Form 10-Q
period 2019-03-31
Watford Holdings Ltd.
filed 2019-05-10
CIK 1601669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38788
Watford Holdings Ltd.
(Exact Name of Registrant as Specified in its Charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-1155442 (I.R.S. Employer Identification Number)
Waterloo House, 1st Floor 100 Pitts Bay Road, Pembroke HM 08, Bermuda (Address of principal executive offices)	(441) 278-3455 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	WTRE	Nasdaq Global Select Market

As of May 9, 2019, there were 22,682,875 of the registrant’s common shares outstanding.

Explanatory note - Certain defined terms
Unless the context suggests otherwise, any reference in this report to:

•	“ACGL” refers to Arch Capital Group Ltd. and its controlled subsidiaries;

•	“Arch” refers to any one or more of the following direct or indirect subsidiaries of ACGL, as applicable in the context in which such term appears:

•	Arch Investment Management Ltd., or AIM, which manages the majority of our investment grade portfolio;

•	Arch Reinsurance Company, or ARC, which is a party to certain quota share agreements with one or more of our operating subsidiaries and a services agreement with Watford Holdings (U.S.) Inc.;

•
Arch Reinsurance Ltd., or ARL, which is a party to certain quota share agreements with one or more of our operating subsidiaries and owned approximately 11% of our outstanding common shares as of March 31, 2019;

•	Arch Underwriters Inc., or AUI, which manages the underwriting business of our U.S. operating subsidiaries;

•	Arch Underwriters Ltd., or AUL, which manages the underwriting business of our non-U.S. operating subsidiaries, including Watford Re;

•	our “Investment Managers” refers to AIM, HPS or any other investment managers that manage our investment grade portfolio or our non-investment grade portfolio from time to time;

•
“HPS” refers to HPS Investment Partners, LLC (formerly known as Highbridge Principal Strategies, LLC), which manages our non-investment grade portfolio, as well as accounts in our investment grade portfolio;

•	“Watford,” “we,” “us” and “our” refers to Watford Holdings Ltd. and its subsidiaries;

•	“Watford Holdings” refers to our company, Watford Holdings Ltd., a Bermuda exempted company;

•	“Watford Trust” refers to Watford Asset Trust I, a statutory trust organized under the laws of the State of Delaware;

•	“Watford Re” refers to Watford Re Ltd., a Bermuda domiciled insurance company and a wholly-owned subsidiary of our company;

•	“WIC” refers to Watford Insurance Company, a New Jersey domiciled insurance company and a wholly-owned subsidiary of our company;

•	“WICE” refers to Watford Insurance Company Europe Limited, a Gibraltar domiciled insurance company and a wholly-owned subsidiary of our company; and

•	“WSIC” refers to Watford Specialty Insurance Company, a New Jersey domiciled insurance company and a wholly-owned subsidiary of our company.

Part I. Financial information
Cautionary note regarding forward-looking statements
The Private Securities Litigation Reform Act of 1995 (or the PSLRA) provides a “safe harbor” for forward-looking statements. This report contains forward-looking statements that are intended to enhance the reader’s ability to assess our future financial and business performance. These statements are based on the beliefs and assumptions of our management, and are subject to risks and uncertainties. Generally, statements that are not about historical facts, including statements concerning our possible or assumed future actions or results of operations are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs, expectations or estimates concerning future operations, strategies, financial results or performance, financings, investments, acquisitions, expenditures or other developments and anticipated trends and competition in the markets in which we operate. Forward-looking statements, for purposes of the PSLRA or otherwise, can also be identified by the use of forward-looking terminology such as “may,” “believes,” “intends,” “anticipates,” “plans,” “estimates,” “expects,” “should” or similar expressions.
Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and in our other reports and other documents filed with the Securities and Exchange Commission, or the SEC, and include:

•	our limited operating history;

•	fluctuations in the results of our operations;

•	our ability to compete successfully with more established competitors;

•	our losses exceeding our reserves;

•	downgrades, potential downgrades or other negative actions by rating agencies;

•	our dependence on key executives and inability to attract qualified personnel, or the potential loss of Bermudian personnel as a result of Bermuda employment restrictions;

•	our dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	our potential inability to pay dividends or distributions;

•	our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;

•	our dependence on clients’ evaluations of risks associated with such clients’ insurance underwriting;

•	the suspension or revocation of our subsidiaries’ insurance licenses;

•	Watford Holdings potentially being deemed an investment company under U.S. federal securities law;

•	the potential characterization of us and/or any of our subsidiaries as a passive foreign investment company, or PFIC;

•	our dependence on Arch for services critical to our underwriting operations;

•	changes to our strategic relationship with Arch or the termination by Arch of any of our services agreements or quota share agreements;

•	our dependence on HPS and AIM to implement our investment strategy;

•	the termination by HPS or AIM of any of our investment management agreements;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	changes in the regulatory environment;

•	our potentially becoming subject to U.S. federal income taxation;

•	our potentially becoming subject to U.S. withholding and information reporting requirements under the U.S. Foreign Account Tax Compliance Act, or FATCA, provisions; and

•
the other risks identified in this report, including, without limitation, those under the sections titled Item 1A “Risk factors” and Item 2 “Management’s discussion and analysis of financial condition and results of operations.”

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates or belief as of the date of this report. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. We do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of this report.

Item 1. Consolidated financial statements

WATFORD HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2019	2018
Assets
Investments:
Term loans, fair value option (Amortized cost: $1,067,676 and $1,055,664)	$1,022,238	$1,000,652
Fixed maturities, fair value option (Amortized cost: $854,510 and $972,653)	826,016	922,819
Short-term investments, fair value option (Cost: $256,065 and $281,959) (1)	256,711	282,132
Equity securities, fair value option	58,801	56,638
Other investments, fair value option (1)	51,556	49,762
Investments, fair value option	2,215,322	2,312,003
Fixed maturities, available for sale (Amortized cost: $549,176 and $397,509)	549,834	393,351
Equity securities, fair value through net income	65,010	33,013
Total investments	2,830,166	2,738,367
Cash and cash equivalents	56,301	63,529
Accrued investment income	17,346	19,461
Premiums receivable (1)	252,850	227,301
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (1)	102,817	86,445
Prepaid reinsurance premiums (1)	72,960	61,587
Deferred acquisition costs, net (1)	80,664	80,858
Receivable for securities sold	62,566	24,507
Intangible assets	7,650	7,650
Funds held by reinsurers (1)	44,638	44,830
Other assets	24,911	18,321
Total assets	$3,552,869	$3,372,856
Liabilities
Reserve for losses and loss adjustment expenses (1)	$1,104,532	$1,032,760
Unearned premiums (1)	401,838	390,114
Losses payable (1)	42,929	24,750
Reinsurance balances payable (1)	27,039	21,034
Payable for securities purchased	95,577	60,142
Payable for securities sold short	28,737	8,928
Revolving credit agreement borrowings	652,743	693,917
Amounts due to affiliates (1)	8,198	5,888
Investment management and performance fees payable (1)	10,483	3,807
Other liabilities	17,819	20,916
Total liabilities	$2,389,895	$2,262,256
Commitments and contingencies
Contingently redeemable preferred shares	221,083	220,992
Shareholders’ equity
Common shares ($0.01 par; shares authorized: 120 million; shares issued and outstanding: 22,682,875)	227	227
Additional paid-in capital	895,386	895,386
Retained earnings (deficit)	46,357	(1,275)
Accumulated other comprehensive income (loss)	(79)	(4,730)
Total shareholders’ equity	941,891	889,608
Total liabilities, contingently redeemable preferred shares and shareholders’ equity	$3,552,869	$3,372,856
(1) See Note 11 - “Transactions with related parties” for disclosure of related party amounts.

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in thousands, except share and per share data)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Revenues
Gross premiums written (1)	$186,689	$213,870
Gross premiums ceded (1)	(41,302)	(34,318)
Net premiums written (1)	145,387	179,552
Change in unearned premiums (1)	707	(42,805)
Net premiums earned (1)	146,094	136,747
Other underwriting income (loss)	592	701
Interest income	43,141	34,645
Investment management fees - related parties (1)	(4,409)	(4,146)
Borrowing and miscellaneous other investment expenses	(8,298)	(6,360)
Net interest income	30,434	24,139
Realized and unrealized gains (losses) on investments	33,720	(2,006)
Investment performance fees - related parties (1)	(5,800)	(2,597)
Net investment income (loss)	58,354	19,536
Total revenues	205,040	156,984

Expenses
Loss and loss adjustment expenses (1)	(110,850)	(97,989)
Acquisition expenses (1)	(33,974)	(34,963)
General and administrative expenses (1)	(7,240)	(5,057)
Net foreign exchange gains (losses)	(437)	(1,283)
Total expenses	(152,501)	(139,292)
Income (loss) before income taxes	52,539	17,692
Income tax expense	—	(3)
Net income (loss) before preferred dividends	52,539	17,689
Preferred dividends	(4,907)	(4,907)
Net income (loss) available to common shareholders	$47,632	$12,782

Earnings (loss) per share:
Basic and diluted	$2.10	$0.56
Weighted average number of common shares used in the determination of earnings (loss) per share:
Basic and diluted	22,682,875	22,682,875
(1) See Note 11 - “Transactions with related parties” for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Net income (loss) available to common shareholders	$47,632	$12,782
Other comprehensive income (loss) net of income tax:
Available for sale investments:
Unrealized holding gains (losses) arising during the year	5,045	(561)
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(229)	144
Foreign currency translation adjustments	(165)	(339)
Other comprehensive income (loss) net of income tax	4,651	(756)
Comprehensive income (loss)	52,283	12,026

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Common shares
Balance at beginning of period	$227	$227
Common shares issued	—	—
Balance at end of period	227	227

Additional paid-in capital
Balance at beginning of period	895,386	895,386
Common shares issued, net	—	—
Balance at end of period	895,386	895,386

Accumulated other comprehensive income (loss)
Balance at beginning of period	(4,730)	(972)
Unrealized holding gains (losses) of available for sale investments:
Balance at beginning of period	(4,158)	—
Unrealized holding gains (losses) of available for sale investments, net of reclassification adjustment	4,816	(417)
Balance at end of period	658	(417)
Currency translation adjustment:
Balance at beginning of period	(572)	(972)
Currency translation adjustment	(165)	(339)
Balance at end of period	(737)	(1,311)
Balance at end of period	(79)	(1,728)

Retained earnings (deficit)
Balance at beginning of period	(1,275)	53,241
Net income (loss) before preferred dividends	52,539	17,689
Preferred share dividends paid and accrued	(4,907)	(4,907)
Balance at end of period	46,357	66,023
Total shareholders’ equity	$941,891	$959,908

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income (loss) before preferred dividends	$52,539	$17,689
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses on investments	(34,932)	(1,393)
Amortization of fixed assets	38	42
Changes in:
Accrued investment income	2,121	1,435
Premiums receivable	(22,686)	(62,928)
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	(16,703)	(4,128)
Prepaid reinsurance premiums	(11,374)	(19,694)
Deferred acquisition costs, net	471	(6,259)
Reserve for losses and loss adjustment expenses	67,964	47,650
Unearned premiums	10,667	62,498
Reinsurance balances payable	6,069	7,662
Funds held with reinsurers	598	3,189
Other liabilities	18,353	(20,882)
Other items	(2,819)	5,354
Net Cash Provided By Operating Activities	70,306	30,235
Investing Activities
Purchase of term loans	(72,168)	(117,944)
Purchase of fixed maturity investments	(306,656)	(437,374)
Proceeds from sale, redemptions and maturity of term loans	48,630	138,646
Proceeds from sales, redemptions and maturities of fixed maturity investments	303,076	327,645
Net (purchases) sales of short-term investments with maturities over three months	25,000	—
Net (purchases) sales of short-term investments with maturities less than three months	504	137,743
Purchases of equity securities	(38,399)	(31,113)
Proceeds from sales of equity securities	7,312	5,327
Net settlements of derivative instruments	824	—
Purchases of furniture, equipment and other assets	—	(7)
Net Cash Provided by (Used For) Investing Activities	(31,877)	22,923
Financing Activities
Dividends paid on redeemable preferred shares	(4,816)	(4,816)
Repayments on borrowings	(100,102)	(101,000)
Proceeds from borrowings	59,000	51,373
Net Cash Used For Financing Activities	(45,918)	(54,443)
Effects of exchange rate changes on foreign currency cash	261	835
Decrease in cash	(7,228)	(450)
Cash and cash equivalents, beginning of period	63,529	54,503
Cash and cash equivalents, end of period	$56,301	$54,053
Supplementary information
Income taxes paid	$—	$3
Interest paid	$7,864	$5,896

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

1. Organization
Watford Holdings Ltd. (the “Parent”) and its wholly-owned subsidiary, Watford Re Ltd. (“Watford Re”), were incorporated under the laws of Bermuda on July 19, 2013.
As used herein, the terms “Company” or “Companies,” or “we,” “us” and “our,” collectively refer to the Parent and/or, as applicable, its subsidiaries. Watford Re is licensed as a Class 4 multi-line insurer under the Insurance Act 1978 of Bermuda, as amended, and related regulations (the “Insurance Act”) and is licensed to underwrite general business on an insurance and reinsurance basis. Through Watford Re, the Company primarily underwrites reinsurance on exposures worldwide.
On March 28, 2019, the Company completed a direct listing of its common shares on the Nasdaq Global Select Market. The Company did not issue any new common shares or receive any proceeds from the sale of common shares by the selling shareholders.
Watford Re and Watford Insurance Company Europe Limited (“WICE”) have engaged Arch Underwriters Ltd. (“AUL”), a company incorporated in Bermuda and a wholly-owned subsidiary of Arch Capital Group Ltd. (“ACGL”), to act as their insurance and reinsurance manager pursuant to services agreements between AUL and Watford Re and WICE, respectively. AUL manages the day-to-day underwriting activities of Watford Re and WICE, subject to the provisions of the services agreement and the oversight of our board of directors. See Note 11 - “Transactions with related parties” for further details.
Watford Specialty Insurance Company (“WSIC”) and Watford Insurance Company (“WIC”), which are wholly-owned, indirect subsidiaries of Watford Re, have engaged Arch Underwriters Inc. (“AUI”), a company incorporated in Delaware and a wholly-owned subsidiary of ACGL, to act as their insurance and reinsurance manager pursuant to services agreements between AUI and WSIC and WIC, respectively. AUI manages the day-to-day underwriting activities of WSIC and WIC, subject to the provisions of the services agreement and the oversight of our board of directors. See Note 11 - “Transactions with related parties” for further details.
The Company has engaged HPS Investment Partners, LLC (“HPS”), as investment manager of the assets in its non-investment grade portfolio pursuant to various investment management agreements. HPS invests the Company’s non-investment grade assets, subject to the terms of the applicable investment management agreements. See Note 11 - “Transactions with related parties” for further details.
The Company has engaged Arch Investment Management Ltd. (“AIM”), a Bermuda exempted company and a subsidiary of ACGL, as investment manager of assets in its investment grade portfolio pursuant to various investment management agreements. AIM manages the majority of the Company’s investment grade assets pursuant to the terms of the investment management agreements with AIM. See Note 11 - “Transactions with related parties” for further details.
The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full calendar year.
2. Significant accounting policies
There has been no material change to the Company’s significant accounting policies as described in its audited consolidated financial statements and the accompanying notes as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, 2017 and 2016, except as noted below.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

(a) Basis of presentation
The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated on consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of recurring accruals) necessary for a fair statement of results on an interim basis.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2018, 2017 and 2016.
(b) Recent accounting pronouncements
Issued and effective as of March 31, 2019
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 intends to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 is effective January 1, 2019. This ASU was adopted on January 1, 2019, and did not have a material impact on the Company’s consolidated financial statements.
In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years. This ASU was adopted on January 1, 2019, and did not have a material impact on the Company’s consolidated financial statements and disclosures.
Issued and effective as of March 31, 2019 - Leases
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). The new accounting guidance requires that the lessee recognize an asset and a liability for leases with a lease term greater than 12 months regardless of whether the lease is classified as operating or financing. Under the previous accounting standard, operating leases were not reflected in the balance sheet.
In July 2018, the FASB issued Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”). ASU 2018-10 intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions.
In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”), which will ease implementation of the lease standard ASU 2016-02. The guidance provides an alternative transition method by which leases are recognized at the date of adoption. Entities that elect this transition option will still be required to adopt the new leases

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company has adopted this alternative transition method.
In March 2019, the FASB issued Accounting Standards Update 2019-01, Leases (Topic 842), Codification Improvements (“ASU 2019-01”), which will identify and clarify three issues relevant to the implementation of ASU 2016-02. Issue 1 and Issue 2 address accounting considerations for the lessor of a leasing transactions, and as such are not relevant to the Company. Issue 3 clarifies that issuers are exempt from the requirement to disclose the effect of adopting ASU 2016-02 on net income and related per-share amounts in post-adoption interim periods.
The Company adopted the ASUs listed above on January 1, 2019. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $1.1 million and a lease liability of $1.1 million in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets as at March 31, 2019. The cumulative effect adjustment to the opening balance of retained earnings was $Nil. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.
3. Segment information
The Company reports results under one segment, which we refer to as our “underwriting segment.” The underwriting segment captures the results of the Company’s underwriting lines of business, which are comprised of specialty products on a worldwide basis. Lines of business include: (i) casualty reinsurance; (ii) property catastrophe reinsurance; (iii) other specialty reinsurance; and (iv) insurance programs and coinsurance.
The accounting policies of the underwriting segment are the same as those used for the preparation of the Company’s consolidated financial statements.
The Company has a corporate function that includes certain general and administrative expenses related to corporate activities, net foreign exchange gains (losses), income tax expense and items related to the Company’s contingently redeemable preferred shares.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following tables provide summary information regarding premiums written and earned by line of business and net premiums written by client location and underwriting location:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Gross premiums written:
Casualty reinsurance	$75,601	$85,963
Other specialty reinsurance	24,298	64,499
Property catastrophe reinsurance	5,992	3,845
Insurance programs and coinsurance	80,798	59,563
Total	$186,689	$213,870

Net premiums written:
Casualty reinsurance	$75,065	$85,695
Other specialty reinsurance	23,182	57,538
Property catastrophe reinsurance	5,982	3,834
Insurance programs and coinsurance	41,158	32,485
Total	$145,387	$179,552

Net premiums earned:
Casualty reinsurance	$63,313	$67,741
Other specialty reinsurance	44,561	37,778
Property catastrophe reinsurance	2,971	2,636
Insurance programs and coinsurance	35,249	28,592
Total	$146,094	$136,747

Net premiums written by client location:
United States	$53,208	$60,127
Bermuda	19,961	19,360
Europe	69,147	99,514
Asia and Pacific	3,071	551
Total	$145,387	$179,552

Net premiums written by underwriting location:
United States	$18,402	$9,782
Europe	23,258	22,897
Bermuda	103,727	146,873
Total	$145,387	$179,552

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

4. Reinsurance
Through reinsurance agreements with Arch Reinsurance Ltd. (“ARL”) and Arch Reinsurance Company (“ARC”), subsidiaries of ACGL and as well as other third-party reinsurance agreements, the Company cedes a portion of its premiums. The effects of reinsurance on the Company’s written and earned premiums, losses and loss adjustment expenses were as follows:

	Three Months Ended March 31,
	2019	2018
Premiums written	($ in thousands)
Direct	$80,798	$59,563
Assumed	105,891	154,307
Ceded	(41,302)	(34,318)
Net	$145,387	$179,552
Premiums earned
Direct	$63,517	$38,928
Assumed	113,481	112,444
Ceded	(30,904)	(14,625)
Net	$146,094	$136,747
Losses and loss adjustment expenses
Direct	$48,404	$25,437
Assumed	84,524	78,460
Ceded	(22,078)	(5,908)
Net	$110,850	$97,989
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with financially sound carriers. At March 31, 2019 and December 31, 2018, a majority of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) were due from ARL and ARC, each of which have ratings of “A+” from A.M. Best. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

5. Reserve for losses and loss adjustment expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Gross reserve for losses and loss adjustment expenses at beginning of period	$1,032,760	$798,262
Unpaid losses and loss adjustment expenses recoverable	81,267	39,856
Net reserve for losses and loss adjustment expenses at beginning of period	951,493	758,406

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current period	110,901	97,386
Prior years	(51)	603
Total net losses and loss adjustment expenses	110,850	97,989

Foreign exchange gains (losses)	4,163	6,545

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current period	(6,330)	(4,737)
Prior years	(54,598)	(49,359)
Total paid losses and loss adjustment expenses	(60,928)	(54,096)

Net reserve for losses and loss adjustment expenses at end of period	1,005,578	808,844
Unpaid losses and loss adjustment expenses recoverable	98,954	43,984
Gross reserve for losses and loss adjustment expenses at end of period	$1,104,532	$852,828
During 2019, the Company recorded net favorable development on prior year loss reserves of $0.1 million. Net favorable development was experienced on casualty reinsurance losses of $1.8 million, offset by unfavorable development on property catastrophe losses of $0.8 million, insurance losses of $0.6 million and other specialty losses of $0.4 million.
During 2018, the Company recorded net unfavorable development on prior year loss reserves of $0.6 million. The development relates to adverse development on casualty reinsurance losses of $1.0 million, other specialty reinsurance losses of $0.2 million and insurance losses of $0.3 million, offset in part by $0.8 million favorable development on our property catastrophe reinsurance business.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

6. Investment information
Available for Sale Investments
The following table summarizes the fair value of the Company’s securities classified as available for sale as at March 31, 2019 and December 31, 2018:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019	($ in thousands)
Fixed maturities:
U.S. government and government agency bonds	$226,110	$1,402	$(67)	$227,445
Non-U.S. government and government agency bonds	100,488	1,813	(1,730)	100,571
Corporate bonds	66,516	245	(199)	66,562
Asset-backed securities	138,647	270	(1,168)	137,749
Mortgage-backed securities	16,341	90	(26)	16,405
Municipal government and government agency bonds	1,074	28	—	1,102
Total investments, available for sale	$549,176	$3,848	$(3,190)	$549,834

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	($ in thousands)
Fixed maturities:
U.S. government and government agency bonds	$156,884	$672	$(127)	$157,429
Non-U.S. government and government agency bonds	89,661	670	(2,859)	87,472
Corporate bonds	77,178	19	(1,204)	75,993
Asset-backed securities	58,369	72	(1,351)	57,090
Mortgage-backed securities	14,344	17	(81)	14,280
Municipal government and government agency bonds	1,073	14	—	1,087
Total investments, available for sale	$397,509	$1,464	$(5,622)	$393,351
The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized losses by length of time the security has been in a continual unrealized loss position:

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2019	($ in thousands)
Fixed maturities:
U.S. government and government agency bonds	$27,337	$(29)	$18,323	$(38)	$45,660	$(67)
Non-U.S. government and government agency bonds	66,845	(1,718)	5,442	(12)	72,287	(1,730)
Corporate bonds	14,494	(162)	17,780	(37)	32,274	(199)
Asset-backed securities	102,217	(1,167)	1,997	(1)	104,214	(1,168)
Mortgage-backed securities	2,980	(26)	—	—	2,980	(26)
Total	$213,873	$(3,102)	$43,542	$(88)	$257,415	$(3,190)
At March 31, 2019, 52 positions out of a total of 92 positions were in an unrealized loss position, however the unrealized loss was less than 10% for all positions. The unrealized loss position decreased during the quarter. The Company believes that such securities were temporarily impaired at March 31, 2019.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018	($ in thousands)
Fixed maturities:
U.S. government and government agency bonds	$66,422	$(127)	$—	$—	$66,422	$(127)
Non-U.S. government and government agency bonds	78,084	(2,859)	—	—	78,084	(2,859)
Corporate bonds	70,443	(1,204)	—	—	70,443	(1,204)
Asset-backed securities	49,400	(1,351)	—	—	49,400	(1,351)
Mortgage-backed securities	8,478	(81)	—	—	8,478	(81)
Total	$272,827	$(5,622)	$—	$—	$272,827	$(5,622)
At December 31, 2018, 60 positions out of a total of 73 positions were in an unrealized loss position, however the unrealized loss was less than 10% for all positions. The decrease in value can be attributed to an increase in interest rates and unfavorable foreign exchange rates for the non-U.S. government agency bonds during the year ended December 31, 2018. The Company believes that such securities were temporarily impaired at December 31, 2018.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our fixed maturities classified as available for sale, summarized by contractual maturity as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$16,378	$16,341	3.0%
Due after one year through five years	299,537	300,716	54.7%
Due after five years through ten years	78,273	78,623	14.3%
Asset-backed securities	138,647	137,749	25.0%
Mortgage-backed securities	16,341	16,405	3.0%
Total investments, available for sale	$549,176	$549,834	100.0%

	December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due after one year through five years	$278,443	$276,706	70.4%
Due after five years through ten years	46,353	45,275	11.5%
Asset-backed securities	58,369	57,090	14.5%
Mortgage-backed securities	14,344	14,280	3.6%
Total investments, available for sale	$397,509	$393,351	100.0%

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Fair Value Option and Fair Value Through Net Income
The following table summarizes the fair value of the Company’s securities held as at March 31, 2019 and December 31, 2018, classified as fair value through net income or for which the fair value option was elected:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019	($ in thousands)
Term loan investments	$1,067,676	$3,593	$(49,031)	$1,022,238
Fixed maturities:
Corporate bonds	504,287	9,631	(31,233)	482,685
U.S. government and government agency bonds	111,113	—	(1,448)	109,665
Asset-backed securities	183,292	4,464	(8,093)	179,663
Mortgage-backed securities	8,803	12	(1,185)	7,630
Non-U.S. government and government agency bonds	40,376	151	(741)	39,786
Municipal government and government agency bonds	6,639	—	(52)	6,587
Short term investments	256,065	829	(183)	256,711
Other investments	50,000	1,556	—	51,556
Equities	56,614	6,712	(4,525)	58,801
Investments, fair value option	$2,284,865	$26,948	$(96,491)	$2,215,322
Fair Value Through Net Income:
Equities, fair value through net income (1)	75,554	1,310	(11,854)	65,010

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	($ in thousands)
Term loan investments	$1,055,664	$767	$(55,779)	$1,000,652
Fixed maturities:
Corporate bonds	617,013	6,468	(44,867)	578,614
U.S. government and government agency bonds	113,452	—	(2,206)	111,246
Asset-backed securities	174,846	673	(6,626)	168,893
Mortgage-backed securities	9,122	—	(1,241)	7,881
Non-U.S. government and government agency bonds	50,914	1	(1,874)	49,041
Municipal government and government agency bonds	7,306	—	(162)	7,144
Short term investments	281,959	570	(397)	282,132
Other investments	50,000	—	(238)	49,762
Equities	56,609	5,136	(5,107)	56,638
Investments, fair value option	$2,416,885	$13,615	$(118,497)	$2,312,003
Fair Value Through Net Income:
Equities, fair value through net income (1)	41,358	2,030	(10,375)	33,013
(1) Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments. As a result, equity securities acquired after January 1, 2018 are classified as fair value through net income and are shown separately above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our term loans, fixed maturities and short-term investments, excluding securities classified as available for sale, summarized by contractual maturity as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$262,629	$263,565	12.5%
Due after one year through five years	933,400	891,703	42.4%
Due after five years through ten years	730,895	702,527	33.4%
Due after ten years	59,232	59,877	2.8%
Asset-backed securities	183,292	179,663	8.5%
Mortgage-backed securities	8,803	7,630	0.4%
Total	$2,178,251	$2,104,965	100.0%

	December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$300,554	$300,519	13.6%
Due after one year through five years	1,044,539	992,834	45.0%
Due after five years through ten years	777,290	731,662	33.2%
Due after ten years	3,925	3,814	0.2%
Asset-backed securities	174,846	168,893	7.6%
Mortgage-backed securities	9,122	7,881	0.4%
Total	$2,310,276	$2,205,603	100.0%

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The table below summarizes the credit quality of our total investments as of March 31, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, as applicable:

	Credit Rating (1)
March 31, 2019	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	D	Not Rated
	($ in thousands)
Term loan investments	$1,022,238	$—	$—	$—	$—	$25,364	$688,143	$238,628	$2,638	$7,286	$60,179
Fixed maturities:
Corporate bonds	549,247	—	28,933	72,717	61,704	15,920	128,610	196,870	—	10,399	34,094
U.S. government and government agency bonds	337,110	—	337,110	—	—	—	—	—	—	—	—
Asset-backed securities	317,412	3,769	2,670	24,767	187,129	40,692	19,078	—	—	—	39,307
Mortgage-backed securities	24,035	—	—	—	16,405	842	—	—	—	2,411	4,377
Non-U.S. government and government agency bonds	140,357	5,294	135,063	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	7,689	6,587	564	538	—	—	—	—	—	—	—
Total fixed income instruments	2,398,088	15,650	504,340	98,022	265,238	82,818	835,831	435,498	2,638	20,096	137,957
Short term investments	256,711	13,043	107,201	64,353	72,114	—	—	—	—	—	—
Total fixed income instruments and short term investments	2,654,799	28,693	611,541	162,375	337,352	82,818	835,831	435,498	2,638	20,096	137,957
Other Investments	51,556
Equities	123,811
Total	$2,830,166	$28,693	$611,541	$162,375	$337,352	$82,818	$835,831	$435,498	$2,638	$20,096	$137,957

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Credit Rating (1)
December 31, 2018	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Term loan investments	$1,000,652	$—	$—	$—	$—	$57,844	$677,211	$201,116	$2,438	$—	$—	$62,043
Fixed maturities:
Corporate bonds	654,607	3,961	58,185	100,590	63,791	15,246	174,867	203,505	—	2,200	—	32,262
U.S. government and government agency bonds	268,675	—	268,675	—	—	—	—	—	—	—	—	—
Asset-backed securities	225,983	4,532	4,973	10,278	113,075	36,643	20,818	—	—	—	—	35,664
Mortgage-backed securities	22,161	—	—	944	13,336	742	—	—	—	—	2,962	4,177
Non-U.S. government and government agency bonds	136,513	5,173	122,715	8,625	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	8,231	6,490	715	1,026	—	—	—	—	—	—	—	—
Total fixed income instruments	2,316,822	20,156	455,263	121,463	190,202	110,475	872,896	404,621	2,438	2,200	2,962	134,146
Short term investments	282,132	4,450	128,015	54,970	68,853	—	25,844	—	—	—	—	—
Total fixed income instruments and short term investments	2,598,954	24,606	583,278	176,433	259,055	110,475	898,740	404,621	2,438	2,200	2,962	134,146
Other Investments	49,762
Equities	89,651
Total	$2,738,367	$24,606	$583,278	$176,433	$259,055	$110,475	$898,740	$404,621	$2,438	$2,200	$2,962	$134,146
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Fair value option
The Company elected to carry the majority of fixed maturity securities and other investments at fair value under the fair value option afforded by accounting guidance regarding the fair value option for financial assets and liabilities. Changes in fair value of investments accounted for using the fair value option are included in “realized and unrealized gain (loss) on investments” in the consolidated statements of income (loss). The Company elected to use this option as investments are not necessarily held to maturity, and in order to address simplification and cost-benefit considerations.
Net investment income (loss)
The components of net investment income (loss) for the three months ended March 31, 2019 and 2018 were derived from the following sources:

	Three Months Ended March 31, 2019
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
Net investment income (loss) by asset class:	($ in thousands)
Term loan investments	$22,410	$9,366	$64	$31,840
Fixed maturities - Fair value option	16,043	19,975	(749)	35,269
Fixed maturities - Available for sale (1)	3,422	—	395	3,817
Short term investments	524	(448)	—	76
Equities (2)	120	2,158	—	2,278
Equities, fair value through net income (2)	622	(1,989)	1,572	205
Other investments	—	1,794	—	1,794
Other (3)	—	1,582	—	1,582
Investment management fees - related parties	(4,409)	—	—	(4,409)
Borrowing and miscellaneous other investment expenses	(8,298)	—	—	(8,298)
Investment performance fees - related parties	—	—	—	(5,800)
	$30,434	$32,438	$1,282	$58,354
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $498.0 thousand and $103.0 thousand, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Three Months Ended March 31, 2018
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
Net investment income (loss) by asset class:	($ in thousands)
Term loan investments	$17,676	$6,646	$(2,760)	$21,562
Fixed maturities - Fair value option	15,755	(3,076)	(10,805)	1,874
Fixed maturities - Available for sale (1)	635	—	(144)	491
Short term investments	761	—	—	761
Equities (2)	(182)	5,326	2,068	7,212
Equities, fair value through net income (2)	—	95	—	95
Other investments	—	644	—	644
Investment management fees - related parties	(4,146)	—	—	(4,146)
Borrowing and miscellaneous other investment expenses	(6,360)	—	—	(6,360)
Investment performance fees - related parties	—	—	—	(2,597)
	$24,139	$9,635	$(11,641)	$19,536
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $6.0 thousand and $150.0 thousand, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
Other-than-temporary impairments
The Company reviews its available for sale investments on a quarterly basis to determine whether declines in fair value below the amortized cost basis are considered other-than-temporary in accordance with applicable guidance. As of the quarter ended March 31, 2019, the Company did not identify any other-than-temporary impairments.
Pledged and restricted assets
For the benefit of certain Arch entities and other third parties that cede business to us, we are required to post and maintain collateral to support our potential obligations under reinsurance contracts that we write. This collateral can be in the form of either investment assets held in collateral trust accounts or letters of credit. Under our credit facilities, in order for us to have the bank issue a letter of credit to our reinsurance contract counterparty, we must post investment assets or cash as collateral to the bank. In either case, the amounts remain restricted for the duration of the term of the trust or letter of credit, as applicable.
At March 31, 2019 and December 31, 2018, the Company held $2.4 billion and $2.4 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities and investment derivatives. Included within total pledged assets, the Company held $6.2 million and $5.5 million, respectively, in deposits with U.S. regulatory authorities.
7. Fair value
Fair value hierarchy
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

under U.S. GAAP and provides a common definition of fair value to be used throughout U.S. GAAP. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement (Level 1 being the highest priority and Level 3 being the lowest priority).
The levels in the hierarchy are defined as follows:

•	Level 1: Inputs to the valuation methodology are observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;

•
Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The availability of observable inputs can vary by financial instrument and is affected by a wide variety of factors including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. The degree of judgment exercised by the Company in determining fair value is greatest for financial instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This may lead to a change in the valuation techniques used to estimate the fair value measurement and cause an instrument to be reclassified between levels within the fair value hierarchy.
Fair value measurements on a recurring basis
The following is a description of the valuation methodologies used for securities measured at fair value, as well as the general classification of such securities pursuant to the valuation hierarchy.
The Company determines the existence of an active market based on its judgment as to whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. The Company uses quoted values and other data provided by nationally recognized independent pricing sources as inputs into its process for determining fair values of its fixed maturity investments. Each price source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.
Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source would be used (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. Based on the above review, the Company will challenge any prices for a security or portfolio which are considered not to be representative of fair value.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. Such quotes are subject to the validation procedures noted above. Where quotes are unavailable, fair value is determined by the investment manager using quantitative and qualitative assessments such as internally modeled values, which are reviewed by the Company’s management.
Of the $2.8 billion of financial assets and liabilities measured at fair value at March 31, 2019, approximately $203.7 million, or 7.3% were priced using non-binding broker-dealer quotes or modeled valuations. Of the $2.7 billion of financial assets and liabilities measured at fair value at December 31, 2018, approximately $178.3 million, or 6.5% were priced using non-binding broker-dealer quotes or modeled valuations.
The Company reviews its securities measured at fair value and discusses the proper classification of such investments with its investment managers and others. A discussion of the general classification of the Company’s financial instruments follows:
Fixed Maturities. The Company uses the market approach valuation technique to estimate the fair value of its fixed maturity securities, when possible. The market approach includes obtaining prices from independent pricing services, such as index providers and pricing vendors, as well as to a lesser extent quotes from broker-dealers. The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value.
The following describes the significant inputs generally used to determine the fair value of the Company’s investment securities by asset class:
Term Loans. Fair values are estimated by using quoted prices obtained from independent pricing services for term loan investments with similar characteristics, pricing models or matrix pricing. Such investments are generally classified within Level 2. The fair values for certain of the Company’s term loans are determined by the investment manager using quantitative and qualitative assessments such as internally modeled values, which are reviewed by the Company’s management. The modeled values are based on peer loans and comparison to industry-specific market data. In addition, the investment manager assesses the fair value based on the valuation of the underlying holdings in accordance with the fund’s governing documents. Significant unobservable inputs used to price these securities may include changes in peer and/or comparable credit spreads, accretion of any original issue discount and changes in the issuer’s debt leverage since issue. Changes in peer credit spreads, comparable credits spreads, and issuer debt leverage are negatively correlated with the modeled fair value measurement. Such investments are generally classified within Level 3.
Corporate Bonds. Valuations are provided by independent pricing services, substantially all through index providers and pricing vendors, with a small amount through broker-dealers. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. As the significant inputs used in the pricing process for corporate bonds are observable market inputs, the fair value of the majority of these securities are classified within Level 2. The fair values for certain of the Company’s corporate bonds are determined by the investment manager using quantitative and qualitative assessments such as internally modeled values, which are reviewed by the Company’s management. The modeled values are based on peer bonds and comparison to industry-specific market data. In addition, the investment manager assesses the fair value based on the valuation of the underlying holdings in accordance with the bonds’ governing documents. Significant unobservable inputs used to price these securities may include changes in peer and/or comparable credit spreads, accretion of any

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

original issue discount and changes in the issuer’s debt leverage since issue. Changes in peer credit spreads, comparable credits spreads, and issuer debt leverage are negatively correlated with the modeled fair value measurement. Such investments are generally classified within Level 3.
Asset-Backed Securities. Valuations are provided by independent pricing services, substantially all through index providers and pricing vendors, with a small amount through broker-dealers. The fair values of these securities is generally determined through the use of pricing models (including option adjusted spread) which use spreads to determine the appropriate average life of the securities. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. The pricing services also review prepayment speeds and other indicators, when applicable. As the significant inputs used in the pricing process for asset-backed securities are observable market inputs, the fair value of these securities are classified within Level 2.
Mortgage-Backed Securities. Valuations are provided by independent pricing services, substantially all through pricing vendors and index providers with a small amount through broker-dealers. The fair values of these securities are generally determined through the use of pricing models (including option adjusted spread) which use spreads to determine the expected average life of the securities. These spreads are generally obtained from the new issue market, secondary trading and from broker-dealers who trade in the relevant security market. The pricing services also review prepayment speeds and other indicators, when applicable. As the significant inputs used in the pricing process for mortgage-backed securities are observable market inputs, the fair value of these securities are classified within Level 2.
U.S. Government and Government Agencies. Valuations are provided by independent pricing services, with all prices provided through index providers and pricing vendors. The Company determined that all U.S. Treasuries would be classified as Level 1 securities due to observed levels of trading activity, the high number of strongly correlated pricing quotes received on U.S. Treasuries and other factors.
Non-U.S. Government Securities. Valuations are provided by independent pricing services, with all prices provided through index providers and pricing vendors. The fair values of these securities are generally based on international indices or valuation models which include daily observed yield curves, cross-currency basis index spreads and country credit spreads. As the significant inputs used in the pricing process for non-U.S. government securities are observable market inputs, the fair value of these securities are classified within Level 2.
Municipal Government Bonds. Valuations are provided by independent pricing services, with all prices provided through index providers and pricing vendors. The fair values of these securities are generally determined using spreads obtained from broker-dealers who trade in the relevant security market, trade prices and the new issue market. As the significant inputs used in the pricing process for municipal bonds are observable market inputs, the fair value of these securities are classified within Level 2.
Short-Term Investments. The Company determined that certain of its short-term investments, held in highly liquid money market-type funds, and equities would be included in Level 1 as their fair values are based on quoted market prices in active markets. The fair values of other short-term investments are generally determined using the spread above the risk-free yield curve and are classified within Level 2.
Equity Securities. The Company determined that exchange-traded equity securities would be included in Level 1 as their values are based on quoted market prices in active markets. Other equity securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using non-binding broker-dealer quotes. These equity securities are included in Level 2 of the valuation hierarchy. Where such quotes are unavailable, fair value is determined by the investment manager using quantitative and qualitative

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

assessments such as internally modeled values, which are reviewed by the Company’s management. As the significant inputs used to price these securities are unobservable, the fair value of these securities are classified as Level 3. Significant unobservable inputs used to price preferred stock may include changes in peer and/or comparable credit spreads, accretion of any original issue discount and changes in the issuer’s debt leverage since issue. Changes in peer credit spreads, comparable credit spreads, and issuer debt leverage are negatively correlated with the modeled fair value measurement.
Underwriting Derivative Instruments. The Company values the government-sponsored enterprise credit-risk sharing transactions using a valuation methodology based on observable inputs from non-binding broker-dealer quotes and/or recent trading activity. As the inputs used in the valuation process are observable market inputs, the fair value of these securities are classified within Level 2. Refer to Note 8, “Derivative instruments” for more information.
Investment Derivative Instruments. The Company values the investment derivatives, including total return swaps and options, at fair value. As the underlying investments have observable inputs, the fair value of these securities are classified within Level 2. Refer to Note 8, “Derivative instruments” for more information.
Other Investments. The fair value of the Company’s investment in the private fund is measured using the most recently available NAV, as advised by a third-party administrator.
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The fair value of the Company’s investment in the private fund is measured using the most recently available NAVs as advised by the third party administrator. The fund NAVs are based on the administrator’s valuation of the underlying holdings in accordance with the fund’s governing documents and in accordance with U.S. GAAP.
The Company often does not have access to financial information relating to the underlying securities held within the fund therefore management is unable to corroborate the fair values placed on the securities underlying the asset valuations provided by the fund manager or fund administrator. In order to assess the reasonableness of the NAVs, we perform a number of monitoring procedures on a quarterly basis, to assess the quality of the information provided by the fund manager and fund administrator. These procedures include, but are not limited to, regular review and discussion of the fund’s performance with its manager.
The fair value of the private fund is measured using the NAV as a practical expedient, therefore the fair value of the fund has not been categorized within the fair value hierarchy.
The following table presents the Company’s financial assets and liabilities measured at fair value by level as at March 31, 2019 and December 31, 2018:

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

		Fair Value Measurement Using:
March 31, 2019	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:	($ in thousands)
Term loans	$1,022,238	$—	$974,870	$47,368
Fixed maturities:
Corporate bonds	549,247	—	525,528	23,719
U.S. government and government agency bonds	337,110	337,001	109	—
Asset-backed securities	317,412	—	317,412	—
Mortgage-backed securities	24,035	—	24,035	—
Non-U.S. government and government agencies	140,357	—	140,357	—
Municipal government and government agency bonds	7,689	—	7,689	—
Short-term investments	256,711	256,711	—	—
Equities	123,811	9,147	14,013	100,651
Other underwriting derivative assets	213	—	213	—
Investment derivative assets (1)	398	—	398	—
Other investments measured at net asset value (2)	51,556	—	—	—
Total assets measured at fair value	$2,830,777	$602,859	$2,004,624	$171,738

Investment derivative liabilities (1)	398	—	398	—
Payable for securities sold short:
Corporate bonds	25,709	—	25,709	—
Equities	3,028	—	3,028	—
Total liabilities measured at fair value	$29,135	$—	$29,135	$—
(1) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets as of March 31, 2019.
(2) In accordance with applicable accounting guidance, other investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

		Fair Value Measurement Using:
December 31, 2018	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:	($ in thousands)
Term loans	$1,000,652	$—	$953,173	$47,479
Fixed maturities:
Corporate bonds	654,607	—	630,330	24,277
U.S. government and government agency bonds	268,675	268,567	108	—
Asset-backed securities	225,983	—	203,423	22,560
Mortgage-backed securities	22,161	—	22,161	—
Non-U.S. government and government agencies	136,513	—	136,513	—
Municipal government and government agency bonds	8,231	—	8,231	—
Short-term investments	282,132	256,288	25,844	—
Equities	89,651	7,977	11,223	70,451
Other underwriting derivative assets	249	—	249	—
Investment derivative assets (1)	51	—	51	—
Other investments measured at net asset value (2)	49,762	—	—	—
Total assets measured at fair value	$2,738,667	$532,832	$1,991,306	$164,767

Investment derivative liabilities (1)	1,279	—	1,279	—
Payable for securities sold short:
Corporate bonds	7,790	—	7,790	—
Equities (1)	1,138	—	1,138	—
Total liabilities measured at fair value	$10,207	$—	$10,207	$—
(1) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets as of December 31, 2018. The Company’s call options are recorded as equities in payable for securities sold short in the consolidated balance sheets as of December 31, 2018. The Company’s put options are recorded as equities in the consolidated balance sheets as of December 31, 2018.
(2) In accordance with applicable accounting guidance, other investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
When the fair value of financial assets and financial liabilities cannot be derived from active markets, the fair value is determined using a variety of valuation techniques that include the use of models. The inputs to these models are taken from observable markets where possible, but where this is not feasible, estimation is required to establish fair values. Changes in assumptions about these factors could affect the reported fair value of financial instruments and the level where the instruments are disclosed in the fair value hierarchy.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents a reconciliation of the beginning and ending balances for all the financial assets measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	Beginning Balance	Transfers in (out) of Level 3 (1)	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$47,479	$—	$163	$(274)	$—	$47,368
Corporate bonds	24,277	—	(90)	(69)	(399)	23,719
Asset-backed securities	22,560	(22,560)	—	—	—	—
Equities	70,451	—	30,534	(334)	—	100,651
Total	$164,767	$(22,560)	$30,607	$(677)	$(399)	$171,738

Three Months Ended March 31, 2018	Beginning Balance	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$62,478	$(27,505)	$(593)	$—	$34,380
Corporate bonds	24,710	—	(88)	567	25,189
Short-term investments	—	4,302	58	—	4,360
Equities	52,921	30,066	819	—	83,806
Total	$140,109	$6,863	$196	$567	$147,735
(1) During the three months ended March 31, 2019, the Company obtained pricing for an asset-backed security, in which pricing was not available as of December 31, 2018. As such, the security was transferred from Level 3 to Level 2 at its fair value as of December 31, 2018.
(2) For the three months ended March 31, 2019, the net purchases (sales) consisted of purchases of $37.8 million of equities and $237.0 thousand of term loans, offset in part by sales, calls and redemptions of $7.3 million of equities, $89.9 thousand of corporate bonds and $74.0 thousand of term loans. For the three months ended March 31, 2018, the net purchases (sales) consisted of purchases of $30.1 million equities, $4.3 million of short-term investments and $1.0 million of term loans, partially offset by sales, calls and redemptions of $28.5 million of term loans.
(3) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).
Financial instruments disclosed, but not carried, at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2019 and December 31, 2018 due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
Fair value measurements on a non-recurring basis
The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company uses a variety of techniques to measure the fair value of these assets when appropriate, as described below.
Intangible Assets
The Company tests intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. When the Company determines intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

8. Derivative instruments
Underwriting Derivatives
The Company’s underwriting strategy allows it to enter into government-sponsored enterprise credit-risk sharing transactions. These transactions are accounted for as derivatives. The derivative assets and derivative liabilities relating to these transactions are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. Realized and unrealized gains and losses from other derivatives are included in other underwriting income (loss) in the Company’s consolidated statements of net income (loss). The risk in force of these transactions is considered the notional amount.
As at March 31, 2019 and December 31, 2018, the Company held $15.2 million and $15.5 million, respectively, in assets as collateral for these transactions. These assets are included in fixed maturities which are recorded at fair value in the Company’s consolidated balance sheets.
Investment Derivatives
The Company’s investment strategy allows for the use of derivative securities. Beginning in the third quarter of 2018, the Company invested in call options to manage specific market risks; such derivative instruments are recorded at fair value, and shown as part of payable for securities sold short on its consolidated balance sheets. Such call options matured in the first quarter of 2019.
Additionally, beginning in the fourth quarter of 2018, the Company invested in put options to manage specific market risks; such derivative instruments are recorded at fair value, and shown as part of equity investments on its consolidated balance sheets. Such put options were sold in the first quarter of 2019.
The Company began investing in total return swaps (“swaps”) during 2018, through a Master Confirmation of Total Return Swap Transactions agreement, and recognizes the swap derivatives at fair value. The derivative assets and derivative liabilities relating to these transactions are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. As at March 31, 2019 and December 31, 2018, the Company had collateral funds held by the counterparty of $46.8 million and $36.3 million included in short term investments in the Company’s consolidated balance sheets.
The fair value of such swaps are based on observable inputs and classified in Level 2 of the valuation hierarchy. Realized and unrealized gains and losses from investment derivatives are included in realized and unrealized gains (losses) on investments in the Company’s consolidated statements of net income (loss).
The Company did not hold any derivatives which were designated as hedging instruments at March 31, 2019 and December 31, 2018.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table summarizes information on the fair values and notional amount of the Company’s derivative instruments at March 31, 2019 and December 31, 2018:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Net Derivatives	Notional Amount (1)
	($ in thousands)
March 31, 2019
Other underwriting derivatives	$213	$—	$213	$70,749
Investment derivatives	398	398	—	115,392
Total	$611	$398	$213	$186,141

December 31, 2018
Other underwriting derivatives	$249	$—	$249	$72,148
Investment derivatives	859	2,417	(1,558)	116,214
Total	$1,108	$2,417	$(1,309)	$188,362
(1) The notional amount represents the absolute value of all outstanding contracts.
The realized and unrealized gains and losses on the Company’s derivative instruments are reflected in the consolidated statements of income, as summarized in the following table:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Underwriting derivatives:
Other underwriting income (loss)	$592	$701
Investment derivatives:
Realized and unrealized gains (losses) on investments	2,383	—

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

9. Earnings per common share
The calculation of basic earnings per common share is computed by dividing income available to the Parent’s common shareholders by the weighted average number of common shares outstanding for the periods. The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2019	2018
Numerator:	($ in thousands except share and per share data)
Net income (loss) before preferred dividends	$52,539	$17,689
Preferred dividends	(4,907)	(4,907)
Net income (loss) available to common shareholders	$47,632	$12,782
Denominator:
Weighted average common shares outstanding - basic and diluted	22,682,875	22,682,875
Earnings (loss) per common share:
Basic and diluted	$2.10	$0.56
10. Income taxes
Watford Holdings and Watford Re are incorporated under the laws of Bermuda and, under current law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. In the event that any legislation is enacted in Bermuda imposing such taxes, a written undertaking has been received from the Bermuda Minister of Finance under the Exempted Undertakings Tax Protection Act 1966 that such taxes will not be applicable to Watford Holdings and Watford Re until March 31, 2035.
WICE is incorporated under the laws of Gibraltar and regulated by the Gibraltar Financial Services Commission (the “FSC”) under the Financial Services (Insurance Company) Act (the “Gibraltar Act”). In addition to its operations in Gibraltar, WICE operates a branch in Romania. The current rates of tax on applicable profits in Gibraltar and Romania are 10% and 16%, respectively. The open tax years that are potentially subject to examination are 2016 through 2019 in Gibraltar and 2018 through 2019 in Romania.
Watford Holdings (U.K.) Limited is incorporated in the United Kingdom and is subject to U.K. corporate income tax. The current U.K. corporate income tax rate is 19% and will be reduced to 17% from April 1, 2020. The open tax years that are potentially subject to examination by U.K. tax authorities are 2017 through 2019.
Watford Holdings (U.S.) Inc. is incorporated in the U.S. and files a consolidated U.S. federal tax return with its subsidiaries Watford Specialty Insurance Company, Watford Insurance Company, and Watford Services Inc. The U.S. federal tax rate is 21% for tax years beginning after December 31, 2017. The open tax years that are potentially subject to examination by U.S. tax authorities are 2015 through 2019.
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of March 31, 2019 and December 31, 2018, the Company’s valuation allowance was $1.4 million and $1.5 million, respectively. The valuation allowance primarily relates to U.S. and Gibraltar operating loss carry-forwards. The U.S. net operating loss carry-forwards begin to expire in 2035. The Gibraltar net

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

operating loss carry-forwards do not expire. After consideration of the valuation allowance, the Company had net deferred tax assets of $Nil as of March 31, 2019 and December 31, 2018.
After taking into account the impact of the decrease in the valuation allowance, the Company recognized income tax expense during the three months ended March 31, 2019 and 2018 of $Nil and $3.0 thousand, respectively.
The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2019 and December 31, 2018, the Company’s total unrecognized tax benefits, including interest and penalties, were $Nil.
11. Transactions with related parties
In March 2014, ARL invested $100.0 million in the Parent and acquired approximately 11% of its common equity. AUL acts as the insurance and reinsurance manager for Watford Re and WICE while AUI acts as the insurance and reinsurance manager for WSIC and WIC, all under separate long-term services agreements. HPS manages the Company’s non-investment grade portfolio as investment manager and AIM manages a portion of the Company’s investment grade portfolio as investment manager, each under separate long-term services agreements. ARL and HPS were granted warrants to purchase additional common equity based on performance criteria. In recognition of the sizable ownership interest, two senior executives of ACGL were appointed to our board of directors. The services agreements with AUL and AUI and the investment management agreements with HPS and AIM provide for services for an extended period of time with limited termination rights by the Company. In addition, these agreements allow for AUL, AUI, HPS and AIM to participate in the favorable results of the Company in the form of performance fees.
AUL and AUI
Watford Re and WICE entered into services agreements with AUL. WSIC and WIC entered into services agreements with AUI. AUL and AUI provide services related to the management of the underwriting portfolio for a term ending on December 2025. The services agreements perpetually renew automatically in five-year increments unless either we or Arch gives notice to not renew at least 24 months before the end of the then-current term.
As part of the services agreements, AUL and AUI make available to the Companies, on a non-exclusive basis, certain designated employees who serve as officers of the Companies and underwrite business on behalf of the Companies (the “Designated Employees”). AUL and AUI also provide portfolio management, Designated Employee supervision, exposure modeling, loss reserve recommendations, claims-handling, accounting and other related services as part of the services agreements.
In return for their services, AUL and AUI receive fees from the Companies, including an underwriting fee and profit commission, as well as reimbursement for the services of the Designated Employees and reimbursements for an allocated portion of the expenses related to seconded employees, plus other expenses incurred on behalf of the Company.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The related AUL and AUI fees and reimbursements incurred in the consolidated statement of income (loss) for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Acquisition expenses	$4,948	$3,642
General and administrative expenses	2,011	890
	$6,959	$4,532
HPS
Certain HPS principals and management own common and preference shares of the Company.
In return for its investment services, HPS receives a management fee, a performance fee and allocated operating expenses. The management fee is calculated at an annual rate of 1.0% of the aggregate net asset value of the assets that are managed by HPS, payable quarterly in arrears. For purposes of calculating the management fees, net asset value is determined by HPS in accordance with the investment management agreements and is measured before reduction for any management fees, performance fees or any expense reimbursement and as adjusted for any non-routine intra-month withdrawals. We have also agreed to reimburse HPS for certain expenses related to the management of our non-investment grade portfolio as set forth in the investment management agreements.
The base performance fee is equal to 10% of the Income (as defined in the investment management agreements relating to Watford Re, WICE and Watford Trust) or Aggregate Income (as defined in the investment management agreements relating to WSIC and WIC), as applicable, if any, on the assets managed by HPS, calculated and payable as of each fiscal year-end and the date on which the investment management agreements are terminated and not renewed, and HPS is eligible to earn an additional performance fee equal to 25% of any Excess Income (as defined in the investment management agreements) in excess of a net 10% return to Watford after deduction for paid and accrued management fees and base performance fees, with the total performance fees not to exceed 17.5% of the Income or Aggregate Income, as applicable. No performance fees will be paid to HPS if the high water mark (as described in the investment management agreements with HPS) is not met.
During the year ended December 31, 2017, the Company invested $50.0 million in a private fund (“Master Fund”) as part of HPS’s investment strategy. HPS acts as the Trading Manager and provides certain administrative management services to the Master Fund. As at March 31, 2019 the Company’s investment represents approximately 19.0% of the Fund. The management fees and performance fees on the Master Fund will be subject to the existing fee structure of the existing investment management agreement between the Company and HPS, as discussed above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The related consolidated statement of income (loss) for the three months ended March 31, 2019 and 2018, and consolidated balance sheet account balances for HPS management fees and performance fees as of March 31, 2019 and December 31, 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Investment management fees - related parties	$4,147	$3,852
Investment performance fees - related parties	5,800	2,597
	$9,947	$6,449

	March 31,	December 31,
	2019	2018
Consolidated balance sheet items:	($ in thousands)
Other investments, at fair value	$51,556	$49,762
Investment management and performance fees payable	10,483	3,807
AIM
Watford Re, WSIC, WICE, and WIC entered into investment management agreements with AIM pursuant to which AIM manages a portion of our investment grade portfolio. Each of the Watford Re, WICE, WSIC and WIC investment management agreements with AIM has a one-year term, with the terms ending annually on March 31, July 31, January 31 and July 31, respectively. The terms will continue to renew for successive one-year periods; provided, however, that either the Company or AIM may terminate any of the investment management agreements with AIM at any time upon 45 days prior written notice. To date, there has been no such notice filed on such agreements.
In return for its investment management services, AIM receives a monthly management fee. The management fee is based on a percentage of the aggregate asset value of the AIM managed portfolio. For the purposes of calculating the management fees, asset value is determined by AIM in accordance with the investment management agreements and is measured before deduction of any management fees or expense reimbursement. We have also agreed to reimburse AIM for additional services related to investment consulting and oversight services, administrative operations and risk analytic support services related to the management of our portfolio, as set forth in the investment management agreements.
The related consolidated statement of income (loss) for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Investment management fees - related parties	$262	$294

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

ACGL
Certain directors, executive officers and management of ACGL own common and preference shares of the Company.
The Company reinsures ARL and other ACGL subsidiaries and affiliates for property and casualty risks on a quota share basis. ACGL cedes business to us pursuant to inward retrocession agreements our operating subsidiaries have entered into with ACGL. Pursuant to these inward retrocession agreements, we pay a ceding fee based on the business ceded and the applicable retrocession agreement. For the three months ended March 31, 2019 and 2018, we incurred ceding fees to Arch, in aggregate, of $4.2 million and $4.0 million, respectively, under these inward retrocession agreements. Such fees, in addition to origination fees, are reflected in “acquisition expenses” on the consolidated statement of income (loss).
The related consolidated statement of income (loss) for the three months ended March 31, 2019 and 2018, and consolidated balance sheets account balances for these transactions (excluding AUL and AUI expenses described above) as of March 31, 2019 and December 31, 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Gross premiums written	$72,005	$82,131
Gross premiums ceded	(16,990)	(15,287)
Net premiums earned	48,898	58,308
Losses and loss adjustment expenses	36,232	36,662
Acquisition expenses	21,759	24,200

	March 31,	December 31,
	2019	2018
Consolidated balance sheet items:	($ in thousands)
Total investments	$803,266	$719,189
Premiums receivable	132,777	118,208
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	50,432	45,954
Prepaid reinsurance premiums	31,856	27,598
Deferred acquisition costs, net	49,124	48,380
Funds held by reinsurers	32,812	33,352
Other receivables (1)	1,697	—
Contingent commissions (1)	3,892	2,967
Reserve for losses and loss adjustment expenses	642,045	631,670
Unearned premiums	176,658	166,491
Losses payable	37,313	19,098
Reinsurance balances payable	25,681	20,299
Amounts due to affiliates	8,198	5,888
(1) Other receivables and contingent commissions are recorded in other assets in the consolidated balance sheet.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Artex
In 2015, WICE and AUL entered into an insurance management services agreement with Artex Risk Solutions (Gibraltar) Limited, or Artex, pursuant to which Artex provides services to WICE relating to management, secretarial, governance, underwriting, claims, reinsurance, financial management, investment, regulatory, compliance, risk management and Solvency II. In addition, two principals of Artex have been appointed directors of WICE. In exchange for these services, we pay Artex fees based on WICE’s gross premiums written, subject to a minimum amount of £150,000 per annum and a maximum amount of £400,000 per annum, in each case subject to an inflation increase on an annual basis. The insurance management services agreement may be terminated by either Artex or WICE upon twelve months prior written notice; provided that the agreement is subject to earlier termination by WICE or Artex upon the occurrence of certain events.
The table below provides the aggregate fees we paid to Artex under the insurance management services agreement for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Fees paid to Artex under insurance management services agreement	$131	$120
For the three months ended March 31, 2019 and 2018, we paid no fees to Arch under this insurance management services agreement.
12. Commitments and contingencies
Concentrations of credit risk
For our reinsurance agreements, the creditworthiness of a counterparty is evaluated by the Company, taking into account credit ratings assigned by independent agencies. The credit approval process involves an assessment of factors, including, among others, the counterparty country and industry exposures. Collateral may be required, at the discretion of the Company, on certain transactions based on the creditworthiness of the counterparty.
The areas where significant concentrations of credit risk may exist include unpaid losses and loss adjustment expenses recoverable, prepaid reinsurance premiums and paid losses and loss adjustment expenses recoverable net of reinsurance balances payable (collectively, “net reinsurance recoverables”), investments and cash and cash equivalent balances.
The Company’s reinsurance recoverables, and prepaid reinsurance premiums, net of reinsurance balances payable, resulting from reinsurance agreements entered into with ARL and ARC as at March 31, 2019 and December 31, 2018 amounted to $56.6 million and $53.3 million, respectively. ARL and ARC have “A+” credit ratings from A.M. Best.
A credit exposure exists with respect to reinsurance recoverables as they may become uncollectible. The Company manages its credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound and, if necessary, the Company may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.
In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of insurance and reinsurance balances owed to the Company.
The Company’s investment portfolios are managed in accordance with investment guidelines that include standards of diversification, which limit the allowable holdings of any single issuer. There

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at March 31, 2019 and December 31, 2018, other than cash and cash equivalents held in operating and investment accounts with financial institutions with credit ratings between “A” and “AA-.”
Letter of credit facility
On May 16, 2018, Watford Re renewed its letter of credit facility with Lloyds Bank Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2019, and is expected to be renewed. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, which the Company was in compliance with at March 31, 2019 and December 31, 2018. At such dates, the Company had $72.1 million and $68.9 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These amounts are reflected as short-term investments in the Company’s consolidated balance sheets.
Secured credit facility
On November 30, 2017, Watford Re amended and restated its $800 million secured credit facility (the “Secured Facility”) with Bank of America, N.A. which expires on November 30, 2021. The purpose of the Secured Facility is to provide borrowings, backed by Watford Re’s investment portfolios. In addition, the Secured Facility allows for Watford Re to issue up to $400.0 million in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements. At March 31, 2019, Watford Re had $488.6 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At December 31, 2018, Watford Re had $455.7 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At March 31, 2019 and December 31, 2018, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facility
As of March 31, 2019 and December 31, 2018, Watford Re borrowed $164.1 million and $238.2 million, respectively, from our custodian bank to purchase U.S.-denominated securities.
As of March 31, 2019, the total borrowed amount of $164.1 million included 2.0 million Swiss Francs, or CHF, (USD equivalent of $2.0 million) to purchase CHF-denominated securities. As of December 31, 2018, the total borrowed amount of $238.2 million included 2.0 million CHF, (USD equivalent of $2.0 million) to purchase CHF-denominated securities. We pay interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the borrowed funds is included as a component of foreign exchange gains (losses) included in the consolidated statements of net income (loss).
The custodian bank requires us to hold cash and investments on deposit with, or in an investment account, with respect to the borrowed funds. As at March 31, 2019 and December 31, 2018, we were required to hold $246.9 million and $339.1 million, respectively, in such deposits and investment accounts.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Leases
The Company has entered into a lease agreement for real estate that is used for office space in the ordinary course of business. The lease is accounted for as an operating lease, whereby the lease expense is recognized on a straight-line basis over the term of the lease. Refer to Note 2, “Significant accounting policies” for additional information regarding the accounting for leases.
Leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company’s discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Such options relating to the extension or renewal of the lease term are not included in the operating lease liability at this time. The Company, in determining the present value of lease payments, utilizes the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.
Lease expense is included in general and administrative expenses in the Company’s consolidated statements of net income (loss). Additional information regarding the Company’s real estate operating lease is as follows.

Three Months Ended March 31,
2019
($ in thousands)
Lease cost:
Operating lease	$71
Other information on operating lease:
Cash payments included in the measurement of lease liability reported in operating cash flows	60
Weighted average discount rate	3.9%
Weighted average remaining lease term in years	4.5 years
The following tables present the contractual maturity of the Company’s lease liability:

March 31, 2019
($ in thousands)
Remainder of 2019	212
2020	283
2021	283
2022	283
2023	189
Total undiscounted lease payments	1,250
Less: present value adjustment	(102)
Operating lease liability	1,148

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

December 31, 2018
($ in thousands)
Future rental commitments
2019	283
2020	283
2021	283
2022	283
2023	189
Total	1,321
Employment and other arrangements
The Company has employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, participation in the Company’s employee benefit programs and the reimbursements of expenses.
Investment commitments
As at March 31, 2019 and December 31, 2018 the Company had unfunded commitments of $Nil million and $2.9 million, respectively, relating to equities within its investment portfolios.
13. Legal proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2019, the Company was not a party to any litigation or arbitration which is expected by management to have a material adverse effect on the Company’s results of operations or financial condition and liquidity.
14. Subsequent events
The Company has evaluated known recognized and non-recognized subsequent events. The Company does not have any subsequent events to report.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements, which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed elsewhere in this report, including the sections entitled Part I. “Financial information - Cautionary note regarding forward-looking statements” and Item 1A “Risk factors.”
This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. Tabular amounts are in U.S. dollars in thousands, except share amounts, unless otherwise noted.
Overview
We are a global property and casualty, or P&C, insurance and reinsurance company with approximately $1.2 billion in total capital as of March 31, 2019, comprised of $0.2 billion of contingently redeemable preference shares and $0.9 billion of common shareholders’ equity. Through operations in Bermuda, the United States and Europe, we write insurance and reinsurance on a worldwide basis. Our objective is to deliver attractive returns to shareholders by combining disciplined underwriting with superior investment management. Our strategy combines a diversified, casualty-focused underwriting portfolio, accessed through our multi-year, renewable strategic underwriting management relationship with Arch, with a disciplined investment strategy comprising primarily non-investment grade corporate credit assets, managed by HPS. In addition, we have a services arrangement with AIM and other investment managers to manage our investment grade portfolio.
While we are positioned to provide a full range of P&C lines, we focus on writing specialty lines of business. We believe that our experienced management team, our relationship with Arch and our strong capital base have enabled us to successfully compete and establish a meaningful presence in the insurance and reinsurance markets in which we participate.
We seek to generate an attractive return on average equity across the relevant insurance and investment cycles. We opportunistically seek to underwrite new lines that fit our return profile while maintaining a disciplined underwriting approach.
Current outlook
The current insurance and reinsurance market environment is extremely competitive and reflects a prolonged period of low prices and continued pressure to broaden terms and conditions, though the 2017 and 2018 catastrophe events seem to have somewhat dampened the downward pricing pressure. While the insurance and reinsurance market historically has been subject to pricing and capacity cycles, the overall market has not experienced true cyclicality in the period since our inception of operations in 2014. Over the past several years, the industry has witnessed a gradual rate softening in response to a surplus of industry capital and a number of years of benign catastrophe activity, and this market dynamic has led to reduced underwriting profitability.  However, due to the hurricane, wildfire and earthquake activity over the past two years, pricing on certain product lines appears to be firming and becoming more attractive on a risk-adjusted basis. Against this backdrop, we are selectively growing our business in areas that we believe present attractive opportunities.

In this market environment, our Bermuda reinsurance platform has maintained its earned premium volume while reshaping its portfolio in response to market conditions. We have developed a portfolio with concentrations in professional liability, multiline, workers compensation, and motor product lines through reinsurance cedants on a worldwide basis and retrocessions of Arch. We continue to deploy resources opportunistically in product lines that meet our risk and return profile.
Our insurance underwriting platforms in the United States and Europe continue to grow with higher premiums written in the first quarter of 2019.
Our outsourced business model
We have engaged Arch and HPS to perform certain services for us that are essential to the results of our operations, and have entered into long-term, renewable contracts with each in order to ensure continued access to these services. For our underwriting operations, Arch provides underwriting services including sourcing and evaluating underwriting opportunities as well as related services such as claims-handling, loss control, exposure management, portfolio management, modeling, statistical, actuarial, and administrative support services, in each case, subject to our underwriting and operational guidelines and the oversight of our senior management and board of directors. With regard to our investments, HPS manages our non-investment grade portfolio while AIM manages the largest portion of our investment grade portfolio, in each case subject to compliance with our investment guidelines and the oversight of our senior management and board of directors. We outsource these functions in order to cost-effectively leverage the respective expertise and strong market positions of our trusted partners. Through our association with Arch, we access Arch’s worldwide platform on a variable cost basis, thus avoiding the fixed expense of maintaining a multi-line platform for our underwriting operations. Similarly, we believe that the terms of service and structure of the compensation we pay to HPS and AIM provide benefits to us both in terms of cost-effective access to the expertise required to execute our investment strategy and in aligning interests.
Natural catastrophe risk
While we are more casualty-focused and assume less catastrophe exposure than many of our peers, we do underwrite a limited amount of natural catastrophe risk in order to balance and diversify our underwriting portfolio. We carefully monitor our natural catastrophe risk globally for all perils and regions where we believe our underwriting portfolio might have significant exposure.
Limited operating history and comparability of results
We were incorporated in July 2013 and completed our initial funding and began underwriting business in the first quarter of 2014. Our initial underwriting activities focused on writing reinsurance. In 2015, we began our insurance business in connection with the establishment of our U.S. and European insurance platforms. As a result, we have a limited operating history and, given our underwriting and investment strategies, are exposed to volatility in our results of operations that may not be apparent from a review of our historical results. Period-to-period comparisons of our results of operations may not be meaningful. In addition, the amount of premiums written may vary from year to year and period to period as a result of any number of factors, including changes in market conditions and our view of the long-term profit potential of individual lines of business.
Financial measures and ratios
Our management and board of directors use financial indicators and ratios in evaluating our performance and measuring the overall growth in value generated for our common shareholders. The key financial measures that we believe are meaningful in analyzing our performance are: underwriting income (loss), combined ratio, adjusted underwriting income (loss), adjusted combined ratio, net interest income, net interest income yield on average net assets, net investment income (loss), net investment income return on average net assets, net investment income return on average total investments, book value per share, growth in book value per share and return on average equity.
The table below shows the key performance indicators for the three months ended March 31, 2019 and 2018, and descriptions of each financial measure shown follow the table:

	Three Months Ended March 31,
	2019	2018
	($ in thousands, except percentages and share amounts)
Key underwriting metrics:
Underwriting income (loss)	$(5,970)	$(1,262)
Combined ratio	104.1%	101.0%
Adjusted underwriting income (loss)	$(3,415)	$582
Adjusted combined ratio	102.3%	99.6%
Key investment return metrics:
Net interest income	$30,434	$24,139
Net interest income yield on average net assets (1)	1.5%	1.2%
Non-investment grade portfolio (1)	1.9%	1.6%
Investment grade portfolio (1)	0.6%	0.4%
Net investment income (loss)	$58,354	$19,536
Net investment income return on average net assets (1)	2.8%	1.0%
Non-investment grade portfolio (1)	3.4%	1.8%
Investment grade portfolio (1)	1.1%	(0.6)%

Net investment income return on average total investments (2)	2.1%	0.8%
Non-investment grade portfolio (2)	2.7%	1.5%
Investment grade portfolio (2)	1.1%	(0.6)%
Key shareholders’ value creation metrics:
Book value per share - basic and diluted	$41.52	$42.32
Growth in basic and diluted book value per share (3)	5.9%	1.3%
Annualized return on average equity (4)	20.8%	5.4%
(1) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the three-month period, average net assets is calculated using the averages of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments per the balance sheet. For the three month-period, average total investments is calculated using the averages of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments.
(3) Growth in basic and diluted book value per share is calculated as the percentage change in value of beginning and ending basic and diluted book value per share over the reporting period.
(4) Annualized return on average equity represents net income (loss) expressed as a percentage of average common shareholders’ equity during the period. Annualized return on average equity for the three months ended March 31, 2019 and 2018 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three-month period, the average common shareholders’ equity is calculated as the average of the beginning and ending common shareholders’ equity of each quarterly period.

Underwriting income (loss)
Underwriting income (loss) is a non-U.S. GAAP financial measure. We define underwriting income (loss) as net premiums earned less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses. Underwriting income (loss) is one of the ways we evaluate the performance of our underwriting segment, and does not include other underwriting income (loss), net investment income (loss), net foreign exchange gains (losses), income tax expenses and preferred dividends. Although these items are an integral part of our operations, with the exception of other underwriting income (loss), they are independent of the underwriting process and result, in large part, from general economic and financial market conditions. We include other underwriting income (loss) in our adjusted underwriting income (loss), as described in more detail below. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of underwriting income to net income (loss) available to common shareholders.
Combined ratio
The combined ratio is calculated as the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses, divided by net premiums earned, or equivalently, as the sum of the loss ratio, acquisition expense ratio and general and administrative expense ratio. The combined ratio is a measure of underwriting profitability but does not include other underwriting income or net investment income earned on underwriting cash flows.
Adjusted underwriting income (loss)
Adjusted underwriting income (loss) is a non-U.S. GAAP financial measure. We define adjusted underwriting income (loss) as underwriting income (loss) plus other underwriting income (loss) less certain corporate expenses. Adjusted underwriting income (loss) is one of the ways we evaluate the performance of our underwriting segment. We include other underwriting income (loss), as our underwriting strategy allows us to enter into government-sponsored enterprise credit-risk sharing transactions. Certain corporate expenses are generally comprised of non-recurring costs of the holding company, such as costs associated with the initial setup of subsidiaries, as well as costs associated with the ongoing operations of the holding company such as salaries of certain executives. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of adjusted underwriting income to net income (loss) available to common shareholders.
Adjusted combined ratio
Adjusted combined ratio is a non-U.S. GAAP financial measure. The adjusted combined ratio is calculated as the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses less certain corporate expenses, divided by the sum of net premiums earned and other underwriting income (loss). This ratio is a measure of our underwriting and operational profitability but does not include certain corporate expenses, or net investment income earned on underwriting cash flows. Certain corporate expenses are generally comprised of non-recurring costs of the holding company, such as costs associated with the initial setup of subsidiaries, as well as costs associated with the ongoing operations of the holding company such as salaries of certain executives. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of our adjusted combined ratio to our combined ratio.

Net interest income and net investment income (loss)
Net interest income and net investment income (loss) are important contributors to our financial results. These key investment metrics are impacted by the performance of our Investment Managers as well as the state of the overall financial markets. Net interest income and net investment income (loss) for the three months ended March 31, 2019 and 2018 were comprised of the following:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Interest income	$43,141	$34,645
Investment management fees - related parties	(4,409)	(4,146)
Borrowings and miscellaneous other investment expenses	(8,298)	(6,360)
Net interest income	30,434	24,139
Net realized gains (losses)	1,282	(11,641)
Net unrealized gains (losses)	32,438	9,635
Investment performance fees - related parties	(5,800)	(2,597)
Net investment income (loss)	$58,354	$19,536

Net interest income yield on average net assets (1)	1.5%	1.2%
Non-investment grade portfolio (1)	1.9%	1.6%
Investment grade portfolio (1)	0.6%	0.4%

Net investment income return on average net assets (1)	2.8%	1.0%
Non-investment grade portfolio (1)	3.4%	1.8%
Investment grade portfolio (1)	1.1%	(0.6)%

Net investment income return on average total investments (2)	2.1%	0.8%
Non-investment grade portfolio (2)	2.7%	1.5%
Investment grade portfolio (2)	1.1%	(0.6)%
(1) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the three-month period, average net assets is calculated using the averages of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments per the balance sheet. For the three-month period, average total investments is calculated using the averages of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments.
Net interest income yield on average net assets
Net interest income yield on average net assets is calculated by dividing net interest income by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. Net interest income yield on average net assets is a key indicator by which we measure the performance of our Investment Managers.

Net investment income return on average net assets
Net investment income return on average net assets is calculated by dividing net investment income (loss) by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. Net investment income return on average net assets is a key indicator by which we measure the performance of our Investment Managers.
Net investment income return on average total investments
Net investment income return on average total investments is calculated by dividing net investment income (loss) by average total investments per the balance sheet. Net investment income return on average total investments is a key indicator by which we measure the performance of our Investment Managers.
Non-investment grade portfolio and investment grade portfolio components of certain of our investment metrics
In order to provide further detail regarding our key investment metrics, we also present the non-investment grade portfolio and investment grade portfolio components of our net interest income yield on average net assets, net investment income return on average net assets and net investment income return on average total investments.  In the calculation of the investment grade portfolio component of our net interest income yield on average net assets and net investment income return on average net assets, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss) or the net assets calculation.  The separate components of these returns are non-U.S. GAAP financial measures.  See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets, net investment income return on average net assets and net investment income return on average total investments.
Growth in basic and diluted book value per share
Basic and diluted book value per share is calculated by dividing common shareholders’ equity by the number of issued and outstanding shares at the end of each reporting period. We calculate growth in basic and diluted book value per share as the percentage change in value of beginning and ending basic and diluted book value per share over the reporting period.
We measure our long-term financial success by our ability to compound growth in basic and diluted book value per share at an attractive rate of return. We believe that long-term growth in basic and diluted book value per share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results.
Return on average equity
Return on average equity is net income (loss) expressed as a percentage of average common shareholders’ equity during the period and is used to measure profitability. Our goal is to generate an attractive long-term return on our common shareholders’ equity.
Comment on non-U.S. GAAP financial measures
Throughout this report, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who will use our financial information in evaluating the performance of our company. This presentation includes the use of underwriting income (loss), adjusted underwriting income (loss), adjusted combined ratio and the separate components of our investment returns (non-investment grade investment portfolio and investment grade investment portfolio). The presentation of these metrics constitutes non-U.S. GAAP financial measures as defined by applicable SEC rules. We believe that this presentation enables investors and other users of our financial information to analyze our performance in a manner similar to how management analyzes performance. We also believe that this presentation follows industry practice and, therefore, allows the users of financial information to compare our performance with our industry peer group. See “-Reconciliation of non-U.S. GAAP financial measures” for reconciliations of our non-U.S. GAAP financial measures.
Components of our results of operations
Revenues
We derive our revenues from two principal sources:

•	premiums from our insurance and reinsurance lines of business; and

•	income from investments.
Premiums from our insurance and reinsurance lines of business are directly related to the number, type, size and pricing of contracts we write. Premiums are earned over the contract period in proportion to the period of risk covered which is typically 12 to 24 months.
Income from our investments is comprised of interest income and net realized and unrealized gains (losses), less investment related expenses as described below.
Expenses
Our expenses consist primarily of the following:

•	loss and loss adjustment expenses;

•	acquisition expenses;

•	investment related expenses; and

•	general and administrative expenses.
Loss and loss adjustment expenses are a function of the amount and type of contracts and policies we write and of the loss experience of the underlying coverage. Loss and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Depending on the nature of the contract, loss and loss adjustment expenses may be paid over a period of years.
Acquisition expenses consist primarily of brokerage fees, ceding commissions, premium taxes, underwriting fees payable to Arch under our services agreements and other direct expenses that relate to our contracts and policies and are presented net of commissions received from reinsurance we purchase. We amortize deferred acquisition expenses over the related contract term in the same proportion that the premiums are earned. Our acquisition expenses may also include profit commissions paid to our sources of business in the event of favorable underwriting experience.
Investment-related expenses primarily consist of management and performance fees we pay to our Investment Managers, as well as interest and other expenses on borrowings from our credit facilities when used to finance a portion of our investments. The fee structure that we pay to HPS related to our non-investment grade portfolio was reduced beginning on January 1, 2018. We currently pay a management fee to HPS related to its management of our non-investment grade portfolio on a quarterly basis equal to 1.0% of net assets. Beginning January 1, 2020, to the extent the aggregate net asset value of the HPS-managed non-investment grade portfolio assets exceeds $1.5 billion, the management fee shall be calculated at a blended annual rate equal to (i) 1.0% of the initial $1.5 billion in net asset value plus (ii) seventy-five basis points (0.75%) of the excess of aggregate net asset value over $1.5 billion, subject to a minimum blended management fee rate of eighty-five basis points (0.85%) on the aggregate net asset value of the HPS-managed non-investment grade portfolio assets. In addition, on an annual basis, subject to then-applicable high water marks, HPS receives a base performance fee equal to 10% of the income generated on the non-investment grade portfolio, and is eligible to earn an additional performance fee equal to 25% of any such investment income in excess of a net 10% return to us after deduction for paid and accrued management fees and base performance fees, with the total performance fees not to exceed 17.5% of the Income (as defined in the investment management agreements relating to Watford Re, WICE and Watford Trust) or Aggregate Income (as defined in the investment management agreements relating to WSIC and WIC), as applicable.
We have also engaged HPS to manage a portion of our investment grade portfolio as a recently-created separate managed account. As this separate managed account is funded, we will pay HPS a management fee equal to 0.60% per annum on the assets. We also pay AIM monthly asset management fees related to the assets it manages for us. We are not obligated to pay performance fees to any of the Investment Managers managing our investment grade portfolios. We include the HPS non-investment grade portfolio base management fee and the AIM investment grade portfolio management fee in “investment management fees - related parties” in our consolidated statement of income, and as management fees are accrued and paid to HPS in connection with its management of a portion of our investment grade portfolio, we will include such fees therein as well. We include interest and other expenses on borrowings in “borrowing and miscellaneous other investment expenses” in our consolidated statement of income. The HPS non-investment grade portfolio performance fee, if applicable, is shown on a separate line in our consolidated statement of income.
General and administrative expenses consist of salaries and benefits and related costs, legal and accounting fees, travel and client entertainment, fees relating to our letter of credit facilities, information technology, occupancy, the cost of employees made available to us by Arch under the services agreements, and other general operating expenses.
Reportable segment
We report results under one segment, which we refer to as our “underwriting segment.” Our underwriting segment captures the results of our underwriting lines of business, which are comprised of specialty products on a worldwide basis. We also have a corporate function that includes certain operating expenses related to corporate activities referred to as certain corporate expenses. Certain corporate expenses are generally comprised of non-recurring costs of the holding company, such as costs associated with the initial setup of subsidiaries, as well as costs associated with the ongoing operations of the holding company such as salaries of certain executives (refer to “- Reconciliation of non-U.S. GAAP financial measures” for a discussion about certain corporate expenses).

Consolidated results - for the three months ended March 31, 2019 and 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	% Change	2018
	($ in thousands)
Gross premiums written	$186,689	(12.7)%	$213,870
Gross premiums ceded	(41,302)		(34,318)
Net premiums written	145,387	(19.0)%	179,552
Net premiums earned	146,094	6.8%	136,747
Loss and loss adjustment expenses	(110,850)		(97,989)
Acquisition expenses	(33,974)		(34,963)
General and administrative expenses (1)	(7,240)		(5,057)
Underwriting income (loss) (2)	(5,970)	(373.1)%	(1,262)
Other underwriting income (loss)	592		701
Interest income	43,141		34,645
Investment management fees - related parties	(4,409)		(4,146)
Borrowing and miscellaneous other investment expenses	(8,298)		(6,360)
Net interest income	30,434		24,139
Realized and unrealized gain (loss) on investments	33,720		(2,006)
Investment performance fees - related parties	(5,800)		(2,597)
Net investment income (loss)	58,354		19,536
Net foreign exchange gains (losses)	(437)		(1,283)
Income tax expense	—		(3)
Net income (loss) before preferred dividends	52,539		17,689
Preferred dividends	(4,907)		(4,907)
Net income (loss) available to common shareholders	$47,632	272.6%	$12,782
Net interest income yield on average net assets (3)	1.5%		1.2%
Non-investment grade portfolio (3)	1.9%		1.6%
Investment grade portfolio (3)	0.6%		0.4%

Net investment income return on average net assets (3)	2.8%		1.0%
Non-investment grade portfolio (3)	3.4%		1.8%
Investment grade portfolio (3)	1.1%		(0.6)%

Net investment income return on average total investments (4)	2.1%		0.8%
Non-investment grade portfolio (4)	2.7%		1.5%
Investment grade portfolio (4)	1.1%		(0.6)%

	Three Months Ended March 31,
	2019	% Change	2018
	($ in thousands)
Loss ratio	75.9%	4.2%	71.7%
Acquisition expense ratio	23.3%	(2.3)%	25.6%
General & administrative expense ratio	4.9%	1.2%	3.7%
Combined ratio	104.1%	3.1%	101.0%

Adjusted underwriting income (loss)(2)	$(3,415)		$582
Adjusted combined ratio (2)	102.3%	2.7%	99.6%
Annualized return on average equity (5)	20.8%		5.4%
(1) General and administrative expenses include certain corporate expenses. Refer to “Reconciliation of non-U.S. GAAP financial measures-Reconciliation of the adjusted combined ratio,” for a discussion of these certain corporate expenses.
(2) Underwriting income (loss), adjusted underwriting income (loss) and the adjusted combined ratio are non-U.S. GAAP financial measures. Refer to “Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of our underwriting income (loss) to net income (loss) available to common shareholders in accordance with U.S. GAAP, a reconciliation of our adjusted underwriting income (loss) to underwriting income (loss) and a reconciliation of our adjusted combined ratio to our combined ratio.
(3) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the three-month period, average net assets is calculated using the averages of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(4) Net investment income return on average total investments is calculated by dividing net investment income by average total investments per the balance sheet. For the three-month period, average total investments is calculated using the averages of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments.
(5) Annualized return on average equity represents net income (loss) expressed as a percentage of average common shareholders’ equity during the period. Annualized return on average equity for the three months ended March 31, 2019 and 2018 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three-month period, the average common shareholders’ equity is calculated as the average of the beginning and ending common shareholders’ equity of each quarterly period.
Results for the three months ended March 31, 2019 versus 2018: The net income attributable to common shareholders was $47.6 million for the three months ended March 31, 2019, compared to a net income of $12.8 million for the three months ended March 31, 2018. The 2019 first quarter net income was driven by an increase in net investment income, offset in part by a slightly higher underwriting loss. During the 2019 first quarter, net investment income increased by $38.9 million, to $58.4 million. The increase in net investment income was primarily due to an increase in net realized and unrealized gains of $35.7 million, compared to the 2018 first quarter. The increase was due to a narrowing of credit spreads and changes in the market’s expectations for future interest rate increases, resulting in net realized and unrealized gains of $33.7 million. In addition, net interest income, which is a primary driver of long-term book value growth, increased 26.1%, from $24.1 million in the 2018 first quarter to $30.4 million.
The 2019 first quarter underwriting loss of $6.0 million was primarily the result of a current quarter single property per risk loss of approximately $1.2 million, as well as higher general and administrative costs as a result of the expenses incurred to effect the direct listing of our common shares on the Nasdaq Global Select Market. Prior year development was essentially flat, with slight favorable development in casualty reinsurance losses offset by slight adverse experience in property catastrophe reinsurance losses, driven by higher industry loss estimates for Typhoon Jebi and Hurricane Irma.

Premiums
Our underwriting segment captures the results of our underwriting lines of business, which are comprised of specialty products on a worldwide basis. Our four major lines of business are described as follows:

•
Casualty reinsurance: coverage provided to ceding company clients on third-party liability and workers’ compensation exposures, primarily on a treaty basis. Business written includes coverages such as: executive assurance, medical malpractice liability, other professional liability, workers’ compensation, excess and umbrella liability and excess auto liability.

•
Other specialty reinsurance: coverage provided to ceding company clients for personal and commercial auto (other than excess auto liability), mortgage, surety, accident and health, workers’ compensation catastrophe, agriculture, marine and aviation.

•
Property catastrophe reinsurance: protects ceding company clients for most catastrophic losses that are covered in the underlying policies. Perils covered may include hurricane, earthquake, flood, tornado, hail and fire, and coverage for other perils on a case-by-case basis. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expense from a single occurrence of a covered peril exceed the retention specified in the contract.

•
Insurance programs and coinsurance: targeting program managers and/or coinsurers with unique expertise and niche products offering primary and excess general liability, umbrella liability, professional liability, workers’ compensation, personal and commercial automobile, inland marine and property business with minimal catastrophe exposure.

Gross premiums written
Gross premiums written for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$75,601	40.5%	$85,963	40.2%
Other specialty reinsurance	24,298	13.0%	64,499	30.2%
Property catastrophe reinsurance	5,992	3.2%	3,845	1.8%
Insurance programs and coinsurance	80,798	43.3%	59,563	27.9%
Total	$186,689	100.0%	$213,870	100.0%
Results for the three months ended March 31, 2019 versus 2018: Gross premiums written were $186.7 million for the three months ended March 31, 2019 compared to $213.9 million for the three months ended March 31, 2018, a decrease of $27.2 million, or 12.7%. The three months ended March 31, 2018 results included the renewal of a $24.0 million multi-year contract within other specialty reinsurance, in which all of the written premium for the 3-year term was booked that quarter with no comparable written premium in the first quarter of 2019. Adjusting for that multi-year contract, gross premiums written were down 1.5%.
Premium reductions in other specialty reinsurance and casualty reinsurance were offset in part by premium written growth of $21.2 million in our insurance programs and coinsurance line of business driven by the continued expansion of our U.S. and European insurance programs and coinsurance.

During the 2019 first quarter, WICE increased its insurance gross premiums written by $9.6 million, or 21.4%, to $54.8 million. The increase in gross premiums written primarily related to a restructured insurance program on which we previously participated on a coinsurance basis, and now write the entire program ourselves and cede a portion of the risk to maintain a similar net position.
In addition, during the 2019 first quarter, WSIC and WIC collectively grew their insurance programs’ gross premiums written by $11.6 million, or 80.5%, to $26.0 million.
Premiums ceded
Premiums ceded were $41.3 million for the three months ended March 31, 2019, compared to $34.3 million for the three months ended March 31, 2018, an increase of $7.0 million or 20%. The increase in premiums ceded primarily related to the restructured insurance program discussed above. Additionally, premiums ceded to Arch increased primarily relating to their participation on our WICE, WSIC and WIC outward quota share retrocession agreements, reflecting the gross premium written growth in these platforms.
Net premiums written
Net premiums written for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$75,065	51.6%	$85,695	47.7%
Other specialty reinsurance	23,182	15.9%	57,538	32.0%
Property catastrophe reinsurance	5,982	4.1%	3,834	2.1%
Insurance programs and coinsurance	41,158	28.3%	32,485	18.1%
Total	$145,387	100.0%	$179,552	100.0%
Results for the three months ended March 31, 2019 versus 2018: Net premiums written were $145.4 million for the three months ended March 31, 2019 compared to $179.6 million for the three months ended March 31, 2018, a decrease of $34.2 million or 19.0%. The reduction of our net premiums written was in line with our gross premiums written and ceded premium movements discussed above.

Net premiums earned
Net premiums earned for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$63,313	43.3%	$67,741	49.5%
Other specialty reinsurance	44,561	30.5%	37,778	27.6%
Property catastrophe reinsurance	2,971	2.0%	2,636	1.9%
Insurance programs and coinsurance	35,249	24.1%	28,592	20.9%
Total	$146,094	100.0%	$136,747	100.0%
Results for the three months ended March 31, 2019 versus 2018: Net premiums earned were $146.1 million for the three months ended March 31, 2019 compared to $136.7 million for the three months ended March 31, 2018, an increase of $9.3 million or 6.8%. The increase in premiums earned was due to growth of the WICE, WSIC and WIC platforms and the aggregate effect of earned premium recognition relating to net premiums written in the 2019 first quarter and prior periods.
Loss ratio
The following table shows the components of our loss and loss adjustment expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums
	($ in thousands)
Current year	$110,901	75.9%	$97,386	71.3%
Prior year development (favorable)/adverse	(51)	—%	603	0.4%
Loss and loss adjustment expenses	$110,850	75.9%	$97,989	71.7%
Results for the three months ended March 31, 2019 versus 2018: Our loss ratio was 75.9% for the three months ended March 31, 2019, compared to 71.7% for the three months ended March 31, 2018, an increase of 4.2%. Our loss ratio this quarter was impacted by a single property per risk loss of $1.2 million, adding roughly 0.8 points to the combined ratio. In addition, the loss ratio increased due to a change in mix of business driven by an increased percentage of insurance net premiums earned and a greater percentage of premiums earned on certain contracts with higher loss ratios and corresponding lower acquisition expenses.
Acquisition expense ratio
Results for the three months ended March 31, 2019 versus 2018: Our acquisition expense ratio was 23.3% for the three months ended March 31, 2019, a reduction of 2.3% from the three months ended March 31, 2018. The lower acquisition expense ratio was largely driven by an increased percentage of insurance net premiums earned and a greater percentage of premiums earned on certain contracts with higher loss ratios and corresponding lower acquisition expenses.

General and administrative expense ratio
Results for the three months ended March 31, 2019 versus 2018: Our general and administrative expense ratio was 4.9% for the three months ended March 31, 2019, compared to 3.7% for the three months ended March 31, 2018. The general and administrative expense ratio increased due to one-time expenses and direct listing fees; an increase in expenses reimbursable to Arch; and higher professional fees.
Combined ratio
Results for the three months ended March 31, 2019 versus 2018: Our combined ratio was 104.1% for the three months ended March 31, 2019, compared to 101.0% for the three months ended March 31, 2018, an increase of 3.1%. In the 2019 first quarter, there was a 4.2 point increase in the loss ratio, a 1.2 point increase in the general and administrative expense ratio, offset in part by a 2.3 point decrease in acquisition expense ratio, versus the prior period, as described above.
Investing results
The following table summarizes the components of total investment income:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Interest income	$43,141	$34,645
Investment management fees - related parties	(4,409)	(4,146)
Borrowing and miscellaneous other investment expenses	(8,298)	(6,360)
Net interest income	30,434	24,139
Net realized gains (losses) on investments	1,282	(11,641)
Net unrealized gains (losses) on investments	32,438	9,635
Investment performance fees - related parties	(5,800)	(2,597)
Net investment income (loss)	$58,354	$19,536

Net interest income yield on average net assets (1)	1.5%	1.2%
Non-investment grade portfolio (1)	1.9%	1.6%
Investment grade portfolio (1)	0.6%	0.4%
Net investment income return on average net assets (1)	2.8%	1.0%
Non-investment grade portfolio (1)	3.4%	1.8%
Investment grade portfolio (1)	1.1%	(0.6)%
Net investment income return on average total investments (2)	2.1%	0.8%
Non-investment grade portfolio (2)	2.7%	1.5%
Investment grade portfolio (2)	1.1%	(0.6)%
(1) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the three-month period, average net assets is calculated using the averages of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments per the balance sheet. For the three-month period, average total investments is calculated using the averages of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments.
Results for the three months ended March 31, 2019 versus 2018: Net investment income was $58.4 million for the three months ended March 31, 2019 compared to net investment income of $19.5 million for the three months ended March 31, 2018, an increase of $38.9 million. The 2019 first quarter net investment income return on average net assets was 2.8% as compared to 1.0% for the prior period.
The 2019 first quarter net investment return was driven by net interest income of $30.4 million, as well as realized and unrealized gains of $33.7 million due to a narrowing of credit spreads and changes in the market’s expectations for future interest rate increases.
The non-investment grade portfolio net interest income yield was 1.9%, an increase from 1.6% in the prior period reflecting changes in the LIBOR index rate for our floating rate instruments, and an increase in borrowings for investments from 15.4% to 21.1% of net assets.
The net realized and unrealized gains reported in the first quarter 2019 for the non-investment grade and investment grade portfolios were $28.9 million and $4.8 million, respectively. The first quarter 2019 results reflected the narrowing of high yield and leverage loan credit spreads and changes in the market’s expectations for future interest rate increases.
Growth in basic and diluted book value per share
Results for the three months ended March 31, 2019 versus 2018: Basic and diluted book value per common share was $41.52 as of March 31, 2019, compared to $39.22 per share as of December 31, 2018, an increase of $2.30 or 5.9%. The increase was driven by net investment income of $58.4 million, offset in part by an underwriting loss of $6.0 million during the three months ended March 31, 2019.
Return on average equity
Results for the three months ended March 31, 2019 versus 2018: Our annualized return on average equity was 20.8% for the three months ended March 31, 2019, compared to 5.4% for the three months ended March 31, 2018. The increase in return on average equity was driven by a net investment income of $58.4 million, offset in part by an underwriting loss of $6.0 million during the three months ended March 31, 2019.

Reconciliation of non-U.S. GAAP financial measures
Underwriting income (loss), adjusted underwriting income (loss), adjusted combined ratio and the non-investment grade portfolio and investment grade portfolio components of our investment returns (net interest income yield on average net assets, and net investment income return on average net assets and on average total investments, respectively) are non-U.S. GAAP financial measures. We use these measures, together with the GAAP financial statements, to provide information that assists with analyzing our performance. As a result, certain income and expense items are excluded from these measures in an effort to allow an effective analysis. With respect to expenses, we do not view certain operating expenses related to corporate activities, referred to as certain corporate expenses, as part of our underwriting activities. These expenses are generally comprised of non-recurring costs of the holding company, such as costs associated with the initial setup of subsidiaries, as well as costs associated with the ongoing operations of the holding company such as salaries of certain executives. The following are descriptions of each of the non-U.S. GAAP financial measures used by us.
Underwriting income (loss) is useful in evaluating our underwriting performance, without regard to other underwriting income (losses), net investment income (losses), net foreign exchange gains (losses), income tax expenses and preferred dividends.
Adjusted underwriting income (loss) is useful in evaluating our underwriting performance, without regard to net investment income (losses), net foreign exchange gains (losses), income tax expenses, preferred dividends and certain corporate expenses (which are described in more detail above). We define underwriting income (loss) as net premiums earned, less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses, and we define adjusted underwriting income (loss) as underwriting income (loss) plus other underwriting income (loss) less certain corporate expenses. Our adjusted combined ratio is a key indicator of our profitability, without regard to certain corporate expenses. We calculate the adjusted combined ratio by dividing the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses less certain corporate expenses by the sum of net premiums earned and other underwriting income (loss).
The non-investment grade portfolio and investment grade portfolio components of our investment returns (net interest income yield on average net assets, and net investment income return on average net assets and on average total investments, respectively) are useful in evaluating our investment performance. The non-investment grade portfolio component of these investment returns reflect the performance of our investment strategy under HPS, which includes the use of leverage. The investment grade portfolio component of these investment returns reflect the performance of the investment portfolios that predominantly support our underwriting collateral.
We use underwriting income (loss), adjusted underwriting income (loss) and the adjusted combined ratio and the separate components of our returns (non-investment grade portfolio and investment grade portfolio) as internal performance measures in the management of our operations because we believe they give us and users of our financial information useful insight into our results of operations and our underlying business performance. Underwriting income (loss) and adjusted underwriting (income) loss should not be viewed as a substitute for net income (loss) calculated in accordance with U.S. GAAP, and our adjusted combined ratio should not be viewed as a substitute for our combined ratio. Furthermore, other companies may define these measures differently.

Reconciliation of underwriting income (loss) and adjusted underwriting income (loss)
Underwriting income (loss) reconciles to net income (loss) available to common shareholders, and adjusted underwriting income (loss) reconciles to underwriting income (loss) for the three months ended March 31, 2019 and 2018 as follows:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Net income (loss) available to common shareholders	$47,632	$12,782
Preferred dividends	4,907	4,907
Net income (loss) before dividends	52,539	17,689
Income tax expense	—	3
Net foreign exchange (gains) losses	437	1,283
Net investment (income) loss	(58,354)	(19,536)
Other underwriting (income) loss	(592)	(701)
Underwriting income (loss)	(5,970)	(1,262)
Certain corporate expenses	1,963	1,143
Other underwriting income (loss)	592	701
Adjusted underwriting income (loss)	$(3,415)	$582

Reconciliation of the adjusted combined ratio
The adjusted combined ratio reconciles to the combined ratio for the three months ended March 31, 2019 and 2018 as follows:

	Three Months Ended March 31,
	2019			2018
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$110,850	$—	$110,850	$97,989	$—	$97,989
Acquisition expenses	33,974	—	33,974	34,963	—	34,963
General & administrative expenses (1)	7,240	(1,963)	5,277	5,057	(1,143)	3,914
Net premiums earned (1)(2)	146,094	592	146,686	136,747	701	137,448

Loss ratio	75.9%			71.7%
Acquisition expense ratio	23.3%			25.6%
General & administrative expense ratio (1)	4.9%			3.7%
Combined ratio	104.1%			101.0%
Adjusted loss ratio			75.6%			71.3%
Adjusted acquisition expense ratio			23.2%			25.4%
Adjusted general & administrative expense ratio			3.5%			2.9%
Adjusted combined ratio			102.3%			99.6%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

Reconciliation of the non-investment grade portfolio and investment grade portfolio components of our investment returns
The non-investment grade portfolio and the investment grade portfolio components of our investment returns for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$37,339	$5,802	$—	$43,141	$30,878	$3,767	$—	$34,645
Investment management fees - related parties	(4,071)	(338)	—	(4,409)	(3,852)	(294)	—	(4,146)
Borrowing and miscellaneous other investment expenses	(4,858)	(204)	(3,236)	(8,298)	(3,946)	(135)	(2,279)	(6,360)
Net interest income	28,410	5,260	(3,236)	30,434	23,080	3,338	(2,279)	24,139
Net realized gains (losses) on investments	1,319	(37)	—	1,282	(9,246)	(2,395)	—	(11,641)
Net unrealized gains (losses) on investments (1)	27,625	4,813	—	32,438	15,163	(5,528)	—	9,635
Investment performance fees - related parties	(5,800)	—	—	(5,800)	(2,597)	—	—	(2,597)
Net investment income (loss)	$51,554	$10,036	$(3,236)	$58,354	$26,400	$(4,585)	$(2,279)	$19,536

Average total investments (2)	$1,895,843	$888,424	$—	$2,784,267	$1,746,009	$769,384	$—	$2,515,392
Average net assets (3)	$1,506,245	$886,927	$(316,987)	$2,076,185	$1,433,878	$772,872	$(266,366)	$1,940,384

Net interest income yield on average net assets (3)	1.9%	0.6%		1.5%	1.6%	0.4%		1.2%
Net investment income return on average total investments (2)	2.7%	1.1%		2.1%	1.5%	(0.6)%		0.8%
Net investment income return on average net assets (3)	3.4%	1.1%	(1.0)%	2.8%	1.8%	(0.6)%	(0.9)%	1.0%
(1) Net unrealized gains (losses) on investments excludes unrealized gains and losses from the available for sale portfolios, which are recorded in other comprehensive income.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments per the balance sheet. For the three-month period, average total investments is calculated using the average of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income.
(3) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. For the non-investment grade component of investment returns and total investment returns, net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less total revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation.
(4) The cost of underwriting collateral is calculated as the revolving credit agreement expenses for the investment grade portfolios divided by the average total revolving credit agreement borrowings for the investment grade portfolios during the period.

	As of March 31, 2019				As of March 31, 2018
	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total
	($ in thousands)
Average total investments - YTD	$1,895,843	$888,424	$—	$2,784,267	$1,746,009	$769,384	$—	$2,515,392
Average net assets - YTD	1,506,245	886,927	(316,987)	2,076,185	1,433,878	772,872	(266,366)	1,940,384

Total investments	$1,909,095	$921,071	$—	$2,830,166	$1,739,961	$794,608	$—	$2,534,569
Accrued Investment Income	13,300	4,046	—	17,346	13,701	3,130	—	16,831
Receivable for Securities Sold	62,365	201	—	62,566	46,968	600	—	47,568
Less: Payable for Securities Purchased	83,189	12,388	—	95,577	79,786		—	79,786
Less: Payable for Securities Sold Short	28,737	—	—	28,737	63,110		—	63,110
Less: Revolving credit agreement borrowings	326,256	—	326,487	652,743	220,798	—	279,315	500,113
Net assets	$1,546,578	$912,930	$(326,487)	$2,133,021	$1,436,936	$798,338	$(279,315)	$1,955,959
Non-investment grade borrowing ratio (1)	21.1%				15.4%

Unrealized gains on investments	$28,066	$4,040	$—	$32,106	$46,105	$5,487	$—	$51,592
Unrealized losses on investments	(104,700)	(6,835)	—	(111,535)	(25,573)	(10,621)	—	(36,194)
Net unrealized gains (losses) on investments	$(76,634)	$(2,795)	$—	$(79,429)	$20,532	$(5,134)	$—	$15,398
(1) The non-investment grade borrowing ratio is calculated as revolving credit agreement borrowings divided by net assets.

Critical accounting policies, estimates and recent accounting pronouncements
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, and fair value measurements. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new company, like our company, are even more difficult to make than those made in a mature company since we have compiled relatively limited historical information through March 31, 2019. Actual results will differ from these estimates and such differences may be material.
The critical accounting policies that we believe affect significant estimates used in the preparation of our consolidated financial statements, as well as certain recent accounting pronouncements, are discussed under the heading “Management’s discussion and analysis of financial condition and results of operations-Critical accounting policies, estimates and recent accounting pronouncements” beginning on page 119 of our prospectus dated March 26, 2019 related to the direct listing of our common shares on the Nasdaaq Global Select Market. The information included under that heading has been updated, where applicable, in the notes accompanying our consolidated financial statements included elsewhere in this report, including Note 2, “Significant accounting policies”. A copy of our prospectus, which was filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act, on March 28, 2019, is accessible on the SEC’s website at www.sec.gov.
Financial condition, liquidity and capital resources
General
We are a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, we depend on our available cash resources, dividends or other distributions from subsidiaries to make payments, including the payment of dividends on our preference shares and operating expenses we may incur. During the three months ended March 31, 2019 and the year ended December 31, 2018, we received dividends of $4.8 million and $19.3 million, respectively, from Watford Re, our Bermuda operating subsidiary.
The ability of our regulated operating subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Watford Re is required to maintain an enhanced capital requirement, or ECR, which must equal or exceed its minimum solvency margin (in other words, the amount by which the value of its general business assets must exceed its general business liabilities). Watford Re is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Watford Re is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with each of its ECR, minimum solvency margin and minimum liquidity ratio. In any financial year Watford Re is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the BMA an affidavit attesting that a dividend would not cause the company to fail to meet its relevant margins. As of December 31, 2018, as determined under Bermuda law, Watford Re had a statutory capital and surplus of $1.1 billion and was in compliance with its ECR, minimum solvency margin and minimum liquidity ratio. Accordingly, Watford Re should be permitted to pay dividends of up to $278.7 million to us during 2019 without the requirement of filing such an affidavit with the BMA. In addition, Watford Re is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements.
Our U.S. and Gibraltar insurance subsidiaries are subject to similar insurance laws and regulations in the jurisdictions in which they operate. The ability of these insurance subsidiaries to pay dividends or make distributions is also dependent on their ability to meet applicable regulatory standards.
Furthermore, the ability of our operating subsidiaries to pay dividends to us and to intermediate subsidiaries owned by us could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our operating subsidiaries. We believe that we have sufficient cash resources and available dividend capacity to pay required dividends on our preference shares, service our indebtedness and satisfy other current outstanding obligations.
Financial condition
Shareholders’ equity
2019 versus 2018: Total shareholders’ equity was $941.9 million as of March 31, 2019, compared to $889.6 million as of December 31, 2018, an increase of $52.3 million or 5.9%. The increase in shareholders’ equity was primarily driven by net investment income of $58.4 million, other comprehensive income of $4.7 million and other underwriting income of $0.6 million, offset in part by an underwriting loss of $6.0 million, preferred dividends of $4.9 million, foreign exchange loss of $0.4 million.

Investment portfolios
The table below summarizes the credit quality of our total investments as of March 31, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, as applicable:

	Credit Rating (1)
March 31, 2019	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	D	Not Rated
	($ in thousands)
Term loan investments	$1,022,238	$—	$—	$—	$—	$25,364	$688,143	$238,628	$2,638	$7,286	$60,179
Fixed maturities:
Corporate bonds	549,247	—	28,933	72,717	61,704	15,920	128,610	196,870	—	10,399	34,094
U.S. government and government agency bonds	337,110	—	337,110	—	—	—	—	—	—	—	—
Asset-backed securities	317,412	3,769	2,670	24,767	187,129	40,692	19,078	—	—	—	39,307
Mortgage-backed securities	24,035	—	—	—	16,405	842	—	—	—	2,411	4,377
Non-U.S. government and government agency bonds	140,357	5,294	135,063	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	7,689	6,587	564	538	—	—	—	—	—	—	—
Total fixed income instruments	2,398,088	15,650	504,340	98,022	265,238	82,818	835,831	435,498	2,638	20,096	137,957
Short term investments	256,711	13,043	107,201	64,353	72,114	—	—	—	—	—	—
Total fixed income instruments and short term investments	2,654,799	28,693	611,541	162,375	337,352	82,818	835,831	435,498	2,638	20,096	137,957
Other Investments	51,556
Equities	123,811
Total	$2,830,166	$28,693	$611,541	$162,375	$337,352	$82,818	$835,831	$435,498	$2,638	$20,096	$137,957
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA.

	Credit Rating (1)
December 31, 2018	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Term loan investments	$1,000,652	$—	$—	$—	$—	$57,844	$677,211	$201,116	$2,438	$—	$—	$62,043
Fixed maturities:
Corporate bonds	654,607	3,961	58,185	100,590	63,791	15,246	174,867	203,505	—	2,200	—	32,262
U.S. government and government agency bonds	268,675	—	268,675	—	—	—	—	—	—	—	—	—
Asset-backed securities	225,983	4,532	4,973	10,278	113,075	36,643	20,818	—	—	—	—	35,664
Mortgage-backed securities	22,161	—	—	944	13,336	742	—	—	—	—	2,962	4,177
Non-U.S. government and government agency bonds	136,513	5,173	122,715	8,625	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	8,231	6,490	715	1,026	—	—	—	—	—	—	—	—
Total fixed income instruments	2,316,822	20,156	455,263	121,463	190,202	110,475	872,896	404,621	2,438	2,200	2,962	134,146
Short term investments	282,132	4,450	128,015	54,970	68,853	—	25,844	—	—	—	—	—
Total fixed income instruments and short term investments	2,598,954	24,606	583,278	176,433	259,055	110,475	898,740	404,621	2,438	2,200	2,962	134,146
Other Investments	49,762
Equities	89,651
Total	$2,738,367	$24,606	$583,278	$176,433	$259,055	$110,475	$898,740	$404,621	$2,438	$2,200	$2,962	$134,146
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA.

The amortized cost and fair value of our term loans, fixed maturities and short-term investments summarized by contractual maturity as of March 31, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Fair Value	% of Fair Value
	($ in thousands)
March 31, 2019
Due in one year or less	$279,007	$279,906	10.5%
Due after one year through five years	1,232,937	1,192,419	44.9%
Due after five years through ten years	809,168	781,150	29.4%
Due after ten years	59,232	59,877	2.3%
Asset-backed securities	321,939	317,412	12.0%
Mortgage-backed securities	25,144	24,035	0.9%
Total	$2,727,427	$2,654,799	100.0%

December 31, 2018
Due in one year or less	$300,554	$300,519	11.6%
Due after one year through five years	1,322,982	1,269,540	48.8%
Due after five years through ten years	823,643	776,937	29.9%
Due after ten years	3,925	3,814	0.1%
Asset-backed securities	233,215	225,983	8.7%
Mortgage-backed securities	23,466	22,161	0.9%
Total	$2,707,785	$2,598,954	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The following chart shows the composition of our non-investment grade and investment grade portfolios as of March 31, 2019:
Total: $1,909.1 million

Total: $921.1 million

Liquidity and capital resources
Cash flows
Our most significant source of operating cash flow is from premiums received from our insureds and reinsureds. Our underwriting operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time losses are paid. The period of time from the occurrence of a claim through the settlement of the resulting liability may extend many years into the future.
Our most significant operating cash outflow is for claim payments. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various fixed income investments that earn interest. We also use cash to pay commissions to brokers, as well as to pay for ongoing operating expenses such as salaries, rent and taxes, and dividends on our contingently-redeemable preference shares. We have reinsurance agreements with Arch and others through which we cede a portion of our business. In purchasing reinsurance, we pay part of our premiums to reinsurers and collect cash back when our reinsurers reimburse us for losses subject to our reinsurance coverage.
The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, so their timing can influence cash flows from operating activities in any given period.

Sources of liquidity include cash flows from operations, financing arrangements, or routine sales of investments. The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Cash and cash equivalents provided by (used for):
Operating activities	$70,306	$30,235
Investing activities	(31,877)	22,923
Financing activities	(45,918)	(54,443)
Effects of exchange rate changes on foreign currency	261	835
Change in cash and cash equivalents	$(7,228)	$(450)
Results for the three months ended March 31, 2019:

•
Cash provided by operating activities for the three months ended March 31, 2019 increased from the same period in 2018. We continued to generate significant operating cash inflows in both the 2019 and 2018 first quarters, primarily driven by our premium receipts exceeding the level of our paid claims.

•
Cash used for investing activities for the three months ended March 31, 2019 was higher than the comparative period in 2018 when cash was provided by investing activities due to higher net purchases of investments in the 2019 first quarter rather than higher net sales in the 2018 first quarter.

•
Cash used for financing activities for the three months ended March 31, 2019 was lower than in the same period for 2018, driven by a small reduction in incremental borrowings used to purchase investments.

Our investments in certain securities may be illiquid due to contractual provisions or investment market conditions. Changes in general economic conditions could have a material adverse effect on the value and liquidity of securities in our investment portfolios. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, we may have difficulty selling these investments in a timely manner or may be forced to sell or otherwise liquidate them at unfavorable values.
The primary goals of our asset liability management process are to satisfy insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including payment of dividends on our preference shares and other debt service obligations. We do not explicitly implement an exact cash flow match in each period. However the substantial degree by which the fair value of our investment portfolios exceeds the expected present value of the net underwriting liabilities, as well as the ongoing cash flow from premiums and contractual principal and interest payments received from our investment portfolios, provide assurance of our ability to fund the payment of claims and to service our other outstanding obligations without having to sell securities at distressed prices. We believe that, generally, the combination of premium receipts and the expected principal and interest payments produced by our predominantly fixed income investment portfolios will adequately fund future claim payments and other liabilities when due.
Capital resources
In addition to the common shares and contingently-redeemable preference shares we issued in our initial funding, we have arranged credit facilities to support our business operations. We believe that we hold sufficient capital to allow us to take advantage of market opportunities and to maintain our financial strength ratings, as well as to comply with all applicable statutory regulations.
We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our shareholders through share repurchases, cash dividends or other methods (or a combination of such methods). Any such determination will be at the discretion of our board of directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements and such other factors as our board of directors deems relevant. Our board of directors has authorized a share repurchase program under which we may repurchase up to $75 million of our outstanding common shares from time to time. Any such repurchases will be in accordance with applicable laws, our organizational documents and the applicable terms of our outstanding securities. There can be no assurance any share repurchases will occur. Other than pursuant to this share repurchase program, at the present time, we do not expect to repurchase common shares, declare or pay dividends on our common shares or otherwise return capital to our common shareholders for the foreseeable future.
The following table summarizes our consolidated capital position:

	March 31, 2019		December 31, 2018
	Amount	% of Total Capital	Amount	% of Total Capital
	($ in thousands)
Preferred shares	$221,083	19.0%	$220,992	19.9%
Shareholders’ equity	941,891	81.0%	889,608	80.1%
Total capital	$1,162,974	100.0%	$1,110,600	100.0%
The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by ratings agencies, at a level considered necessary by management to enable our key operating subsidiaries to compete; (2) sufficient capital to enable our underwriting subsidiaries to meet the capital adequacy tests mandated by regulatory agencies in Bermuda, the United States and other key markets; and (3) sufficient letter of credit and other credit facilities to enable Watford Re to post regulatory and commercially required letters of credit and other forms of collateral that are necessary for it to write business.
To the extent that our existing capital is insufficient to fund our future operating requirements or maintain such ratings, we may need to raise additional funds through financings or limit our growth. However, we can provide no assurance that, if needed, we would be able to obtain additional funds through financing on satisfactory terms or at all. Adverse developments in the financial markets, such as disruptions, uncertainty or volatility in the capital and credit markets may result in realized and unrealized capital losses that could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital required to operate our business.
If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes: (1) potential downgrades in the financial strength ratings assigned by ratings agencies to our operating subsidiaries, which could place those operating subsidiaries at a competitive disadvantage compared to higher-rated competitors; (2) reductions in the amount of business that our operating subsidiaries are able to write in order to meet capital adequacy-based tests enforced by regulatory agencies; and (3) any resultant ratings downgrades could, among other things, affect our ability to write business and increase the cost of bank credit and letters of credit. In addition, under certain of the reinsurance agreements assumed by our reinsurance operations, upon the occurrence of a ratings downgrade or other specified triggering event with respect to our reinsurance operations, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may be provided with certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance operations post additional collateral.
The holders of our preference shares have the option, at any time on or after June 30, 2034, to redeem their preference shares at the liquidation price of $25.00 per share. We have the right to redeem any or all of our preference shares on or after June 30, 2019 at the original purchase price of $25.00 per share. Dividends on our preference shares currently accrue at a fixed rate of 8.5% per annum. On June 30, 2019, dividends on our preference shares begin accruing at a floating rate. We are currently evaluating our refinancing options in connection with our preference shares.  In addition, pursuant to the terms of the preference shareholders agreement with the holders of our preference shares, as a result of our not having consummated an initial public offering of our preference shares in the United States or a listing of our preference shares on a U.S. national securities exchange by March 31, 2019, we have agreed, subject to certain conditions, to annually make an offer to repurchase, in the first quarter of each annual period, up to 20% of the preference shares, until such an initial public offering or listing is consummated. Subject to any potential refinancing option we may determine to pursue in respect of our preference shares, and subject to the conditions of the preference shareholders agreement, we expect we would seek to list our preference shares in lieu of making such an offer to repurchase.
In addition to the capital provided by the sale of common shares and preference shares, we may depend on external sources of finance to support our underwriting activities, such as bank credit facilities providing loans and/or letters of credit. As noted above, additional equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities might have rights, preferences and privileges that are senior to those of our outstanding securities.
Ratings
Our operating subsidiaries, Watford Re, WICE, WIC, and WSIC, each carry a financial strength rating of “A-” (Excellent) from A.M. Best Company, or A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” (In Liquidation). “A-” (Excellent) is the fourth highest rating issued by A.M. Best. The “A-” (Excellent) rating is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. Each of our operating subsidiaries also carries a financial strength rating of “A” from KBRA. KBRA assigns 22 ratings to insurance companies, which currently range from “AAA” to “D”. The “A” rating, KBRA’s sixth highest rating category, is assigned to insurers for which, in KBRA’s opinion, the insurer’s financial condition is sound and the entity is likely to meet its policyholder obligations under difficult economic, financial and business conditions. These respective ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and neither is an evaluation directed at investors.
The financial strength ratings assigned by A.M. Best and KBRA, respectively, have an impact on the ability of Watford Re to attract reinsurance clients, and also on the ability of our insurance subsidiaries to attract and retain program administrators, agents, brokers and insureds. The A.M. Best “A-” (Excellent) rating and KBRA “A” rating obtained by Watford Re, WICE, WIC, and WSIC are each consistent with our business plan and allow us to actively pursue relationships with the types of cedants, program administrators, agents, brokers and insureds targeted in our marketing plan.

Underwriting, natural and man-made catastrophic events
The broader P&C insurance and reinsurance market in which we operate has long been subject to market cycles. “Soft” markets occur when the supply of insurance capital in a given market or territory is greater than the amount of insurance capital necessary to meet the coverage needs of the insureds in that market. When this occurs, insurance prices tend to decline and policy terms and conditions become more favorable to the insured. Conversely, there are periods when there is not enough insurance capital in the market to meet insureds’ needs, leading to a “hard” market during which insurance prices generally rise and policy terms and conditions become more favorable to the insurer.
The current insurance and reinsurance market environment is extremely competitive and reflects a prolonged period of low prices and continued pressure to broaden terms and conditions, although the 2017 and 2018 global catastrophe events seem to have partially dampened this downward pricing pressure. While the insurance and reinsurance market historically has been subject to pricing and capacity cycles, the overall market has not experienced true cyclicality in the period since the inception of our operations in 2014. Over the past several years, the industry has witnessed a gradual rate softening in response to a surplus of industry capital and a number of years of benign catastrophe activity; this market dynamic has led to reduced underwriting profitability.  However, due to the hurricane, wildfire and earthquake activity over the past two years, pricing on certain product lines appears to be firming and becoming more attractive on a risk-adjusted basis.
There have recently, however, been certain product lines that have experienced a favorable hardening, such as European motor insurance. The rates for these particular lines have been rising as a result of several years of higher than expected losses, as well as regulatory changes impacting loss costs. As rates and commensurate risk-adjusted returns have risen, we have increased our writings in those lines.
Since the formation of WICE, we have grown our European motor insurance business. Gross premiums written generated by WICE for the three months ended March 31, 2019 and 2018 were $54.8 million and $45.2 million, respectively. The majority of such premiums relate to European motor insurance.
In addition, certain “new” product lines, such as mortgage reinsurance (having historically been written by captive insurers allied with primary mortgage insurers or mortgage lenders), are now more widely available due to risk transfer programs initiated over the past few years by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. We believe the pricing for mortgage reinsurance is attractive on a risk-adjusted basis and have increased our writings as a result.
We target a medium- to long-term, lower volatility underwriting portfolio with tightly managed natural catastrophe exposure in order to reduce the likelihood that our capital and/or liquidity position would be adversely affected by a catastrophe event. We seek to limit our modeled net probable maximum loss, or PML, for property catastrophe exposures for each peak peril and peak zone from a modeled 1-in-250 year occurrence to no more than 10% of our total capital, which is less than most of our principal reinsurance competitors. As of March 31, 2019, our largest modeled peak peril and zone net occurrence PML was 2.3%, respectively, of our total capital. Our conscious effort to limit our catastrophe exposure is designed to lower the volatility of our overall underwriting portfolio and to provide greater certainty as to future claims-related payout patterns and timing. Our casualty-focused underwriting portfolio’s payout pattern is slower than that of most competitors due to the longer tail lines of business we write, and that slower payout pattern provides us with the potential for greater investment income on those premiums.
While we seek to limit our exposure to catastrophic events to a level with which we feel comfortable given the liquidity profile of our underwriting portfolio and investment portfolios, we do assume meaningful aggregate exposures to natural and man-made catastrophic events.

Catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, tornadoes, explosions, severe winter weather, fires, droughts and other natural disasters. Catastrophes can also cause losses in non-property business such as workers’ compensation or general liability. In addition to the general nature of the risks inherent in writing property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration, tend to generally increase the size of losses from catastrophic events over time.
We monitor our exposure to catastrophic events, including earthquake and wind and periodically reevaluate the estimated PML for such exposures. Our estimated PML is determined through the use of modeling techniques, but such estimate does not represent our total potential loss for such exposures. Net PML estimates are net of expected reinsurance recoveries, before income tax and before excess reinsurance reinstatement premiums. Such modeled loss estimates are reflective of the zone indicated and not the entire portfolio. Since hurricanes and windstorms can affect more than one zone and make multiple landfalls, our loss estimates include clash estimates from other zones. Our loss estimates do not represent our maximum exposures and it is highly likely that our actual incurred losses would vary materially from the modeled estimates. There can be no assurances that we will not suffer pre-tax losses greater than 10% of total capital from one or more catastrophic events due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events and the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, the modeling techniques and the application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event. In addition, our actual losses may increase if our reinsurers fail to meet their obligations to us or the reinsurance protections purchased by us are exhausted or are otherwise unavailable. Depending on business opportunities and the mix of business that may comprise our underwriting portfolio, we may seek to adjust our self-imposed limitations on PML for catastrophe-exposed business.
Contractual obligations and commitments
Letter of credit and revolving credit facilities
On May 16, 2018, Watford Re renewed its letter of credit facility with Lloyds Bank Plc, New York Branch. The Lloyds facility amount is $100.0 million and was renewed through to May 16, 2019. The principal purpose of the Lloyds facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds facility also requires the maintenance of certain covenants, with which we were in compliance as of March 31, 2019 and December 31, 2018. At such dates, we had approximately $72.1 million and $68.9 million, respectively, in outstanding letters of credit issued from the Lloyds facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in our consolidated balance sheets.
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility with Bank of America, N.A. through Watford Trust, which had originally been entered into in June 2015. Watford Re owns all of the beneficial interests of Watford Trust. The facility expires on November 30, 2021 and is backed by a portion of Watford Re’s non-investment grade portfolio which has been transferred to Watford Trust and which continues to be managed by HPS pursuant to an investment management agreement between HPS and Watford Trust. The purpose of the facility is to provide borrowing capacity, including for the purchase of loans, securities and other assets and to distribute cash or any such loans, securities or other assets to Watford Re. Pursuant to our credit agreement, the bank assigns borrowing or letter of credit capacity (or “advance rate”) for each eligible asset type held in the trust. Under our credit agreement, advance rates range from 100% for cash and 80% for certain first-lien loans to 40% for certain small-issue unsecured bonds.
Borrowings on the facility may be made at LIBOR or an alternative base rate at our option, in either case plus an applicable margin. The applicable margin varies based on the applicable base rate and, in the case of LIBOR rate borrowings, the currency in which the borrowing is denominated. In addition, the facility allows for us to issue up to $400.0 million in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements. We pay a fee on each letter of credit equal to the amount available to be drawn under such letter of credit multiplied by an applicable percentage. The applicable percentage varies based on the currency in which the letter of credit is denominated.
The borrowings and outstanding letters from credit from the Bank of America secured credit facility were as follows:

	March 31,	December 31,
	2019	2018
	($ in thousands)
Borrowings to purchase investments	$162,125	$148,194
Borrowings to purchase collateral	326,487	307,487
Total secured credit facility borrowings	488,612	455,681
Outstanding letters of credit	52,533	52,533
The secured credit facility contains various affirmative and negative covenants. As of March 31, 2019 and December 31, 2018, Watford Re was in compliance with all covenants contained in the Bank of America secured credit facility.
Custodian bank facility
As of March 31, 2019 and December 31, 2018, we borrowed $164.1 million and $238.2 million, respectively, from our custodian bank to purchase U.S.-denominated securities. As of March 31, 2019 and December 31, 2018, the total borrowed amount of $164.1 million and $238.2 million included 2.0 million and 2.0 million Swiss Francs, or CHF, respectively (U.S. dollar equivalent of $2.0 million and $2.0 million, respectively), to purchase CHF-denominated securities. We pay interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the borrowed Euro denominated funds is included as a component of foreign exchange gains (losses) included in the consolidated statements of net income (loss).
The custodian bank requires us to hold cash and investments in deposit with, or in an investment account with respect to the borrowed funds. As at March 31, 2019 and December 31, 2018, we were required to hold $246.9 million and $339.1 million, respectively, in such deposits and investment accounts.
Master confirmation of total return swap transactions
On August 13, 2018, Watford Re executed a Master Confirmation of Total Return Swap Transactions, or the Master TRS, with Credit Suisse International, or CSI, under the ISDA Master Agreement between Watford Re and CSI dated as of April 24, 2014. Under the Master TRS, we can from time to time execute total return swap transactions referencing loan obligations. The purpose of the Master TRS is to allow us to obtain leveraged exposure to loan obligations in a cash efficient manner. Since each transaction will be confirmed separately, the Master TRS is uncommitted and does not have a maximum facility size. Each confirmed transaction executed under the Master TRS will expire on the earlier of (i) the repayment date of the underlying reference loan or (ii) the date specified in the confirmation, which cannot be later than 360 days after the date of the confirmation, provided that each transaction will automatically extend for a further 360 days unless certain events have occurred. Under the terms of the Master TRS, we are required to post collateral to CSI under our ISDA Credit Support Annex with CSI to support our obligations under each transaction. The collateral will comprise an initial amount, determined on a transaction-by-transaction basis, plus an amount calculated on the basis of the daily mark-to-market value of the transaction. Under each transaction, CSI will pay to us an amount equal to the amounts received by a lender of the specified principal amount under the relevant reference loan and, if the transaction is terminated before the loan is repaid, an amount based on the change in market value of the loan. We have the option to terminate any transaction at will, subject to paying a break fee, and CSI can terminate transactions if certain events occur, including the unavailability of market prices for the relevant loan, CSI being unable to hedge the relevant transaction or certain changes of law or regulation.
Pledged and restricted assets
For the benefit of certain Arch entities and other third parties that cede business to us, we are required to post and maintain collateral to support our potential obligations under reinsurance contracts that we write. This collateral can be in the form of either investment assets held in collateral trust accounts or letters of credit. Under our credit facilities, in order for us to have the bank issue a letter of credit to our reinsurance contract counterparty, we must post investment assets or cash as collateral to the bank. In either case, the amounts remain restricted for the duration of the term of the trust or letter of credit, as applicable. See Note 12 - “Commitments and contingencies” to our consolidated financial statements included elsewhere in this report for further details.
As of March 31, 2019 and December 31, 2018, we held $2.4 billion and $2.4 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Included within total pledged assets, we held $6.2 million and $5.5 million, respectively, in deposits with U.S. regulatory authorities.
The following table summarizes our assets pledged as collateral for credit and letter of credit facilities and total return swap transactions, assets held in trust for underwriting transactions and regulatory deposits as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	($ in thousands)
Total investments pledged for BAML credit facility	$904,965	$917,837
Total investments pledged for custodian bank	246,930	339,139
Total investments pledged for Lloyds credit facility	72,114	68,853
Total investments pledged for Master TRS	46,760	36,336
Total investments held in trust as collateral for underwriting transactions and regulatory deposits	1,095,067	988,872

Contractual obligations and commitments
The following table illustrates our contractual obligations and commitments by due date as of March 31, 2019 and December 31, 2018:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	($ in thousands)
March 31, 2019
Estimated gross payments for losses and loss adjustment expenses (1)	$1,104,532	$261,760	$339,780	$181,612	$321,380
Revolving credit agreement borrowings (2)	652,743	652,743	—	—	—
Operating lease obligations	1,250	283	566	401	—
Total	$1,758,525	$914,786	$340,346	$182,013	$321,380
December 31, 2018
Estimated gross payments for losses and loss adjustment expenses (1)	$1,032,760	$238,291	$316,166	$172,955	$305,348
Revolving credit agreement borrowings (2)	693,917	693,917	—	—	—
Operating lease obligations	1,321	283	566	472	—
Total	$1,727,998	$932,491	$316,732	$173,427	$305,348
(1) The estimated expected contractual commitments related to the reserves for loss and loss adjustment expenses are presented on a gross basis (not reflecting any corresponding reinsurance recoverable amounts that would be due to us).
(2) Revolving credit agreement borrowings include borrowings from our custodian bank to purchase securities, which is payable on demand. Therefore we have assumed that these payments will be made within one year, but payment may occur over a longer period of time.
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses we are ultimately required to pay may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts discussed above. Amounts discussed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since having purchased reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses as of March 31, 2019 and December 31, 2018 totaled $102.8 million and $86.4 million, respectively.
Inflation
The effects of inflation are considered implicitly in pricing our contracts and policies through the modeled components such as demand surge. Loss reserves are established to recognize likely loss settlements at the date payment is made. Those reserves inherently recognize the effects of inflation. The actual effects of inflation on our results cannot be accurately known, however, until claims are ultimately resolved.
Off-balance sheet arrangements
We are not party to any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and qualitative disclosures about market risk
We believe we are principally exposed to the following types of market risk:

•	foreign currency risk;

•	interest rate risk;

•	credit spread risk;

•	credit risk;

•	liquidity risk; and

•	political risk.
Foreign currency risk
Underwriting contracts and policies
We have foreign currency exposure related to non-U.S. dollar denominated contracts and policies. Of our gross premiums written from inception, $1.1 billion, or 39.8%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of March 31, 2019 and December 31, 2018, net loss and loss adjustment expense reserves included $352.0 million and $310.2 million, respectively, in foreign currencies.
Investments
We are exposed to foreign currency risk through cash and investments in loans and securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we may employ from a risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2019 and December 31, 2018, our total net long exposure to foreign denominated investments represented 10.1% and 9.5% of our total investment portfolios of $2.8 billion and $2.7 billion, respectively.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies in which we have written contracts and policies would have had on the value of our shareholders’ equity as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
(U.S. dollars in thousands, except per share data)
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$93,484	$65,674
Shareholders’ equity denominated in foreign currencies (1)	(24,096)	(23,501)
Net assets denominated in foreign currencies	$69,388	$42,173
Pre-tax impact of a hypothetical 10% appreciation of the U.S. dollar against foreign currencies:
Shareholders’ equity	$(6,939)	$(4,217)
Book value per common share	$(0.31)	$(0.19)
Pre-tax impact of a hypothetical 10% decline of the U.S. dollar against foreign currencies:
Shareholders’ equity	$6,939	$4,217
Book value per common share	$0.31	$0.19
(1) Represents capital contributions held in the foreign currency of WICE.
Interest rate risk
Our investment portfolios include interest rate sensitive securities, such as corporate and sovereign debt instruments and asset-backed securities. One key market risk exposure for any debt instrument is interest rate risk. As interest rates rise, the market value of our fixed income portfolio may fall, and the opposite is generally true when interest rates fall. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time. Furthermore, at times interest rate movements in certain credit sectors exhibit a much lower correlation to changes in U.S. Treasury yields. Accordingly, the actual effect of interest rate movements may differ materially from the amounts set forth in the following tables.
The following table estimates the impact that a 50 basis point and 100 basis point increase or decrease in interest rates would have on the value of our non-investment grade and investment grade portfolios as of March 31, 2019 and December 31, 2018:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	+50	+100
March 31, 2019
Total fair value	$2,867	$2,849	$2,830	$2,812	$2,794
Change from base	1.3%	0.7%	—%	(0.6)%	(1.3)%
Change in unrealized value	$37	$19	$—	$(18)	$(36)

December 31, 2018
Total fair value	$2,778	$2,758	$2,738	$2,719	$2,700
Change from base	1.5%	0.7%	—%	(0.7)%	(1.4)%
Change in unrealized value	$40	$20	$—	$(19)	$(38)

Credit spread risk
We invest in credit spread sensitive assets, primarily debt assets. We consider the effect of credit spread movements on the market value of our fixed maturity investments, short-term investments, and certain of our other investments and the corresponding change in market value. As credit spreads widen, the fair value of our fixed income investments falls, and the converse is also true. Based upon historical observations, there is a low probability that credit spreads would change in the same magnitude across asset classes, industries, credit ratings, jurisdictions, and individual instruments. Accordingly, the actual effect of credit spread movements may differ materially from the amounts set forth in the following tables.
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our portfolios as of March 31, 2019 and December 31, 2018:

	Percentage Shift in Credit Spreads
(U.S. dollars in millions)	-50%	-10%	0	+10%	+50%
March 31, 2019
Total fair value	$2,987	$2,864	$2,830	$2,800	$2,663
Change from base	5.5%	1.2%	—%	(1.1)%	(5.9)%
Change in unrealized value	$157	$34	$—	$(30)	$167

December 31, 2018
Total fair value	$2,930	$2,778	$2,738	$2,698	$2,539
Change from base	6.6%	1.4%	—%	(1.5)%	(7.8)%
Change in unrealized value	$192	$40	$—	$(40)	$(199)
Credit risk
Underwriting contracts and policies
We are exposed to credit risk from our clients relating to premiums receivable under our contracts and policies, and the possibility that counterparties may default on their obligations to us. The risk of counterparty default is partially mitigated by the fact that any amount owed to us from an insurance or reinsurance counterparty would be netted against any losses we would pay in the future. We monitor the collectability of these premiums on a regular basis.
Investments
Our investment strategy is to invest primarily in the debt obligations of non-investment grade corporate issuers. We rely upon our Investment Managers to invest our funds in debt instruments that provide an attractive risk-adjusted return, but the value we ultimately receive from these debt instruments is dependent upon the performance of the issuers of such obligations. In addition, the securities and cash in our investment portfolios are held with several custodians and prime brokers, subjecting us to the related credit risk from the possibility that one or more of them may default on their obligations to us. Our Investment Managers regularly monitor the concentration of credit risk with each broker and if necessary, transfer cash or securities among brokers to diversify and mitigate our credit risk.
Liquidity risk
Certain of our investments are, or may become, illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments including our Level 3 (non-quoted) assets, which, as of March 31, 2019 and December 31, 2018, represented 6.1% and 6.0% of our total investments, respectively. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of rating agencies in a period of market illiquidity, certain of our investments may be difficult to sell in a timely manner and may have to be sold or otherwise liquidated for less than what may otherwise have been possible under normal market conditions.
Political risk
We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets; we operate through subsidiaries located in Bermuda, the United States and Gibraltar, and to the extent that HPS or AIM trade securities or assets that are originated, listed, or traded in various U.S. and foreign markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures which may have a material impact on our investment strategy, the value of our investments and our underwriting operations.
We do not currently write political risk coverage in our insurance or reinsurance contracts; however, changes in government law and regulation may impact our underwriting operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Part II. Other Information
Item 1. Legal proceedings
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2019, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.
Item 1A. Risk factors
Investing in our common shares involves risks. For a discussion of these potential risks and uncertainties, see the information under the heading “Risk factors” (or the Risk Factor Section) beginning on page 22 of our prospectus dated March 26, 2019 related to the direct listing of our common shares on the Nasdaq Global Select Market, filed with the SEC in accordance with Rule 424(b) of the Securities Act on March 28, 2019, which prospectus is accessible on the SEC’s website at www.sec.gov and which Risk Factor Section is incorporated by reference herein.
Item 2. Unregistered sales of equity securities and use of proceeds
None.
Item 4. Mine safety disclosures
None.
Item 5. Other information
None.

Item 6. Exhibit index

Exhibit Number	Exhibit Description
10.1
Amended and Restated Services Agreement by and among Watford Re Ltd., Watford Holdings Ltd., Arch Underwriters Ltd., and HPS Investment Partners, LLC, dated January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 filed by Watford Holdings Ltd. on January 29, 2019 (File No. 001-38788)).

10.1.1
Addendum No. 1 effective as of January 1, 2019 to Services Agreement by and among Watford Re Ltd., Watford Holdings Ltd., Arch Underwriters Ltd., and HPS Investment Partners, LLC (incorporated by reference to Exhibit 10.1.1 to the Registration Statement on Form 10 filed by Watford Holdings Ltd. on January 29, 2019 (File No. 001-38788)).

10.2
Letter Agreement with Arch Reinsurance Limited (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Registration Statement on S-1 filed by Watford Holdings Ltd. on March 25, 2019 (File No. 333-230080)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Watford Re Ltd.’s Quarterly Report for the quarter ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATFORD HOLDINGS LTD.
(REGISTRANT)

/s/ John F. Rathgeber
Date: May 10, 2019	John F. Rathgeber, Chief Executive Officer

Date: May 10, 2019	/s/ Robert L. Hawley
Robert L. Hawley, Chief Financial Officer

Exhibit 31.1

Certification
of Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, John F. Rathgeber, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Watford Holdings Ltd.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrants most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarized and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Exhibit 31.1

Date:	May 10, 2019

By:	/s/ John F. Rathgeber
Name:	John F. Rathgeber
Title:	Chief Executive Officer

Exhibit 31.2

Certification
of Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Robert L. Hawley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Watford Holdings Ltd.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrants most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarized and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Exhibit 31.2

Date:	May 10, 2019

By:	/s/ Robert L. Hawley
Name:	Robert L. Hawley
Title:	Chief Financial Officer

Exhibit 32.1

Certification Pursuant to Chapter 63, Title 18 United States Code §1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Watford Holdings Ltd. (the “Company”) on Form 10-Q for the period ending March 31, 2019 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), John F. Rathgeber, as Chief Executive Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2.	the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	May 10, 2019

By:	/s/ John F. Rathgeber
Name:	John F. Rathgeber
Title:	Chief Executive Officer
A signed original of this written statement required by Section 906 or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Watford Holdings Ltd. and will be retained by Watford Holdings Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification Pursuant to Chapter 63, Title 18 United States Code §1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Watford Holdings Ltd. (the “Company”) on Form 10-Q for the period ending March 31, 2019 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Robert L. Hawley, as Chief Financial Officer of the Company, certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2.	the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	May 10, 2019

By:	/s/ Robert L. Hawley
Name:	Robert L. Hawley
Title:	Chief Financial Officer
A signed original of this written statement required by Section 906 or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Watford Holdings Ltd. and will be retained by Watford Holdings Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.