Form 10-Q
period 2019-06-30
Watford Holdings Ltd.
filed 2019-08-08
CIK 1601669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	WTRE	Nasdaq Global Select Market
8½% Cumulative Redeemable Preference Shares	WTREP	Nasdaq Global Select Market

As of August 8, 2019, there were 22,692,300 common shares, $0.01 par value per share, of the registrant outstanding.

Explanatory note - Certain defined terms
Unless the context suggests otherwise, any reference in this report to:

•	“ACGL” refers to Arch Capital Group Ltd. and its controlled subsidiaries;

•	“Arch” refers to any one or more of the following direct or indirect subsidiaries of ACGL, as applicable in the context in which such term appears:

•	Arch Investment Management Ltd., or AIM, which manages the majority of our investment grade portfolio;

•	Arch Reinsurance Company, or ARC, which is a party to certain quota share agreements with one or more of our operating subsidiaries and a services agreement with Watford Holdings (U.S.) Inc.;

•
Arch Reinsurance Ltd., or ARL, which is a party to certain quota share agreements with one or more of our operating subsidiaries and owned approximately 11% of our outstanding common shares as of June 30, 2019;

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

•
the other risks identified in this report, including, without limitation, those under the sections titled Part II Item 1A “Risk factors” and Part I Item 2 “Management’s discussion and analysis of financial condition and results of operations.”

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

Item 1. Consolidated financial statements

WATFORD HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2019	2018
Assets
Investments:
Term loans, fair value option (Amortized cost: $1,099,970 and $1,055,664)	$1,042,879	$1,000,652
Fixed maturities, fair value option (Amortized cost: $634,920 and $972,653)	616,863	922,819
Short-term investments, fair value option (Cost: $232,488 and $281,959)	232,177	282,132
Equity securities, fair value option	56,524	56,638
Other investments, fair value option (1)	24,505	49,762
Investments, fair value option	1,972,948	2,312,003
Fixed maturities, available for sale (Amortized cost: $728,756 and $397,509)	732,454	393,351
Equity securities, fair value through net income	64,703	33,013
Total investments	2,770,105	2,738,367
Cash and cash equivalents	68,977	63,529
Accrued investment income	16,916	19,461
Premiums receivable (1)	228,588	227,301
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (1)	123,961	86,445
Prepaid reinsurance premiums (1)	79,513	61,587
Deferred acquisition costs, net (1)	71,557	80,858
Receivable for securities sold	29,425	24,507
Intangible assets	7,650	7,650
Funds held by reinsurers (1)	55,536	44,830
Other assets	16,300	18,321
Total assets	$3,468,528	$3,372,856
Liabilities
Reserve for losses and loss adjustment expenses (1)	$1,126,080	$1,032,760
Unearned premiums (1)	375,323	390,114
Losses payable (1)	71,270	24,750
Reinsurance balances payable (1)	23,312	21,034
Payable for securities purchased	51,216	60,142
Payable for securities sold short	48,823	8,928
Revolving credit agreement borrowings	558,297	693,917
Amounts due to affiliates (1)	5,741	5,888
Investment management and performance fees payable (1)	12,490	3,807
Other liabilities	13,505	20,916
Total liabilities	$2,286,057	$2,262,256
Commitments and contingencies
Contingently redeemable preference shares	221,175	220,992
Shareholders’ equity
Common shares ($0.01 par; shares authorized: 120 million; shares issued and outstanding: 22,692,300 and 22,682,875)	227	227
Additional paid-in capital	897,716	895,386
Retained earnings (deficit)	60,182	(1,275)
Accumulated other comprehensive income (loss)	3,171	(4,730)
Total shareholders’ equity	961,296	889,608
Total liabilities, contingently redeemable preference shares and shareholders’ equity	$3,468,528	$3,372,856
(1) See Note 12 - “Transactions with related parties” for disclosure of related party amounts.

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in thousands, except share and per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Gross premiums written (1)	$161,978	$175,175	$348,667	$389,045
Gross premiums ceded (1)	(42,608)	(34,589)	(83,910)	(68,907)
Net premiums written (1)	119,370	140,586	264,757	320,138
Change in unearned premiums (1)	31,948	18,932	32,655	(23,873)
Net premiums earned (1)	151,318	159,518	297,412	296,265
Other underwriting income (loss)	673	688	1,265	1,389
Interest income	38,596	36,481	81,737	71,126
Investment management fees - related parties (1)	(4,570)	(4,156)	(8,979)	(8,302)
Borrowing and miscellaneous other investment expenses	(7,611)	(6,283)	(15,909)	(12,643)
Net interest income	26,415	26,042	56,849	50,181
Realized and unrealized gains (losses) on investments	(936)	(10,614)	32,784	(12,620)
Investment performance fees - related parties (1)	(1,692)	(1,602)	(7,492)	(4,199)
Net investment income (loss)	23,787	13,826	82,141	33,362
Total revenues	175,778	174,032	380,818	331,016

Expenses
Loss and loss adjustment expenses (1)	(111,416)	(117,141)	(222,266)	(215,130)
Acquisition expenses (1)	(35,417)	(37,967)	(69,391)	(72,930)
General and administrative expenses (1)	(9,751)	(5,416)	(16,991)	(10,473)
Net foreign exchange gains (losses)	(441)	548	(878)	(735)
Total expenses	(157,025)	(159,976)	(309,526)	(299,268)
Income (loss) before income taxes	18,753	14,056	71,292	31,748
Income tax expense	(20)	(24)	(20)	(27)
Net income (loss) before preference dividends	18,733	14,032	71,272	31,721
Preference dividends	(4,908)	(4,908)	(9,815)	(9,815)
Net income (loss) available to common shareholders	$13,825	$9,124	$61,457	$21,906

Earnings (loss) per common share:
Basic	$0.61	$0.41	$2.71	$0.97
Diluted	$0.61	$0.41	$2.71	$0.97
Weighted average number of common shares used in the determination of earnings (loss) per share:
Basic	22,740,762	22,682,875	22,711,833	22,682,875
Diluted	22,747,033	22,682,875	22,714,969	22,682,875
(1) See Note 12 - “Transactions with related parties” for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Comprehensive income (loss)
Net income (loss) available to common shareholders	$13,825	$9,124	$61,457	$21,906
Other comprehensive income (loss) net of income tax:
Available for sale investments:
Unrealized holding gains (losses) arising during the year	4,854	(2,204)	10,065	(2,765)
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(1,816)	502	(2,211)	646
Foreign currency translation adjustments	212	491	47	152
Other comprehensive income (loss) net of income tax	3,250	(1,211)	7,901	(1,967)
Comprehensive income (loss)	$17,075	$7,913	$69,358	$19,939

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common shares
Balance at beginning of period	$227	$227	$227	$227
Common shares issued	—	—	—	—
Balance at end of period	227	227	227	227

Additional paid-in capital
Balance at beginning of period	895,386	895,386	895,386	895,386
Common shares issued under share plans	250	—	250	—
Share-based compensation	2,080	—	2,080	—
Balance at end of period	897,716	895,386	897,716	895,386

Accumulated other comprehensive income (loss)
Balance at beginning of period	(79)	(1,728)	(4,730)	(972)
Unrealized holding gains (losses) of available for sale investments:
Balance at beginning of period	658	(417)	(4,158)	—
Unrealized holding gains (losses) of available for sale investments, net of reclassification adjustment	3,038	(1,702)	7,854	(2,119)
Balance at end of period	3,696	(2,119)	3,696	(2,119)
Currency translation adjustment:
Balance at beginning of period	(737)	(1,311)	(572)	(972)
Currency translation adjustment	212	491	47	152
Balance at end of period	(525)	(820)	(525)	(820)
Balance at end of period	3,171	(2,939)	3,171	(2,939)

Retained earnings (deficit)
Balance at beginning of period	46,357	66,023	(1,275)	53,241
Net income (loss) before preference dividends	18,733	14,032	71,272	31,721
Preference share dividends paid and accrued	(4,908)	(4,908)	(9,815)	(9,815)
Balance at end of period	60,182	75,147	60,182	75,147
Total shareholders’ equity	$961,296	$967,821	$961,296	$967,821

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income (loss) before preference dividends	$71,272	$31,721
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses on investments	(32,318)	16,169
Amortization of fixed assets	72	82
Share-based compensation	2,330	—
Changes in:
Accrued investment income	2,548	147
Premiums receivable	(60)	(60,887)
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	(37,611)	(11,197)
Prepaid reinsurance premiums	(17,926)	(31,091)
Deferred acquisition costs, net	9,396	(2,698)
Reserve for losses and loss adjustment expenses	93,421	111,507
Unearned premiums	(14,729)	54,963
Reinsurance balances payable	2,379	23,562
Funds held with reinsurers	(10,890)	(14,288)
Other liabilities	48,743	(19,798)
Other items	(740)	(5,757)
Net Cash Provided By Operating Activities	115,887	92,435
Investing Activities
Purchase of term loans	(233,730)	(347,868)
Purchase of fixed maturity investments	(746,930)	(742,491)
Proceeds from sale, redemptions and maturity of term loans	189,576	275,781
Proceeds from sales, redemptions and maturities of fixed maturity investments	778,128	594,491
Proceeds from sales, redemptions and maturities of other investments	24,636	—
Proceeds from sales, redemptions and maturities of short-term investments with maturities over three months	21,909	131,787
Net (purchases) sales of short-term investments with maturities less than three months	26,694	(58)
Purchases of equity securities	(52,179)	(81,886)
Proceeds from sales of equity securities	26,421	13,305
Net settlements of derivative instruments	619	—
Purchases of furniture, equipment and other assets	—	(21)
Net Cash Provided by (Used For) Investing Activities	35,144	(156,960)
Financing Activities
Dividends paid on redeemable preference shares	(9,632)	(9,632)
Repayments on borrowings	(198,426)	(123,000)
Proceeds from borrowings	62,800	189,705
Net Cash Provided By (Used For) Financing Activities	(145,258)	57,073
Effects of exchange rate changes on foreign currency cash	(325)	(1,407)
Increase (decrease) in cash	5,448	(8,859)
Cash and cash equivalents, beginning of period	63,529	54,503
Cash and cash equivalents, end of period	$68,977	$45,644
Supplementary information
Income taxes paid	$20	$27
Interest paid	$15,103	$10,971

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
On March 28, 2019, the Company completed a direct listing of its common shares on the Nasdaq Global Select Market. On June 28, 2019, the Company completed a direct listing of its 8½% Cumulative Redeemable Preference Shares (the “preference shares”) on the Nasdaq Global Select Market. The Company did not issue any new common shares or preference shares, nor did the Company receive any proceeds from the sale of common shares or preference shares by the selling shareholders.
Watford Re and Watford Insurance Company Europe Limited (“WICE”) have engaged Arch Underwriters Ltd. (“AUL”), a company incorporated in Bermuda and a wholly-owned subsidiary of Arch Capital Group Ltd. (“ACGL”), to act as their insurance and reinsurance manager pursuant to services agreements between AUL and Watford Re and WICE, respectively. AUL manages the day-to-day underwriting activities of Watford Re and WICE, subject to the provisions of the services agreement and the oversight of our board of directors. See Note 12 - “Transactions with related parties” for further details.
Watford Specialty Insurance Company (“WSIC”) and Watford Insurance Company (“WIC”), which are wholly-owned, indirect subsidiaries of Watford Re, have engaged Arch Underwriters Inc. (“AUI”), a company incorporated in Delaware and a wholly-owned subsidiary of ACGL, to act as their insurance and reinsurance manager pursuant to services agreements between AUI and WSIC and WIC, respectively. AUI manages the day-to-day underwriting activities of WSIC and WIC, subject to the provisions of the services agreement and the oversight of our board of directors. See Note 12 - “Transactions with related parties” for further details.
The Company has engaged HPS Investment Partners, LLC (“HPS”), as investment manager of the assets in its non-investment grade portfolio pursuant to various investment management agreements. HPS invests the Company’s non-investment grade assets and a portion of its investment grade assets, subject to the terms of the applicable investment management agreements. See Note 12 - “Transactions with related parties” for further details.
The Company has engaged Arch Investment Management Ltd. (“AIM”), a Bermuda exempted company and a subsidiary of ACGL, as investment manager of assets in its investment grade portfolio pursuant to various investment management agreements. AIM manages the majority of the Company’s investment grade assets pursuant to the terms of the investment management agreements with AIM. See Note 12 - “Transactions with related parties” for further details.
The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full calendar year.

2. Significant accounting policies
There has been no material change to the Company’s significant accounting policies as described in its audited consolidated financial statements and the accompanying notes as of December 31, 2018

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

and 2017 and for each of the years in the periods ended December 31, 2018, 2017 and 2016, except as noted below.
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
(b) Share-based compensation
The Company applies a fair value-based measurement method in accounting for its share-based compensation plans with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders’ equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. The Company’s time-based awards generally vest over a three-year period with one-third vesting on each of the first, second and third anniversaries of the grant date. The share-based compensation expense associated with awards that have graded vesting features and vest based only on service conditions is calculated on a straight-line basis over the requisite service period for the entire award. Compensation expense recognized in connection with performance awards is based on the achievement of the specified performance and service conditions. The final measure of compensation expense recognized over the requisite service period reflects the final performance outcome. During the recognition period, compensation expense is accrued based on the specified performance conditions that are probable of achievement. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, the attribution of compensation expense is over the period from the grant date to the retirement eligibility date. The Company accounts for forfeitures of share-based awards as such forfeitures occur. See Note 9, “Share transactions” for information relating to the Company’s share-based compensation.
(c) Recent accounting pronouncements
Recently adopted accounting standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 intends to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 is effective January 1, 2019. This ASU was adopted

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

on January 1, 2019, and did not have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases and subsequently issued several improvements to that update (collectively “ASU 2016-02”). The new accounting guidance requires that the lessee recognize an asset and a liability for leases with a lease term greater than 12 months regardless of whether the lease is classified as operating or financing. Under the previous accounting standard, operating leases were not reflected in the balance sheet.
The Company adopted ASU 2016-02 on January 1, 2019. The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $1.1 million and a lease liability of $1.1 million in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. The cumulative effect adjustment to the opening balance of retained earnings was $Nil. The adoption of the updated guidance did not have a material effect on the Company’s results of operations or liquidity.
Recently issued accounting standards not yet adopted
In April 2019, the FASB issued Accounting Standards Update 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which will identify and clarify issues relevant to the implementation of Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and ASU 2017-12. The Company is assessing the impact the implementation will have on its consolidated financial statements and disclosures but does not believe such impact will be material.

•	For amendments related to ASU 2016-01, the effective date is for fiscal years and interim periods beginning after December 15, 2019; early adoption in any interim period is permitted.

•	For amendments related to ASU 2016-13, the effective date is for fiscal years and interim periods beginning after December 15, 2019.

•
For amendments related to ASU 2017-12, the effective date is as of the beginning of the first annual reporting period beginning after April 25, 2019. As the Company has implemented ASU 2017-12, early adoption in any interim period is permitted.

In May 2019, the FASB issued Accounting Standards Update 2019-05, Financial Instruments - Credit Losses - Targeted Transition Relief (Topic 326) (“ASU 2019-05”), which gives entities the option to irrevocably elect the fair value option on instruments previously measured on an amortized cost basis, selected on an instrument-by-instrument basis. ASU 2019-05 will have the same implementation date as ASU 2016-13, effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company expects the new standard to have an impact on certain types of investment securities and reinsurance recoverables. The Company is currently assessing the impact the implementation of this ASU will have on its consolidated financial statements.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

3. Segment information
The Company reports results under one segment, referred to as the “underwriting segment.” The underwriting segment captures the results of the Company’s underwriting lines of business, which are comprised of specialty products on a worldwide basis. Lines of business include: (i) casualty reinsurance; (ii) property catastrophe reinsurance; (iii) other specialty reinsurance; and (iv) insurance programs and coinsurance.
The accounting policies of the underwriting segment are the same as those used for the preparation of the Company’s consolidated financial statements.
The Company has a corporate function that includes certain general and administrative expenses related to corporate activities, net foreign exchange gains (losses), income tax expense and items related to the Company’s contingently redeemable preference shares.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table provides summary information regarding premiums written and earned by line of business and net premiums written by client location and underwriting location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Gross premiums written:
Casualty reinsurance	$32,557	$56,399	$108,158	$142,362
Other specialty reinsurance	37,836	49,150	62,134	113,649
Property catastrophe reinsurance	5,929	3,542	11,921	7,387
Insurance programs and coinsurance	85,656	66,084	166,454	125,647
Total	$161,978	$175,175	$348,667	$389,045

Net premiums written:
Casualty reinsurance	$32,077	$55,825	$107,142	$141,520
Other specialty reinsurance	36,523	45,255	59,705	102,793
Property catastrophe reinsurance	5,621	3,339	11,603	7,173
Insurance programs and coinsurance	45,149	36,167	86,307	68,652
Total	$119,370	$140,586	$264,757	$320,138

Net premiums earned:
Casualty reinsurance	$67,506	$75,499	$130,819	$143,240
Other specialty reinsurance	42,635	50,506	87,196	88,284
Property catastrophe reinsurance	3,119	2,326	6,090	4,962
Insurance programs and coinsurance	38,058	31,187	73,307	59,779
Total	$151,318	$159,518	$297,412	$296,265

Net premiums written by client location:
United States	$55,759	$71,734	$108,967	$131,861
Bermuda	10,741	7,015	30,702	26,375
Europe	51,048	60,472	120,195	159,986
Asia and Pacific	1,822	1,365	4,893	1,916
Total	$119,370	$140,586	$264,757	$320,138

Net premiums written by underwriting location:
United States	$22,385	$14,060	$40,787	$23,842
Europe	23,927	22,448	47,185	45,345
Bermuda	73,058	104,078	176,785	250,951
Total	$119,370	$140,586	$264,757	$320,138
4. Reinsurance
Through reinsurance agreements with Arch Reinsurance Ltd. (“ARL”) and Arch Reinsurance Company (“ARC”), which are subsidiaries of ACGL, as well as through other third-party reinsurance

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

agreements, the Company cedes a portion of its premiums. The effects of reinsurance on the Company’s written and earned premiums, losses and loss adjustment expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Premiums written	($ in thousands)
Direct	$85,656	$66,084	$166,454	$125,647
Assumed	76,322	109,091	182,213	263,398
Ceded	(42,608)	(34,589)	(83,910)	(68,907)
Net	$119,370	$140,586	$264,757	$320,138
Premiums earned
Direct	$70,445	$47,698	$133,962	$86,626
Assumed	115,622	133,685	229,103	246,129
Ceded	(34,749)	(21,865)	(65,653)	(36,490)
Net	$151,318	$159,518	$297,412	$296,265
Losses and loss adjustment expenses
Direct	$62,976	$34,924	$111,380	$60,361
Assumed	88,651	92,895	173,175	171,355
Ceded	(40,211)	(10,678)	(62,289)	(16,586)
Net	$111,416	$117,141	$222,266	$215,130
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with financially sound carriers. At June 30, 2019 and December 31, 2018, a majority of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) were due from ARL and ARC, each of which have ratings of “A+” from A.M. Best. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

5. Reserve for losses and loss adjustment expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
	($ in thousands)
Gross reserve for losses and loss adjustment expenses at beginning of period	$1,032,760	$798,262
Unpaid losses and loss adjustment expenses recoverable	81,267	39,856
Net reserve for losses and loss adjustment expenses at beginning of period	951,493	758,406

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current period	222,395	215,166
Prior years	(129)	(36)
Total net losses and loss adjustment expenses	222,266	215,130

Foreign exchange gains (losses)	64	(9,260)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current period	(13,956)	(12,344)
Prior years	(153,229)	(102,267)
Total paid losses and loss adjustment expenses	(167,185)	(114,611)

Net reserve for losses and loss adjustment expenses at end of period	1,006,638	849,665
Unpaid losses and loss adjustment expenses recoverable	119,442	49,730
Gross reserve for losses and loss adjustment expenses at end of period	$1,126,080	$899,395
During the six months ended June 30, 2019, the Company recorded net favorable development on prior year loss reserves of $129.0 thousand. Net favorable development was experienced on casualty reinsurance losses of $2.2 million, offset by unfavorable development on insurance losses of $0.8 million, property catastrophe reinsurance losses of $0.7 million and other specialty reinsurance losses of $0.6 million.
During the six months ended June 30, 2018, the Company recorded net favorable development on prior year loss reserves of $36.0 thousand. This development was attributable to favorable development on property catastrophe reinsurance losses of $3.0 million, and other specialty reinsurance, mainly marine and mortgage losses, of $2.4 million. This favorable development was offset by net adverse development on casualty reinsurance of $3.5 million and adverse development on other specialty reinsurance lines of $1.4 million and $0.7 million on insurance programs.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

6. Investment information
Available for Sale Investments
The following table summarizes the fair value of the Company’s securities classified as available for sale as at June 30, 2019 and December 31, 2018:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019	($ in thousands)
Fixed maturities:
U.S. government and government agency bonds	$358,505	$3,354	$(33)	$361,826
Non-U.S. government and government agency bonds	129,042	2,067	(3,373)	127,736
Corporate bonds	80,339	1,451	(55)	81,735
Asset-backed securities	142,774	552	(450)	142,876
Mortgage-backed securities	17,022	158	(18)	17,162
Municipal government and government agency bonds	1,074	45	—	1,119
Total investments, available for sale	$728,756	$7,627	$(3,929)	$732,454

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	($ in thousands)
Fixed maturities:
U.S. government and government agency bonds	$156,884	$672	$(127)	$157,429
Non-U.S. government and government agency bonds	89,661	670	(2,859)	87,472
Corporate bonds	77,178	19	(1,204)	75,993
Asset-backed securities	58,369	72	(1,351)	57,090
Mortgage-backed securities	14,344	17	(81)	14,280
Municipal government and government agency bonds	1,073	14	—	1,087
Total investments, available for sale	$397,509	$1,464	$(5,622)	$393,351

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized losses by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019	($ in thousands)
Fixed maturities:
U.S. government and government agency bonds	$35,766	$(33)	$—	$—	$35,766	$(33)
Non-U.S. government and government agency bonds	100,531	(3,361)	5,274	(12)	105,805	(3,373)
Corporate bonds	4,945	(55)	—	—	4,945	(55)
Asset-backed securities	79,623	(450)	—	—	79,623	(450)
Mortgage-backed securities	4,758	(18)	—	—	4,758	(18)
Total	$225,623	$(3,917)	$5,274	$(12)	$230,897	$(3,929)
December 31, 2018
Fixed maturities:
U.S. government and government agency bonds	$66,422	$(127)	$—	$—	$66,422	$(127)
Non-U.S. government and government agency bonds	78,084	(2,859)	—	—	78,084	(2,859)
Corporate bonds	70,443	(1,204)	—	—	70,443	(1,204)
Asset-backed securities	49,400	(1,351)	—	—	49,400	(1,351)
Mortgage-backed securities	8,478	(81)	—	—	8,478	(81)
Total	$272,827	$(5,622)	$—	$—	$272,827	$(5,622)
At June 30, 2019, 37 positions out of a total of 99 positions were in an unrealized loss position; however, the unrealized loss was less than 10% for all 99 positions. The unrealized loss position decreased during the six-month period from $5.6 million to $3.9 million. The Company believes that such securities were temporarily impaired at June 30, 2019.
At December 31, 2018, 60 positions out of a total of 73 positions were in an unrealized loss position; however, the unrealized loss was less than 10% for all 73 positions. The decrease in value can be attributed to an increase in interest rates and unfavorable foreign exchange rates for the non-U.S. government agency bonds during the year ended December 31, 2018. The Company believes that such securities were temporarily impaired at December 31, 2018.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our fixed maturities classified as available for sale, summarized by contractual maturity as of June 30, 2019 and December 31, 2018 are shown in the following tables.

	June 30, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$4,480	$4,496	0.7%
Due after one year through five years	456,578	460,134	62.8%
Due after five years through ten years	107,903	107,786	14.7%
Asset-backed securities	142,774	142,876	19.5%
Mortgage-backed securities	17,022	17,162	2.3%
Total investments, available for sale	$728,757	$732,454	100.0%

	December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due after one year through five years	$278,443	$276,706	70.4%
Due after five years through ten years	46,353	45,275	11.5%
Asset-backed securities	58,369	57,090	14.5%
Mortgage-backed securities	14,344	14,280	3.6%
Total investments, available for sale	$397,509	$393,351	100.0%

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Fair Value Option and Fair Value Through Net Income
The following table summarizes the fair value of the Company’s securities held as at June 30, 2019 and December 31, 2018, classified as fair value through net income or for which the fair value option was elected:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019	($ in thousands)
Term loan investments	$1,099,970	$4,634	$(61,725)	$1,042,879
Fixed maturities:
Corporate bonds	405,316	8,710	(25,145)	388,881
U.S. government and government agency bonds	4,500	—	(12)	4,488
Asset-backed securities	199,166	3,962	(4,947)	198,181
Mortgage-backed securities	8,431	655	(913)	8,173
Non-U.S. government and government agency bonds	10,871	52	(514)	10,409
Municipal government and government agency bonds	6,636	97	(2)	6,731
Short-term investments	232,488	182	(493)	232,177
Other investments	25,162	—	(657)	24,505
Equities	54,894	7,737	(6,107)	56,524
Investments, fair value option	$2,047,434	$26,029	$(100,515)	$1,972,948
Fair Value Through Net Income:
Equities, fair value through net income (1)	72,623	1,573	(9,493)	64,703

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	($ in thousands)
Term loan investments	$1,055,664	$767	$(55,779)	$1,000,652
Fixed maturities:
Corporate bonds	617,013	6,468	(44,867)	578,614
U.S. government and government agency bonds	113,452	—	(2,206)	111,246
Asset-backed securities	174,846	673	(6,626)	168,893
Mortgage-backed securities	9,122	—	(1,241)	7,881
Non-U.S. government and government agency bonds	50,914	1	(1,874)	49,041
Municipal government and government agency bonds	7,306	—	(162)	7,144
Short-term investments	281,959	570	(397)	282,132
Other investments	50,000	—	(238)	49,762
Equities	56,609	5,136	(5,107)	56,638
Investments, fair value option	$2,416,885	$13,615	$(118,497)	$2,312,003
Fair Value Through Net Income:
Equities, fair value through net income (1)	41,358	2,030	(10,375)	33,013
(1) Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments. As a result, equity securities acquired after January 1, 2018 are classified as fair value through net income and are shown separately above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our term loans, fixed maturities and short-term investments, excluding securities classified as available for sale, summarized by contractual maturity as of June 30, 2019 and December 31, 2018 are shown in the following tables.

	June 30, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$222,427	$223,905	11.8%
Due after one year through five years	855,660	803,720	42.5%
Due after five years through ten years	615,914	592,297	31.3%
Due after ten years	65,780	65,643	3.5%
Asset-backed securities	199,166	198,181	10.5%
Mortgage-backed securities	8,431	8,173	0.4%
Total	$1,967,378	$1,891,919	100.0%

	December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$300,554	$300,519	13.6%
Due after one year through five years	1,044,539	992,834	45.0%
Due after five years through ten years	777,290	731,662	33.2%
Due after ten years	3,925	3,814	0.2%
Asset-backed securities	174,846	168,893	7.6%
Mortgage-backed securities	9,122	7,881	0.4%
Total	$2,310,276	$2,205,603	100.0%

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The table below summarizes the credit quality of our total investments as of June 30, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, as applicable:

	Credit Rating (1)
June 30, 2019	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	D	Not Rated
	($ in thousands)
Term loan investments	$1,042,879	$—	$—	$—	$—	$17,628	$699,166	$253,637	$2,846	$7,054	$62,548
Fixed maturities:
Corporate bonds	470,616	—	28,399	70,662	52,762	25,968	87,760	165,063	—	4,303	35,699
U.S. government and government agency bonds	366,314	—	366,314	—	—	—	—	—	—	—	—
Asset-backed securities	341,057	3,466	2,673	23,506	212,648	39,873	17,779	—	—	—	41,112
Mortgage-backed securities	25,335	—	—	600	16,562	990	—	—	—	2,478	4,705
Non-U.S. government and government agency bonds	138,145	2,580	135,565	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	7,850	6,731	571	548	—	—	—	—	—	—	—
Total fixed income instruments	2,392,196	12,777	533,522	95,316	281,972	84,459	804,705	418,700	2,846	13,835	144,064
Short-term investments	232,177	15,050	64,203	77,525	72,370	—	—	3,029	—	—	—
Total fixed income instruments and short-term investments	2,624,373	27,827	597,725	172,841	354,342	84,459	804,705	421,729	2,846	13,835	144,064
Other Investments	24,505
Equities	121,227
Total	$2,770,105	$27,827	$597,725	$172,841	$354,342	$84,459	$804,705	$421,729	$2,846	$13,835	$144,064
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Credit Rating (1)
December 31, 2018	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Term loan investments	$1,000,652	$—	$—	$—	$—	$57,844	$677,211	$201,116	$2,438	$—	$—	$62,043
Fixed maturities:
Corporate bonds	654,607	3,961	58,185	100,590	63,791	15,246	174,867	203,505	—	2,200	—	32,262
U.S. government and government agency bonds	268,675	—	268,675	—	—	—	—	—	—	—	—	—
Asset-backed securities	225,983	4,532	4,973	10,278	113,075	36,643	20,818	—	—	—	—	35,664
Mortgage-backed securities	22,161	—	—	944	13,336	742	—	—	—	—	2,962	4,177
Non-U.S. government and government agency bonds	136,513	5,173	122,715	8,625	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	8,231	6,490	715	1,026	—	—	—	—	—	—	—	—
Total fixed income instruments	2,316,822	20,156	455,263	121,463	190,202	110,475	872,896	404,621	2,438	2,200	2,962	134,146
Short-term investments	282,132	4,450	128,015	54,970	68,853	—	25,844	—	—	—	—	—
Total fixed income instruments and short-term investments	2,598,954	24,606	583,278	176,433	259,055	110,475	898,740	404,621	2,438	2,200	2,962	134,146
Other Investments	49,762
Equities	89,651
Total	$2,738,367	$24,606	$583,278	$176,433	$259,055	$110,475	$898,740	$404,621	$2,438	$2,200	$2,962	$134,146
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
Net investment income (loss)
The components of net investment income (loss) for the three and six months ended June 30, 2019 and 2018 were derived from the following sources:

	Three Months Ended June 30, 2019
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
Net investment income (loss) by asset class:	($ in thousands)
Term loan investments	$22,665	$(11,437)	$148	$11,376
Fixed maturities - Fair value option	9,592	8,995	1,655	20,242
Fixed maturities - Available for sale (1)	4,411	—	1,816	6,227
Short-term investments	1,055	(48)	25	1,032
Equities (2)	80	(1,096)	—	(1,016)
Equities, fair value through net income (2)	793	3,687	(3,599)	881
Other investments	—	(2,213)	(202)	(2,415)
Other (3)	—	387	946	1,333
Investment management fees - related parties	(4,570)	—	—	(4,570)
Borrowing and miscellaneous other investment expenses	(7,611)	—	—	(7,611)
Investment performance fees - related parties	—	—	—	(1,692)
	$26,415	$(1,725)	$789	$23,787
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $1,913 thousand and $97 thousand, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Three Months Ended June 30, 2018
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
Net investment income (loss) by asset class:	($ in thousands)
Term loan investments	$18,743	$(3,467)	$353	$15,629
Fixed maturities - Fair value option	15,135	(2,350)	77	12,862
Fixed maturities - Available for sale (1)	1,329	—	(502)	827
Short-term investments	729	—	36	765
Equities (2)	13	1,007	(2,416)	(1,396)
Equities, fair value through net income (2)	532	(4,989)	702	(3,755)
Other investments	—	935	—	935
Investment management fees - related parties	(4,156)	—	—	(4,156)
Borrowing and miscellaneous other investment expenses	(6,283)	—	—	(6,283)
Investment performance fees - related parties	—	—	—	(1,602)
	$26,042	$(8,864)	$(1,750)	$13,826
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $31 thousand and $533 thousand, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.

	Six Months Ended June 30, 2019
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
Net investment income (loss) by asset class:	($ in thousands)
Term loan investments	$45,075	$(2,071)	$212	$43,216
Fixed maturities - Fair value option	25,635	28,970	906	55,511
Fixed maturities - Available for sale (1)	7,833	—	2,211	10,044
Short-term investments	1,579	(496)	25	1,108
Equities (2)	200	1,062	—	1,262
Equities, fair value through net income (2)	1,415	1,698	(2,027)	1,086
Other investments	—	(419)	(202)	(621)
Other (3)	—	1,969	946	2,915
Investment management fees - related parties	(8,979)	—	—	(8,979)
Borrowing and miscellaneous other investment expenses	(15,909)	—	—	(15,909)
Investment performance fees - related parties	—	—	—	(7,492)
	$56,849	$30,713	$2,071	$82,141
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $2.4 million and $0.2 million, respectively.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

	Six Months Ended June 30, 2018
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
Net investment income (loss) by asset class:	($ in thousands)
Term loan investments	$36,419	$3,179	$(2,407)	$37,191
Fixed maturities - Fair value option	30,890	(5,426)	(10,728)	14,736
Fixed maturities - Available for sale (1)	1,964	—	(646)	1,318
Short-term investments	1,490	—	36	1,526
Equities (2)	(169)	6,333	(348)	5,816
Equities, fair value through net income (2)	532	(4,894)	702	(3,660)
Other investments	—	1,579	—	1,579
Investment management fees - related parties	(8,302)	—	—	(8,302)
Borrowing and miscellaneous other investment expenses	(12,643)	—	—	(12,643)
Investment performance fees - related parties	—	—	—	(4,199)
	$50,181	$771	$(13,391)	$33,362
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $37 thousand and $683 thousand, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
Other-than-temporary impairments
The Company reviews its available for sale investments on a quarterly basis to determine whether declines in fair value below the amortized cost basis are considered other-than-temporary in accordance with applicable guidance. As of the quarter ended June 30, 2019, the Company did not identify any other-than-temporary impairments.
Pledged and restricted assets
For the benefit of certain Arch entities and other third parties that cede business to the Company, the Company is required to post and maintain collateral to support its potential obligations under reinsurance contracts written. This collateral can be in the form of either investment assets held in collateral trust accounts or letters of credit. Under its credit facilities, in order for the Company to have the bank issue a letter of credit to the Company’s reinsurance contract counterparty, the Company must post investment assets or cash as collateral to the bank. In either case, the amounts remain restricted for the duration of the term of the trust or letter of credit, as applicable.
At June 30, 2019 and December 31, 2018, the Company held $2.2 billion and $2.4 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize the Company’s credit facilities and investment derivatives. Included within total pledged assets, the Company held $6.5 million and $5.5 million, respectively, in deposits with U.S. regulatory authorities.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

7. Fair value
Fair value hierarchy
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP and provides a common definition of fair value to be used throughout U.S. GAAP. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement (Level 1 being the highest priority and Level 3 being the lowest priority).
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
Of the $2.7 billion of net financial assets and liabilities measured at fair value at June 30, 2019, approximately $192.2 million, or 7.1%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $2.7 billion of net financial assets and liabilities measured at fair value at December 31, 2018, approximately $178.3 million, or 6.5%, were priced using non-binding broker-dealer quotes or modeled valuations.
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
U.S. Government and Government Agencies. Valuations are provided by independent pricing services, with all prices provided through index providers and pricing vendors. The Company determined that all U.S. Treasuries would be classified as Level 1 securities due to observed levels of trading activity, the high number of strongly correlated pricing quotes received on U.S. Treasuries and other factors. The fair values of U.S. government agency securities are generally determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.
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
Other Investments. The fair value of the Company’s investment in the private fund is measured using the most recently available NAVs, as advised by a third-party administrator.
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The fair value of the Company’s investment in the private fund is measured using the most recently available NAVs as advised by the third-party administrator. The fund NAVs are based on the administrator’s valuation of the underlying holdings in accordance with the fund’s governing documents and in accordance with U.S. GAAP.
The Company often does not have access to financial information relating to the underlying securities held within the fund therefore management is unable to corroborate the fair values placed on the securities underlying the asset valuations provided by the fund manager or fund administrator. In order to assess the reasonableness of the NAVs, the Company performs a number of monitoring procedures on a quarterly basis, to assess the quality of the information provided by the fund manager and fund administrator. These procedures include, but are not limited to, regular review and discussion of the fund’s performance with its manager.
The fair value of the private fund is measured using the NAV as a practical expedient, therefore the fair value of the fund has not been categorized within the fair value hierarchy.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents the Company’s financial assets and liabilities measured at fair value by level as at June 30, 2019 and December 31, 2018:

		Fair Value Measurement Using:
June 30, 2019	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:	($ in thousands)
Term loans	$1,042,879	$—	$994,294	$48,585
Fixed maturities:
Corporate bonds	470,616	—	446,696	23,920
U.S. government and government agency bonds	366,314	366,204	110	—
Asset-backed securities	341,057	—	341,057	—
Mortgage-backed securities	25,335	—	25,335	—
Non-U.S. government and government agencies	138,145	—	138,145	—
Municipal government and government agency bonds	7,850	—	7,850	—
Short-term investments	232,177	229,148	3,029	—
Equities	121,227	10,870	8,151	102,206
Other underwriting derivative assets	215	—	215	—
Investment derivative assets (1)	928	—	928	—
Other investments measured at net asset value (2)	24,505	—	—	—
Total assets measured at fair value	$2,771,248	$606,222	$1,965,810	$174,711

Investment derivative liabilities (1)	189	—	189	—
Payable for securities sold short:
Corporate bonds	43,232	—	43,232	—
Equities	5,591	—	5,591	—
Total liabilities measured at fair value	$49,012	$—	$49,012	$—
(1) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets as of June 30, 2019.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents a reconciliation of the beginning and ending balances for all the financial assets measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$47,368	$170	$1,047	$—	$48,585
Corporate bonds	23,719	—	(110)	311	23,920
Equities	100,651	—	1,555	—	102,206
Total	$171,738	$170	$2,492	$311	$174,711

Three Months Ended June 30, 2018	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$34,380	$(1,057)	$293	$—	$33,616
Corporate bonds	25,189	984	15	(1,219)	24,969
Short-term investments	4,360	(4,302)	(58)	—	—
Equities	83,806	15,762	632	—	100,200
Total	$147,735	$11,387	$882	$(1,219)	$158,785
(1) For the three months ended June 30, 2019, the net purchases (sales) consisted of purchases of $243.5 thousand of term loans, offset in part by calls and redemptions of $74.0 thousand. For the three months ended June 30, 2018, the net purchases (sales) consisted of purchases of $18.3 million of equities, and $1.0 million of corporate bonds, partially offset by sales of $4.3 million of short-term investments, $2.5 million of equities and $1.1 million of term loan calls and redemptions.
(2) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).

Six Months Ended June 30, 2019	Beginning Balance	Transfers in (out) of Level 3 (1)	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$47,479	$—	$333	$773	$—	$48,585
Corporate bonds	24,277	—	(90)	(179)	(88)	23,920
Asset-backed securities	22,560	(22,560)	—	—	—	—
Equities	70,451	—	30,534	1,221	—	102,206
Total	$164,767	$(22,560)	$30,777	$1,815	$(88)	$174,711

Six Months Ended June 30, 2018	Beginning Balance	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$62,478	$(28,561)	$(301)	$—	$33,616
Corporate bonds	24,710	985	(74)	(652)	24,969
Short-term investments	—	—	—	—	—
Equities	52,921	45,828	1,451	—	100,200
Total	$140,109	$18,252	$1,076	$(652)	$158,785
(1) During the six months ended June 30, 2019, the Company obtained pricing for an asset-backed security, in which pricing was not available as of December 31, 2018. As such, the security was transferred from Level 3 to Level 2 at its fair value as of December 31, 2018.
(2) For the six months ended June 30, 2019, the net purchases (sales) consisted of purchases of $37.8 million of equities and $0.5 million of term loans, offset in part by the sale of $7.3 million of equities, $148 thousand of redemptions of term loans and $90.0 thousand of corporate bonds. For the six months ended June 30, 2018, the net purchases (sales) consisted of purchases of: $48.3

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

million of equities and $1.0 million of corporate bonds, partially offset by $28.6 million of term loans and $2.5 million of equities calls and redemptions.
(3) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).
Financial instruments disclosed, but not carried, at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2019 and December 31, 2018 due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
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
As at June 30, 2019 and December 31, 2018, the Company posted $14.8 million and $15.5 million, respectively, in assets as collateral. These assets are included in fixed maturities, which are recorded at fair value in the Company’s consolidated balance sheets.
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
The Company began investing in total return swaps (“swaps”) during 2018, through a Master Confirmation of Total Return Swap Transactions agreement, and recognizes the swap derivatives at fair value. The derivative assets and derivative liabilities relating to these transactions are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. At

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

June 30, 2019 and December 31, 2018, the Company had collateral funds held by the counterparty of $46.3 million and $36.3 million included in short-term investments in the Company’s consolidated balance sheets.
The fair value of such swaps are based on observable inputs and classified in Level 2 of the valuation hierarchy. Realized and unrealized gains and losses from investment derivatives are included in realized and unrealized gains (losses) on investments in the Company’s consolidated statements of net income (loss).
The Company did not hold any derivatives designated as hedging instruments at June 30, 2019 and December 31, 2018.
The following table summarizes information on the fair values and notional amount of the Company’s derivative instruments at June 30, 2019 and December 31, 2018:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Net Derivatives	Notional Amount (1)
	($ in thousands)
June 30, 2019
Other underwriting derivatives	$215	$—	$215	$68,272
Total return swaps	928	189	739	113,040
Total	$1,143	$189	$954	$181,312

December 31, 2018
Other underwriting derivatives	$249	$—	$249	$72,148
Options	808	1,138	(330)	24,551
Total return swaps	51	1,279	(1,228)	91,663
Total	$1,108	$2,417	$(1,309)	$188,362
(1) The notional amount represents the absolute value of all outstanding contracts.
The realized and unrealized gains and losses on the Company’s derivative instruments are reflected in the consolidated statements of income, as summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Underwriting derivatives:
Other underwriting income (loss)	$673	$688	$1,265	$1,389
Investment derivatives:
Net realized and unrealized gains (losses):
Options	(2)	—	799	—
Total return swaps	1,333	—	2,915	—

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

9. Share transactions
Share-based compensation
The Company uses share-based compensation plans for officers, other employees and directors of the Parent and its subsidiaries to provide competitive compensation opportunities, to encourage long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders.
The 2018 Stock Incentive Plan (the “2018 Plan”) became effective as of March 28, 2019 following approval by the Board of Directors of the Company. The 2018 Plan provides for the issuance of restricted share units, performance units, restricted shares, performance shares, share options and share appreciation rights and other equity-based awards to the Company’s employees and directors. The 2018 Plan authorizes the issuance of 907,315 common shares and will terminate as to future awards on March 28, 2029. As of June 30, 2019, 742,028 shares were available for future issuance.
During the second quarter of 2019, the Company granted 165,287 restricted share units to certain officers, other employees and directors. On the grant date of April 26, 2019, the fair value of the restricted share units was approximately $26.53 per share. Of the total share units granted, 82,927 were vested and fully expensed, including 9,425 shares issued. The remaining 82,360 restricted share units are being amortized over a three-year vesting period, being the requisite service period. There were no forfeitures or expired awards during the period.
The effect of compensation cost arising from share-based payment awards on the consolidated statement of income (loss), within general and administrative expenses, for the three months ended June 30, 2019 and 2018, was $2.3 million and $Nil, respectively, including an accelerated expense recognition for retirement eligible employees.
10. Earnings per common share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:	($ in thousands except share and per share data)
Net income (loss) before preference dividends	$18,733	$14,032	$71,272	$31,721
Preference dividends	(4,908)	(4,908)	(9,815)	(9,815)
Net income (loss) available to common shareholders	$13,825	$9,124	$61,457	$21,906
Denominator:
Weighted average common shares outstanding - basic	22,740,762	22,682,875	22,711,833	22,682,875
Effect of dilutive common share equivalents:
Weighted average non-vested restricted share units (1)	6,271	—	3,136	—
Weighted average common shares outstanding - diluted	22,747,033	22,682,875	22,714,969	22,682,875
Earnings (loss) per common share:
Basic	$0.61	$0.41	$2.71	$0.97
Diluted	$0.61	$0.41	$2.71	$0.97
(1) During the second quarter of 2019, the Company granted 165,287 restricted share units to certain employees and directors, 82,360 of which are non-vested as of June 30, 2019. Refer to Note 9, “Share transactions” for further details.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

11. Income taxes
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
Watford Holdings (U.S.) Inc. is incorporated in the United States and files a consolidated U.S. federal tax return with its subsidiaries Watford Specialty Insurance Company, Watford Insurance Company, and Watford Services Inc. The U.S. federal tax rate is 21% for tax years beginning after December 31, 2017. The open tax years that are potentially subject to examination by U.S. tax authorities are 2015 through 2019.
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of June 30, 2019 and December 31, 2018, the Company’s valuation allowance was $1.3 million and $1.5 million, respectively. The valuation allowance primarily relates to U.S. and Gibraltar operating loss carry-forwards. The U.S. net operating loss carry-forwards begin to expire in 2035. The Gibraltar net operating loss carry-forwards do not expire. After consideration of the valuation allowance, the Company had net deferred tax assets of $Nil as of June 30, 2019 and December 31, 2018.
After taking into account the impact of the decrease in the valuation allowance, the Company recognized income tax expense during the three months ended June 30, 2019 and 2018 of $20.0 thousand and $24.0 thousand, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized income tax expense of $20.0 thousand and $27.0 thousand, respectively.
The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of both June 30, 2019 and December 31, 2018, the Company’s total unrecognized tax benefits, including interest and penalties, were $Nil.
12. Transactions with related parties
In March 2014, ARL invested $100.0 million in the Parent and acquired approximately 11% of its common equity. AUL acts as the insurance and reinsurance manager for Watford Re and WICE while AUI acts as the insurance and reinsurance manager for WSIC and WIC, all under separate long-term services agreements. HPS manages the Company’s non-investment grade portfolio and a portion of the Company’s investment grade portfolio as investment manager and AIM manages a portion of the Company’s investment grade portfolio as investment manager, each under separate long-term services agreements. ARL and HPS were granted warrants to purchase additional common equity based on performance criteria. In recognition of the sizable ownership interest, two senior

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

executives of ACGL were appointed to the Company’s board of directors. The services agreements with AUL and AUI and the investment management agreements with HPS and AIM provide for services for an extended period of time with limited termination rights by the Company. In addition, these agreements allow for AUL, AUI, HPS and AIM to participate in the favorable results of the Company in the form of performance fees.
AUL and AUI
Watford Re and WICE entered into services agreements with AUL. WSIC and WIC entered into services agreements with AUI. AUL and AUI provide services related to the management of the underwriting portfolio for a term ending on December 2025. The services agreements perpetually renew automatically in five-year increments unless either the Company or Arch gives notice to not renew at least 24 months before the end of the then-current term.
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
The related AUL and AUI fees and reimbursements incurred in the consolidated statement of income (loss) for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Acquisition expenses	$5,861	$3,678	$10,809	$7,320
General and administrative expenses	2,008	1,749	4,019	2,639
	$7,869	$5,427	$14,828	$9,959
HPS
Certain HPS principals and management own common and preference shares of the Company.
In return for its investment services, HPS receives a management fee, a performance fee and allocated operating expenses. The management fee is calculated at an annual rate of 1.0% of the aggregate net asset value of the assets that are managed by HPS, payable quarterly in arrears. For purposes of calculating the management fees, net asset value is determined by HPS in accordance with the investment management agreements and is measured before reduction for any management fees, performance fees or any expense reimbursement and as adjusted for any non-routine intra-month withdrawals. The Company has also agreed to reimburse HPS for certain expenses related to the management of the Company’s investment portfolios as set forth in the investment management agreements.
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
During the year ended December 31, 2017, the Company invested $50.0 million in a private fund (“Master Fund”) as part of HPS’s investment strategy. HPS acts as the Trading Manager and provides certain administrative management services to the Master Fund. During the six months ended June 30, 2019, there were redemptions of $24.8 million. At June 30, 2019, the Company’s investment has a fair value of $24.5 million and represents approximately 13.1% of the Fund. The management fees and performance fees on the Master Fund will be subject to the existing fee structure of the existing investment management agreement between the Company and HPS, as discussed above.
The related consolidated statement of income (loss) for the three and six months ended June 30, 2019 and 2018, and consolidated balance sheet account balances for HPS management fees and performance fees as of June 30, 2019 and December 31, 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Investment management fees - related parties	$4,297	$3,868	$8,444	$7,720
Investment performance fees - related parties	1,692	1,602	7,492	4,199
	$5,989	$5,470	$15,936	$11,919

	June 30,	December 31,
	2019	2018
Consolidated balance sheet items:	($ in thousands)
Other investments, at fair value	$24,505	$49,762
Investment management and performance fees payable	12,490	3,807
AIM
Watford Re, WSIC, WICE and WIC entered into investment management agreements with AIM pursuant to which AIM manages a portion of our investment grade portfolio. Each of the Watford Re, WICE, WSIC and WIC investment management agreements with AIM has a one-year term, with the terms ending annually on March 31, July 31, January 31 and July 31, respectively. The terms will continue to renew for successive one-year periods; provided, however, that either party may terminate any of the investment management agreements with AIM at any time upon 45 days prior written notice. To date, there has been no such notice filed under such agreements.
In return for its investment management services, AIM receives a monthly management fee. The management fee is based on a percentage of the aggregate asset value of the AIM managed portfolio. For the purposes of calculating the management fees, asset value is determined by AIM in accordance with the investment management agreements and is measured before deduction of any management fees or expense reimbursement. The Company has also agreed to reimburse AIM for additional services related to investment consulting and oversight services, administrative

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

operations and risk analytic support services related to the management of the Company’s portfolio, as set forth in the investment management agreements.
The related consolidated statement of income (loss) for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Investment management fees - related parties	$273	$288	$535	$582
ACGL
Certain directors, executive officers and management of ACGL own common and preference shares of the Company.
The Company reinsures ARL and other ACGL subsidiaries and affiliates for property and casualty risks on a quota share basis. ACGL cedes business to the Company pursuant to inward retrocession agreements the Company’s operating subsidiaries have entered into with ACGL. Pursuant to these inward retrocession agreements, the Company pays a ceding fee based on the business ceded and the applicable retrocession agreement. For the three months ended June 30, 2019 and 2018, the Company incurred ceding fees to Arch, in aggregate, of $4.8 million and $4.9 million, respectively, under these inward retrocession agreements. For the six months ended June 30, 2019 and 2018, the Company incurred ceding fees to Arch, in aggregate, of $9.0 million and $8.9 million, respectively, under these inward retrocession agreements. Such fees, in addition to origination fees, are reflected in “acquisition expenses” on the consolidated statement of income (loss).
Separately, our operating subsidiaries have entered into outward quota share retrocession or reinsurance agreements with Arch. Specifically, each of Watford Re and WICE has entered into a separate outward quota share retrocession or reinsurance agreement with ARL, and each of WSIC and WIC has entered into a separate outward quota share reinsurance agreement with ARC.
The related consolidated statement of income (loss) for the three and six months ended June 30, 2019 and 2018, and consolidated balance sheets account balances for the inward and outward retrocession transactions, as well as the AUL and AUI acquisition expenses on direct business, as of June 30, 2019 and December 31, 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Gross premiums written	$38,890	$56,450	$110,895	$138,581
Gross premiums ceded	(15,844)	(13,467)	(32,834)	(28,754)
Net premiums earned	52,502	63,609	101,400	121,917
Losses and loss adjustment expenses	39,110	42,877	75,342	79,539

Acquisition expenses (1)	17,306	22,992	34,117	43,550
Acquisition expenses (2)	5,861	3,678	10,809	7,320
Total acquisition expenses	$23,167	$26,670	$44,926	$50,870
(1) Acquisition expenses relating to the ACGL inward and outward quota share agreements referred to above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

(2) Acquisition expenses relating to the AUL and AUI sourced direct business under the services agreements referred to above.

	June 30,	December 31,
	2019	2018
Consolidated balance sheet items:	($ in thousands)
Total investments	$828,792	$719,189
Premiums receivable	127,813	118,208
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	60,988	45,954
Prepaid reinsurance premiums	32,993	27,598
Deferred acquisition costs, net	38,606	48,380
Funds held by reinsurers	31,607	33,352
Contingent commissions (1)	4,117	2,967
Reserve for losses and loss adjustment expenses	634,944	631,670
Unearned premiums	148,635	166,491
Losses payable	61,414	19,098
Reinsurance balances payable	21,492	20,299
Amounts due to affiliates	5,741	5,888
(1) Other receivables and contingent commissions are recorded in other assets in the consolidated balance sheet.
Artex
In 2015, WICE and AUL entered into an insurance management services agreement with Artex Risk Solutions (Gibraltar) Limited, or Artex, pursuant to which Artex provides services to WICE relating to management, secretarial, governance, underwriting, claims, reinsurance, financial management, investment, regulatory, compliance, risk management and Solvency II. In addition, two principals of Artex have been appointed directors of WICE. In exchange for these services, the Company pays Artex fees based on WICE’s gross premiums written, subject to a minimum amount of £150,000 per annum and a maximum amount of £400,000 per annum, in each case subject to an inflation increase on an annual basis. The insurance management services agreement may be terminated by either Artex or WICE upon twelve months prior written notice; provided that the agreement is subject to earlier termination by WICE or Artex upon the occurrence of certain events.
The table below provides the aggregate fees the Company paid to Artex under the insurance management services agreement for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Fees paid to Artex under insurance management services agreement	$45	$155	$176	$275
For the three and six months ended June 30, 2019 and 2018, the Company paid no fees to Arch under this insurance management services agreement.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

13. Commitments and contingencies
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
The Company’s reinsurance recoverables, and prepaid reinsurance premiums, net of reinsurance balances payable, resulting from reinsurance agreements entered into with ARL and ARC as at June 30, 2019 and December 31, 2018 amounted to $72.5 million and $53.3 million, respectively. ARL and ARC have “A+” credit ratings from A.M. Best.
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
The Company’s investment portfolios are managed in accordance with investment guidelines that include standards of diversification, which limit the allowable holdings of any single issuer. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at June 30, 2019 and December 31, 2018, other than cash and cash equivalents held in operating and investment accounts with financial institutions with credit ratings between “A” and “AA-.”
Letter of credit facility
On May 14, 2019, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2020, and is expected to be renewed. Under the renewed Lloyds Facility, the Company may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, which the Company was in compliance with at June 30, 2019 and December 31, 2018. At such dates, the Company had $72.4 million and $68.9 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These amounts are reflected as short-term investments in the Company’s consolidated balance sheets.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Secured credit facility
On November 30, 2017, Watford Re amended and restated its $800 million secured credit facility (the “Secured Facility”) with Bank of America, N.A., which expires on November 30, 2021. The purpose of the Secured Facility is to provide borrowings, backed by Watford Re’s investment portfolios. In addition, the Secured Facility allows for Watford Re to issue up to $400.0 million in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements. At June 30, 2019, Watford Re had $491.0 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At December 31, 2018, Watford Re had $455.7 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At June 30, 2019 and December 31, 2018, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facility
As of June 30, 2019 and December 31, 2018, Watford Re borrowed $67.3 million and $238.2 million, respectively, from our custodian bank to purchase USD denominated securities.
As of December 31, 2018, the total borrowed amount of $238.2 million included 2.0 million Swiss Francs, or CHF, (USD equivalent of $2.0 million) to purchase CHF-denominated securities. The Company pays interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the borrowed funds is included as a component of foreign exchange gains (losses) included in the consolidated statements of net income (loss).
The custodian bank requires the Company to hold cash and investments on deposit with, or in an investment account, with respect to the borrowed funds. At June 30, 2019 and December 31, 2018, the Company was required to hold $98.8 million and $339.1 million, respectively, in such deposits and investment accounts.

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

Three Months Ended June 30,
2019
($ in thousands)
Lease cost:
Operating lease	$71
Other information on operating lease:
Cash payments included in the measurement of lease liability reported in operating cash flows	60
Right-of-use assets (1)	1,092
Operating lease liability (2)	1,092
Weighted average discount rate	3.9%
Weighted average remaining lease term in years	4.25 years
(1) Included in “other assets” on the Company’s consolidated balance sheet.
(2) Included in “other liabilities” on the Company’s consolidated balance sheet.
The following tables present the contractual maturity of the Company’s lease liability:

June 30, 2019
($ in thousands)
Remainder of 2019	142
2020	283
2021	283
2022	283
2023	189
Total undiscounted lease payments	1,180
Less: present value adjustment	(88)
Operating lease liability	1,092

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
Investment commitments
As at June 30, 2019 and December 31, 2018 the Company had unfunded commitments of $Nil and $2.9 million, respectively, relating to equities within its investment portfolios.
14. Legal proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2019, the Company was not a party to any litigation or arbitration, which is expected by management to have a material adverse effect on the Company’s results of operations or financial condition and liquidity.
15. Subsequent events
On July 2, 2019, the Company completed an offering of $175.0 million in aggregate principal amount of its 6.5% senior notes, due July 2, 2029. Interest on such notes will be paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. Affiliates of Arch Capital Group Ltd. purchased $35.0 million in aggregate principal amount of the notes. The $172.4 million net proceeds from the offering were used to redeem a portion of the Company’s outstanding preference shares.
On August 1, 2019, the Company redeemed 6,919,998 of its 9,065,200 total issued and outstanding preference shares. The preference shares were redeemed at a total redemption price of $25.19748 per share, inclusive of all declared and unpaid dividends, with accumulation of any undeclared dividends on or after June 30, 2019. After the redemption date, dividends on the preference shares redeemed ceased to accrue, and such preference shares redeemed are no longer deemed outstanding. Affiliates of Arch Capital Group Ltd. received $11.5 million pursuant to the redemption of the preference shares.

Item 2. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements, which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed elsewhere in this report, including the sections entitled Part I “Financial information - Cautionary note regarding forward-looking statements” and Part II Item 1A “Risk factors.”
This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in Part I Item 1 “Consolidated financial statements” of this report. Tabular amounts are in U.S. dollars in thousands, except share amounts, unless otherwise noted.
Overview
We are a global property and casualty, or P&C, insurance and reinsurance company with approximately $1.2 billion in total capital as of June 30, 2019, comprised of $0.2 billion of contingently redeemable preference shares and $1.0 billion of common shareholders’ equity. Through operations in Bermuda, the United States and Europe, we write insurance and reinsurance on a worldwide basis. Our objective is to deliver attractive returns to shareholders by combining disciplined underwriting with superior investment management. Our strategy combines a diversified, casualty-focused underwriting portfolio, accessed through our multi-year, renewable strategic underwriting management relationship with Arch, with a disciplined investment strategy comprised primarily of non-investment grade corporate credit assets, managed by HPS. In addition, we have a services arrangement with AIM and other investment managers to manage our investment grade portfolio.
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
Current outlook
We believe the insurance and reinsurance market environment is showing signs of noticeable improvement. Primary rates in most casualty lines, with the exception of workers compensation, appear to be firming to a larger extent than previous quarters. Property catastrophe reinsurance rates were up meaningfully for the June Florida renewals and ceding commissions are reducing on proportional treaties. Increasing industry loss estimates on Typhoon Jebi and other 2017 and 2018 catastrophe events, lower interest rates, and the shrinkage or withdrawal of capacity in certain segments of the market appear to have created a more favorable demand versus supply dynamic.
Against this backdrop, we are selectively growing our business in areas that we believe present attractive opportunities. In particular, we continue to see good growth opportunities in the insurance market as new program submission activity is strong. We have also modestly increased our property catastrophe excess of loss premiums and exposure.

Our Bermuda reinsurance platform earned premium volume is down slightly, as we have reshaped our portfolio in response to market conditions over time. The current portfolio has concentrations in general liability, professional liability, multiline, workers compensation and motor product lines through reinsurance of third-party cedents and retrocessions of Arch. We continue to deploy resources opportunistically in product lines that meet our risk and return profile.
Our insurance underwriting platforms in the United States and Europe continue to grow with higher premiums written in the second quarter of 2019.
Our outsourced business model
We have engaged Arch and HPS to perform certain services for us that are essential to the results of our operations, and have entered into long-term, renewable contracts with each in order to ensure continued access to these services. For our underwriting operations, Arch provides underwriting services including sourcing and evaluating underwriting opportunities as well as related services such as claims-handling, loss control, exposure management, portfolio management, modeling, statistical, actuarial and administrative support services, in each case, subject to our underwriting and operational guidelines and the oversight of our senior management and board of directors. With regard to our investments, HPS manages our non-investment grade portfolio while AIM manages the largest portion of our investment grade portfolio, in each case subject to compliance with our investment guidelines and the oversight of our senior management and board of directors. We outsource these functions in order to cost-effectively leverage the respective expertise and strong market positions of our trusted partners. Through our association with Arch, we access Arch’s worldwide platform on a variable cost basis, thus avoiding the fixed expense of maintaining a multi-line platform for our underwriting operations. Similarly, we believe that the terms of service and structure of the compensation we pay to HPS and AIM provide benefits to us both in terms of cost-effective access to the expertise required to execute our investment strategy and in aligning interests.
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
Financial measures and ratios
Our management and board of directors use financial indicators and ratios in evaluating our performance and measuring the overall growth in value generated for our common shareholders. The key financial measures that we believe are meaningful in analyzing our performance are: underwriting income (loss), combined ratio, adjusted underwriting income (loss), adjusted combined ratio, net interest income, net interest income yield on average net assets (including the non-investment grade and investment grade portfolio components thereof), net investment income

(loss), net investment income return on average net assets, net investment income return on average total investments (including the non-investment grade portfolio and investment grade portfolio components thereof), book value per diluted common share, growth in book value per diluted common share and return on average equity.
The table below shows the key performance indicators for the three and six months ended June 30, 2019 and 2018, and descriptions of each financial measure shown follow the table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands, except percentages and share amounts)
Key underwriting metrics:
Underwriting income (loss)	$(5,266)	$(1,006)	$(11,236)	$(2,268)
Combined ratio	103.5%	100.6%	103.8%	100.7%
Adjusted underwriting income (loss)	$202	$692	$(3,213)	$1,274
Adjusted combined ratio	99.9%	99.6%	101.1%	99.6%
Key investment return metrics:
Net interest income	$26,415	$26,042	$56,849	$50,181
Net interest income yield on average net assets (1)	1.2%	1.3%	2.7%	2.6%
Non-investment grade portfolio (1)	1.6%	1.7%	3.5%	3.3%
Investment grade portfolio (1)	0.6%	0.5%	1.2%	0.9%
Net investment income (loss)	$23,787	$13,826	$82,141	$33,362
Net investment income return on average net assets (1)	1.1%	0.7%	3.9%	1.7%
Non-investment grade portfolio (1)	1.2%	1.0%	4.6%	2.8%
Investment grade portfolio (1)	1.0%	0.2%	2.1%	(0.4)%

Net investment income return on average total investments (2)	0.8%	0.5%	2.9%	1.3%
Non-investment grade portfolio (2)	1.0%	0.8%	3.7%	2.3%
Investment grade portfolio (2)	1.0%	0.2%	2.1%	(0.4)%
Key shareholders’ value creation metrics:
Book value per diluted common share (3)	$42.07	$42.67	$42.07	$42.67
Growth in book value per diluted share (3)	1.3%	0.8%	7.3%	2.1%
Annualized return on average equity (4)	5.8%	3.8%	13.2%	4.6%
(1) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the three and six month periods, average net assets is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments. For the three and six month periods, average total investments is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments.
(3) Book value per diluted common share is calculated by dividing common shareholders’ equity by the number of diluted common shares outstanding at the end of each reporting period. Growth in book value per diluted common share is calculated as the percentage change in value of beginning and ending book value per diluted common share over the reporting period.

(4) Annualized return on average equity represents net income (loss) expressed as a percentage of average common shareholders’ equity during the period. Annualized return on average equity for the three and six months ended June 30, 2019 and 2018 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three and six month periods, the average common shareholders’ equity is calculated as the average of the beginning and ending common shareholders’ equity of each quarterly period.
Underwriting income (loss)
Underwriting income (loss) is a non-U.S. GAAP financial measure. We define underwriting income (loss) as net premiums earned less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses. Underwriting income (loss) is one of the ways we evaluate the performance of our underwriting segment, and does not include other underwriting income (loss), net investment income (loss), net foreign exchange gains (losses), income tax expenses and preference dividends. Although these items are an integral part of our operations, with the exception of other underwriting income (loss), they are independent of the underwriting process and result, in large part, from general economic and financial market conditions. We include other underwriting income (loss) in our adjusted underwriting income (loss), as described in more detail below. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of underwriting income to net income (loss) available to common shareholders.
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
Adjusted underwriting income (loss)
Adjusted underwriting income (loss) is a non-U.S. GAAP financial measure. We define adjusted underwriting income (loss) as underwriting income (loss) plus other underwriting income (loss) less certain corporate expenses. Adjusted underwriting income (loss) is one of the ways we evaluate the performance of our underwriting segment. We include other underwriting income (loss), as our underwriting strategy allows us to enter into government-sponsored enterprise credit-risk sharing transactions. Certain corporate expenses are generally comprised of non-recurring costs of the holding company, such as costs associated with the initial setup of subsidiaries, as well as costs associated with the ongoing operations of the holding company such as compensation of certain executives. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of adjusted underwriting income to net income (loss) available to common shareholders.
Adjusted combined ratio
Adjusted combined ratio is a non-U.S. GAAP financial measure. The adjusted combined ratio is calculated as the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses less certain corporate expenses, divided by the sum of net premiums earned and other underwriting income (loss). This ratio is a measure of our underwriting and operational profitability but does not include certain corporate expenses, or net investment income earned on underwriting cash flows. Certain corporate expenses are generally comprised of non-recurring costs of the holding company, such as costs associated with the initial setup of subsidiaries, as well as costs associated with the ongoing operations of the holding company such as compensation of certain executives. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of our adjusted combined ratio to our combined ratio.

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
Net investment income return on average total investments
Net investment income return on average total investments is calculated by dividing net investment income (loss) by average total investments. Net investment income return on average total investments is a key indicator by which we measure the performance of our Investment Managers.
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
Growth in book value per diluted common share
Book value per diluted common share is calculated by dividing common shareholders’ equity by the number of diluted common shares outstanding at the end of each reporting period. We calculate growth in book value per diluted common share as the percentage change in value of beginning and ending book value per diluted share over the reporting period.
We measure our long-term financial success by our ability to compound growth in book value per diluted common share at an attractive rate of return. We believe that long-term growth in book value per diluted common share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results.

Return on average equity
Return on average equity is net income (loss) expressed as a percentage of average common shareholders’ equity during the period and is used to measure profitability. Our goal is to generate an attractive long-term return on our common shareholders’ equity.
Comment on non-U.S. GAAP financial measures
Throughout this report, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who will use our financial information in evaluating the performance of our company. This presentation includes the use of underwriting income (loss), adjusted underwriting income (loss), adjusted combined ratio and the separate components of our investment returns (non-investment grade investment portfolio and investment grade investment portfolio). The presentation of these metrics constitutes non-U.S. GAAP financial measures as defined by applicable SEC rules. We believe that this presentation enables investors and other users of our financial information to analyze our performance in a manner similar to how management analyzes performance. We also believe that this presentation follows industry practice and, therefore, allows the equity analysts and certain rating agencies that follow us and the insurance industry as a whole as well as other users of our financial information to compare our performance with our industry peer group. See “-Reconciliation of non-U.S. GAAP financial measures” for reconciliations of such measures to the most directly comparable U.S. GAAP financial measures, in accordance with applicable SEC rules.
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
Reportable segment
We report results under one segment, which we refer to as our “underwriting segment.” Our underwriting segment captures the results of our underwriting lines of business, which are comprised of specialty products on a worldwide basis. We also have a corporate function that includes certain operating expenses related to corporate activities referred to as certain corporate expenses. Certain corporate expenses are generally comprised of non-recurring costs of the holding company, such as costs associated with the initial setup of subsidiaries, as well as costs associated with the ongoing operations of the holding company such as compensation of certain executives

(refer to “- Reconciliation of non-U.S. GAAP financial measures” for a discussion about certain corporate expenses).

Consolidated results - for the three and six months ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
	($ in thousands)
Gross premiums written	$161,978	(7.5)%	$175,175	$348,667	(10.4)%	$389,045
Gross premiums ceded	(42,608)		(34,589)	(83,910)		(68,907)
Net premiums written	119,370	(15.1)%	140,586	264,757	(17.3)%	320,138
Net premiums earned	151,318	(5.1)%	159,518	297,412	0.4%	296,265
Loss and loss adjustment expenses	(111,416)		(117,141)	(222,266)		(215,130)
Acquisition expenses	(35,417)		(37,967)	(69,391)		(72,930)
General and administrative expenses (1)	(9,751)		(5,416)	(16,991)		(10,473)
Underwriting income (loss) (2)	(5,266)	423.5%	(1,006)	(11,236)	395.4%	(2,268)
Other underwriting income (loss)	673		688	1,265		1,389
Interest income	38,596		36,481	81,737		71,126
Investment management fees - related parties	(4,570)		(4,156)	(8,979)		(8,302)
Borrowing and miscellaneous other investment expenses	(7,611)		(6,283)	(15,909)		(12,643)
Net interest income	26,415		26,042	56,849		50,181
Realized and unrealized gain (loss) on investments	(936)		(10,614)	32,784		(12,620)
Investment performance fees - related parties	(1,692)		(1,602)	(7,492)		(4,199)
Net investment income (loss)	23,787	72.0%	13,826	82,141	146.2%	33,362
Net foreign exchange gains (losses)	(441)		548	(878)		(735)
Income tax expense	(20)		(24)	(20)		(27)
Net income (loss) before preference dividends	18,733		14,032	71,272		31,721
Preference dividends	(4,908)		(4,908)	(9,815)		(9,815)
Net income (loss) available to common shareholders	$13,825	51.5%	$9,124	$61,457	180.5%	$21,906

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
	($ in thousands)
Loss ratio	73.6%	0.2%	73.4%	74.7%	2.1%	72.6%
Acquisition expense ratio	23.4%	(0.4)%	23.8%	23.3%	(1.3)%	24.6%
General & administrative expense ratio	6.5%	3.1%	3.4%	5.8%	2.3%	3.5%
Combined ratio	103.5%	2.9%	100.6%	103.8%	3.1%	100.7%

Adjusted underwriting income (loss)(2)	$202		$692	$(3,213)		$1,274
Adjusted combined ratio (2)	99.9%	0.3%	99.6%	101.1%	1.5%	99.6%
Annualized return on average equity (3)	5.8%		3.8%	13.2%		4.6%
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
(3) Annualized return on average equity represents net income (loss) expressed as a percentage of average common shareholders’ equity during the period. Annualized return on average equity for the three and six months ended June 30, 2019 and 2018 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three and six month periods, the average common shareholders’ equity is calculated as the average of the beginning and ending common shareholders’ equity of each quarterly period.
Results for the three months ended June 30, 2019 versus 2018:
Net income attributable to common shareholders was $13.8 million for the three months ended June 30, 2019, compared to net income of $9.1 million for the three months ended June 30, 2018. The 2019 second quarter net income increase over the same prior year period was driven by an increase in net investment income, offset in part by an increased underwriting loss.
During the 2019 second quarter, net investment income increased by $10.0 million, to $23.8 million. The increase in net investment income was primarily due to realized and unrealized losses being lower by $9.7 million, compared to the 2018 second quarter.
The 2019 second quarter underwriting loss of $5.3 million was primarily the result of higher general and administrative costs during the quarter. The increase in general and administrative expenses reflected ongoing public company expenses and timing of certain long-term incentive compensation expenses, including a one-time accelerated compensation expense equating to approximately 1% of earned premium.
Results for the six months ended June 30, 2019 versus 2018:
Net income attributable to common shareholders was $61.5 million for the six months ended June 30, 2019, compared to net income of $21.9 million for the six months ended June 30, 2018. The six months ended June 30, 2019 net income increase over the same prior year period was driven by an increase in net investment income, offset in part by an increased underwriting loss.
During the first half of 2019, net investment income increased by $48.8 million, to $82.1 million. The increase in net investment income was primarily due to an increase in net realized and unrealized gains of $45.4 million, compared to the first half of 2018. The increase was primarily due to the first quarter 2019 narrowing of credit spreads and changes in the market’s expectations for future interest rate increases, resulting in net realized and unrealized gains of $32.8 million. In addition, net interest income increased 13.3%, from $50.2 million in the first half of 2018 to $56.8 million in the first half of 2019.
The first half of 2019 underwriting loss of $11.2 million was primarily the result of increased loss and loss adjustment expenses and higher general and administrative expenses. Loss and loss adjustment expense ratio increased by 2.1 points, partially offset by an acquisition cost ratio decrease of 1.3 points. The increase in general and administrative expenses reflected ongoing public company expenses and timing of certain long-term incentive compensation expenses reported in the 2019 second quarter, including a one-time accelerated compensation expense equating to approximately 1% of earned premium.
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

Gross premiums written
Gross premiums written for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$32,557	20.1%	$56,399	32.2%	$108,158	31.0%	$142,362	36.6%
Other specialty reinsurance	37,836	23.4%	49,150	28.1%	62,134	17.8%	113,649	29.2%
Property catastrophe reinsurance	5,929	3.7%	3,542	2.0%	11,921	3.4%	7,387	1.9%
Insurance programs and coinsurance	85,656	52.8%	66,084	37.7%	166,454	47.8%	125,647	32.3%
Total	$161,978	100.0%	$175,175	100.0%	$348,667	100.0%	$389,045	100.0%
Results for the three months ended June 30, 2019 versus 2018:
Gross premiums written were $162.0 million for the three months ended June 30, 2019 compared to $175.2 million for the three months ended June 30, 2018, a decrease of $13.2 million, or 8%.
Premium reductions in casualty and other specialty reinsurance lines were offset in part by written premium growth of $19.6 million in our insurance programs and coinsurance line of business driven by the continued expansion of our U.S. and European insurance programs and coinsurance.
Other specialty reinsurance gross premiums were down primarily due to a reduction in one large client’s underlying exposure ceded at this year’s renewal. The remaining decrease was largely attributable to a 2019 first quarter non-renewal of one motor quota share contract.
Our casualty reinsurance gross premiums were down primarily due to a 2019 first quarter non-renewal of one multi-line quota share contract as well as the continued impact of gradually reduced participations over time on one cedent’s professional liability reinsurance program.
During the 2019 second quarter, WICE increased its insurance gross premiums written by $10.5 million, or 23.0%, to $56.1 million. The increase in gross premiums written primarily related to a restructured insurance program on which we previously participated on a coinsurance basis, and now write the entire program ourselves and cede a portion of the risk to maintain a similar net position.

In addition, during the 2019 second quarter, WSIC and WIC collectively grew their insurance programs’ gross premiums written by $9.1 million, or 44.3%, to $29.6 million.
Results for the six months ended June 30, 2019 versus 2018:
Gross premiums written were $348.7 million for the six months ended June 30, 2019 compared to $389.0 million for the six months ended June 30, 2018, a decrease of $40.3 million, or 10.4%.
Premium reductions in casualty and other specialty reinsurance lines were offset in part by written premium growth of $40.8 million in our insurance programs and coinsurance line of business driven by the continued expansion of our U.S. and European insurance programs and coinsurance.
Other specialty gross premiums were down primarily due to the first quarter 2018 renewal of a $24.0 million multi-year contract, in which all of the written premium for the 3-year term was booked that quarter with no comparable written premium in the first quarter of 2019. In addition, there was a 2019 second quarter reduction in one large client’s underlying exposure ceded at this year’s renewal. The remaining decrease was largely attributable to a 2019 first quarter non-renewal of one motor quota share contract.
Our casualty gross premiums were down primarily due to a 2019 first quarter non-renewal of one multi-line quota share contract as well as the continued impact of gradually reduced participations over time on one cedent’s professional liability reinsurance program.
During the first half of 2019, WICE increased its insurance gross premiums written by $20.1 million, or 22.2%, to $110.9 million. The increase in gross premiums written primarily related to a restructured insurance program on which we previously participated on a coinsurance basis, and now write the entire program ourselves and cede a portion of the risk to maintain a similar net position.
In addition, during the second half of 2019, WSIC and WIC collectively grew their insurance programs’ gross premiums written by $20.7 million, or 59.2%, to $55.6 million.
Premiums ceded
Premiums ceded were $42.6 million for the three months ended June 30, 2019, compared to $34.6 million for the three months ended June 30, 2018, an increase of $8.0 million or 23.2%. Premiums ceded were $83.9 million for the six months ended June 30, 2019, compared to $68.9 million for the six months ended June 30, 2018, an increase of $15.0 million or 21.8%. In each of the three and six month periods, the increase in premiums ceded primarily related to the restructured insurance program discussed above. Additionally, premiums ceded to Arch increased primarily relating to their participation on our WICE, WSIC and WIC outward quota share retrocession agreements, reflecting the gross premium written growth in these platforms.

Net premiums written
Net premiums written for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$32,077	26.9%	$55,825	39.7%	$107,142	40.4%	$141,520	44.2%
Other specialty reinsurance	36,523	30.6%	45,255	32.2%	59,705	22.6%	102,793	32.1%
Property catastrophe reinsurance	5,621	4.7%	3,339	2.4%	11,603	4.4%	7,173	2.2%
Insurance programs and coinsurance	45,149	37.8%	36,167	25.7%	86,307	32.6%	68,652	21.5%
Total	$119,370	100.0%	$140,586	100.0%	$264,757	100.0%	$320,138	100.0%
Results for the three months ended June 30, 2019 versus 2018:
Net premiums written were $119.4 million for the three months ended June 30, 2019 compared to $140.6 million for the three months ended June 30, 2018, a decrease of $21.2 million or 15.1%. The reduction of our net premiums written was in line with our gross premiums written and ceded premium movements discussed above.
Results for the six months ended June 30, 2019 versus 2018:
Net premiums written were $264.8 million for the six months ended June 30, 2019 compared to $320.1 million for the six months ended June 30, 2018, a decrease of $55.3 million or 17.3%. The reduction of our net premiums written was in line with our gross premiums written and ceded premium movements discussed above.
Net premiums earned
Net premiums earned for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$67,506	44.5%	$75,499	47.3%	$130,819	44.1%	$143,240	48.3%
Other specialty reinsurance	42,635	28.2%	50,506	31.7%	87,196	29.3%	88,284	29.8%
Property catastrophe reinsurance	3,119	2.1%	2,326	1.5%	6,090	2.0%	4,962	1.7%
Insurance programs and coinsurance	38,058	25.2%	31,187	19.5%	73,307	24.6%	59,779	20.2%
Total	$151,318	100.0%	$159,518	100.0%	$297,412	100.0%	$296,265	100.0%
Results for the three months ended June 30, 2019 versus 2018:
Net premiums earned were $151.3 million for the three months ended June 30, 2019 compared to $159.5 million for the three months ended June 30, 2018, a decrease of $8.2 million or 5.1%. The decrease in net premiums earned was primarily due to the reduction in one large client’s underlying exposure ceded at this year’s renewal, the continued impact of reduced participations over time on one cedent’s professional liability contracts, and the 2019 first quarter non-renewal of one multi-line quota share contract. Reductions in earned premium were offset in part by premium growth of the WICE, WSIC and WIC platforms.

Results for the six months ended June 30, 2019 versus 2018:
Net premiums earned were $297.4 million for the six months ended June 30, 2019 compared to $296.3 million for the six months ended June 30, 2018, an increase of $1.1 million or 0.4%. The increase in premiums earned was due to premium growth of the WICE, WSIC and WIC platforms. The increase in earned premium was offset in part by the effect of casualty and other specialty reinsurance premium reductions and non-renewals discussed above in relation to our gross premiums written and ceded premium movements.
Loss ratio
The following table shows the components of our loss and loss adjustment expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums
	($ in thousands)
Current year	$111,494	73.7%	$117,780	73.8%	$222,395	74.8%	$215,166	72.6%
Prior year development (favorable)/adverse	(78)	(0.1)%	(639)	(0.4)%	(129)	(0.1)%	(36)	—%
Loss and loss adjustment expenses	$111,416	73.6%	$117,141	73.4%	$222,266	74.7%	$215,130	72.6%
Results for the three months ended June 30, 2019 versus 2018:
Our loss ratio was 73.6% for the three months ended June 30, 2019, compared to 73.4% for the three months ended June 30, 2018, an increase of 0.2%. Across all lines, net loss reserve development was slightly favorable and had a negligible impact on the 2019 second quarter loss ratio. The prior year loss reserve development for the quarter was essentially flat, made up of slightly favorable development in our casualty reinsurance business, partially offset by slight adverse development in insurance and other specialty lines.
Results for the six months ended June 30, 2019 versus 2018:
Our loss ratio was 74.7% for the six months ended June 30, 2019, compared to 72.6% for the six months ended June 30, 2018, an increase of 2.1%. Our loss ratio for the six months ended June 30, 2019 increased due to a change in mix of business driven by an increased percentage of insurance net premiums earned and a greater percentage of premiums earned on certain contracts with higher loss ratios and correspondingly lower acquisition expenses. In addition, the loss ratio was impacted by a first quarter 2019 single property per risk loss of $1.2 million, adding roughly 0.4 points to the combined ratio.
Refer to Note 5, “Reserve for losses and loss adjustment expenses” to our consolidated financial statements for more information about our prior year reserve development.
Acquisition expense ratio
Results for the three months ended June 30, 2019 versus 2018:
Our acquisition expense ratio was 23.4% for the three months ended June 30, 2019, a reduction of 0.4% from the three months ended June 30, 2018. The lower acquisition expense ratio was largely driven by an increased percentage of insurance net premiums earned and a greater percentage of premiums earned on certain contracts with higher loss ratios and correspondingly lower acquisition expenses.

Results for the six months ended June 30, 2019 versus 2018:
Our acquisition expense ratio was 23.3% for the six months ended June 30, 2019, a reduction of 1.3% from the six months ended June 30, 2018. The lower acquisition expense ratio was largely driven by an increased percentage of insurance net premiums earned and a greater percentage of premiums earned on certain contracts with higher loss ratios and correspondingly lower acquisition expenses.
General and administrative expense ratio
Results for the three months ended June 30, 2019 versus 2018:
Our general and administrative expense ratio was 6.5% for the three months ended June 30, 2019, compared to 3.4% for the three months ended June 30, 2018. The 3.1 point increase this quarter reflected both ongoing public company expenses and the timing of certain long-term incentive compensation expenses, including a one-time accelerated compensation expense equating to approximately 1% of earned premium.
Results for the six months ended June 30, 2019 versus 2018:
Our general and administrative expense ratio was 5.8% for the six months ended June 30, 2019, compared to 3.5% for the six months ended June 30, 2018. The 2.3 point increase reflected both ongoing public company expenses and the timing of long-term incentive compensation expenses mentioned above.
Combined ratio
Results for the three months ended June 30, 2019 versus 2018:
Our combined ratio was 103.5% for the three months ended June 30, 2019, compared to 100.6% for the three months ended June 30, 2018, an increase of 2.9%. In the 2019 second quarter, there was a 3.1 point increase in the general and administrative expense ratio, a 0.2 point increase in the loss expense ratio, offset in part by a 0.4 point decrease in acquisition expense ratio, versus the prior period, as described above.
Results for the six months ended June 30, 2019 versus 2018:
Our combined ratio was 103.8% for the three months ended June 30, 2019, compared to 100.7% for the six months ended June 30, 2018, an increase of 3.1%. In the 2019 second quarter, there was a 2.3 point increase in the general and administrative expense ratio, a 2.1 point increase in the loss ratio, offset in part by a 1.3 point decrease in acquisition expense ratio, versus the prior period, as described above.

Investing results
The following table summarizes the components of total investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Interest income	$38,596	$36,481	$81,737	$71,126
Investment management fees - related parties	(4,570)	(4,156)	(8,979)	(8,302)
Borrowing and miscellaneous other investment expenses	(7,611)	(6,283)	(15,909)	(12,643)
Net interest income	26,415	26,042	56,849	50,181
Net realized gains (losses) on investments	789	(1,750)	2,071	(13,391)
Net unrealized gains (losses) on investments	(1,725)	(8,864)	30,713	771
Investment performance fees - related parties	(1,692)	(1,602)	(7,492)	(4,199)
Net investment income (loss)	$23,787	$13,826	$82,141	$33,362

Net interest income yield on average net assets (1)	1.2%	1.3%	2.7%	2.6%
Non-investment grade portfolio (1)	1.6%	1.7%	3.5%	3.3%
Investment grade portfolio (1)	0.6%	0.5%	1.2%	0.9%
Net investment income return on average net assets (1)	1.1%	0.7%	3.9%	1.7%
Non-investment grade portfolio (1)	1.2%	1.0%	4.6%	2.8%
Investment grade portfolio (1)	1.0%	0.2%	2.1%	(0.4)%
Net investment income return on average total investments (2)	0.8%	0.5%	2.9%	1.3%
Non-investment grade portfolio (2)	1.0%	0.8%	3.7%	2.3%
Investment grade portfolio (2)	1.0%	0.2%	2.1%	(0.4)%
(1) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the three and six month periods, average net assets is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments. For the three and six month periods, average total investments is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments.
Results for the three months ended June 30, 2019 versus 2018:
Net investment income was $23.8 million for the three months ended June 30, 2019 compared to net investment income of $13.8 million for the three months ended June 30, 2018, an increase of $10.0 million. The 2019 first quarter net investment income return on average net assets was 1.1% as compared to 0.7% for the prior period.

The 2019 second quarter net investment return was driven by net interest income of $26.4 million, consistent with the 2018 second quarter, as well as net realized and unrealized losses of $0.9 million.
The 2019 second quarter non-investment grade portfolio net interest income yield was 1.6%, remaining consistent with 1.7% in the second quarter of 2018. The net realized and unrealized losses reported in the 2019 second quarter were $4.7 million. The losses were reflective of idiosyncratic mark-to-market movements within our portfolio.
The 2019 second quarter investment grade portfolio net interest income yield was 0.6%, remaining consistent with 0.5% in the prior period. The slightly higher yield this quarter reflected higher interest rates in the first half of 2019. In addition, the investment grade portfolio recognized $3.8 million of net realized and unrealized gains in the quarter as compared to a loss of $1.9 million in the second quarter of 2018. The net realized and unrealized gains largely related to interest rate movements in the respective quarters.
Results for the six months ended June 30, 2019 versus 2018:
Net investment income was $82.1 million for the six months ended June 30, 2019 compared to net investment income of $33.4 million for the six months ended June 30, 2018, an increase of $48.7 million. For the first half of 2019, the net investment income return on average net assets was 3.9% as compared to 1.7% for the prior period.
The first half of 2019 net investment return was driven by net interest income of $56.8 million, as well as net realized and unrealized gains of $32.8 million. Net realized and unrealized gains were due to a narrowing of credit spreads in the 2019 first quarter and changes in the market’s expectations for future interest rate increases.
The first half of 2019 non-investment grade portfolio net interest income yield was 3.5%, an increase of 0.2% in the prior period reflecting changes in the LIBOR index rate for our floating rate instruments in the first half of 2019. Net realized and unrealized gains reported in the 2019 second quarter were $24.3 million. The increase was primarily due to the first quarter 2019 narrowing of credit spreads and changes in the market’s expectations for future interest rate increases.
The first half of 2019 investment grade portfolio net interest income yield was 1.2%, an increase of 0.3% in the prior period reflecting higher interest rates in the first half of 2019. In addition, the investment grade portfolio recognized $8.5 million of net realized and unrealized gains in the quarter as compared to a loss of $9.8 million in the second quarter of 2018. The net realized and unrealized gains largely related to interest rate movements in the respective periods.
Growth in book value per diluted common share
Results for the three months ended June 30, 2019 versus 2018: Book value per diluted common share was $42.07 as of June 30, 2019, compared to $41.52 per share as of March 31, 2019, an increase of $0.55 or 1.3%. The increase was driven by net investment income of $23.8 million, offset in part by an underwriting loss of $5.3 million.
Results for the six months ended June 30, 2019 versus 2018: Book value per diluted common share was $42.07 as of June 30, 2019, compared to $39.22 per share as of December 31, 2018, an increase of $2.85 or 7.3%. The increase was driven by net investment income of $82.1 million, offset in part by an underwriting loss of $11.2 million.
Return on average equity
Results for the three months ended June 30, 2019 versus 2018: Our annualized return on average equity was 5.8% for the three months ended June 30, 2019, compared to 3.8% for the three months ended June 30, 2018. The increase in return on average equity was driven by net investment income of $23.8 million, offset in part by an underwriting loss of $5.3 million during the three months ended June 30, 2019.
Results for the six months ended June 30, 2019 versus 2018: Our annualized return on average equity was 13.2% for the three months ended June 30, 2019, compared to 4.6% for the three months ended June 30, 2018. The increase in return on average equity was driven by net investment income of $82.1 million, offset in part by an underwriting loss of $11.2 million during the three months ended June 30, 2019.

Reconciliation of non-U.S. GAAP financial measures
Underwriting income (loss), adjusted underwriting income (loss), adjusted combined ratio and the non-investment grade portfolio and investment grade portfolio components of our investment returns (net interest income yield on average net assets, and net investment income return on average net assets and on average total investments, respectively) are non-U.S. GAAP financial measures. We use these measures, together with the GAAP financial statements, to provide information that assists with analyzing our performance. As a result, certain income and expense items are excluded from these measures in an effort to allow an effective analysis. With respect to expenses, we do not view certain operating expenses related to corporate activities, referred to as certain corporate expenses, as part of our underwriting activities. These expenses are generally comprised of non-recurring costs of the holding company, such as costs associated with the initial setup of subsidiaries, as well as costs associated with the ongoing operations of the holding company such as compensation of certain executives. The following are descriptions of each of the non-U.S. GAAP financial measures used by us.
Underwriting income (loss) is useful in evaluating our underwriting performance, without regard to other underwriting income (losses), net investment income (losses), net foreign exchange gains (losses), income tax expenses and preference dividends.
Adjusted underwriting income (loss) is useful in evaluating our underwriting performance, without regard to net investment income (losses), net foreign exchange gains (losses), income tax expenses, preference dividends and certain corporate expenses (which are described in more detail above). We define underwriting income (loss) as net premiums earned, less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses, and we define adjusted underwriting income (loss) as underwriting income (loss) plus other underwriting income (loss) less certain corporate expenses. Our adjusted combined ratio is a key indicator of our profitability, without regard to certain corporate expenses. We calculate the adjusted combined ratio by dividing the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses less certain corporate expenses by the sum of net premiums earned and other underwriting income (loss).
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

Reconciliation of underwriting income (loss) and adjusted underwriting income (loss)
Underwriting income (loss) reconciles to net income (loss) available to common shareholders, and adjusted underwriting income (loss) reconciles to underwriting income (loss) for the three and six months ended June 30, 2019 and 2018 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Net income (loss) available to common shareholders	$13,825	$9,124	$61,457	$21,906
Preference dividends	4,908	4,908	9,815	9,815
Net income (loss) before dividends	18,733	14,032	71,272	31,721
Income tax expense	20	24	20	27
Net foreign exchange (gains) losses	441	(548)	878	735
Net investment (income) loss	(23,787)	(13,826)	(82,141)	(33,362)
Other underwriting (income) loss	(673)	(688)	(1,265)	(1,389)
Underwriting income (loss)	(5,266)	(1,006)	(11,236)	(2,268)
Certain corporate expenses	4,795	1,010	6,758	2,153
Other underwriting income (loss)	673	688	1,265	1,389
Adjusted underwriting income (loss)	$202	$692	$(3,213)	$1,274

Reconciliation of the adjusted combined ratio
The adjusted combined ratio reconciles to the combined ratio for the three and six months ended June 30, 2019 and 2018 as follows:

	Three Months Ended June 30,
	2019			2018
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$111,416	$—	$111,416	$117,141	$—	$117,141
Acquisition expenses	35,417	—	35,417	37,967	—	37,967
General & administrative expenses (1)	9,751	(4,795)	4,956	5,416	(1,010)	4,406
Net premiums earned (1)(2)	151,318	673	151,991	159,518	688	160,206

Loss ratio	73.6%			73.4%
Acquisition expense ratio	23.4%			23.8%
General & administrative expense ratio (1)	6.5%			3.4%
Combined ratio	103.5%			100.6%
Adjusted loss ratio			73.3%			73.1%
Adjusted acquisition expense ratio			23.3%			23.7%
Adjusted general & administrative expense ratio			3.3%			2.8%
Adjusted combined ratio			99.9%			99.6%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

	Six Months Ended June 30,
	2019			2018
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$222,266	$—	$222,266	$215,130	$—	$215,130
Acquisition expenses	69,391	—	69,391	72,930	—	72,930
General & administrative expenses (1)	16,991	(6,758)	10,233	10,473	(2,153)	8,320
Net premiums earned (1)(2)	297,412	1,265	298,677	296,265	1,389	297,654

Loss ratio	74.7%			72.6%
Acquisition expense ratio	23.3%			24.6%
General & administrative expense ratio (1)	5.8%			3.5%
Combined ratio	103.8%			100.7%
Adjusted loss ratio			74.4%			72.3%
Adjusted acquisition expense ratio			23.2%			24.5%
Adjusted general & administrative expense ratio			3.5%			2.8%
Adjusted combined ratio			101.1%			99.6%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

Reconciliation of the non-investment grade portfolio and investment grade portfolio components of our investment returns
The non-investment grade portfolio and the investment grade portfolio components of our investment returns for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$32,492	$6,104	$—	$38,596	$32,378	$4,103	$—	$36,481
Investment management fees - related parties	(4,171)	(399)	—	(4,570)	(3,868)	(288)	—	(4,156)
Borrowing and miscellaneous other investment expenses	(3,809)	(238)	(3,564)	(7,611)	(3,579)	(59)	(2,645)	(6,283)
Net interest income	24,512	5,467	(3,564)	26,415	24,931	3,756	(2,645)	26,042
Net realized gains (losses) on investments	(177)	966	—	789	(79)	(1,671)	—	(1,750)
Net unrealized gains (losses) on investments (1)	(4,511)	2,786	—	(1,725)	(8,594)	(270)	—	(8,864)
Investment performance fees - related parties	(1,692)	—	—	(1,692)	(1,602)	—	—	(1,602)
Net investment income (loss)	$18,132	$9,219	$(3,564)	$23,787	$14,656	$1,815	$(2,645)	$13,826

Average total investments (2)	$1,871,286	$928,850	$—	$2,800,136	$1,830,469	$800,567	$—	$2,631,036
Average net assets (3)	$1,548,237	$924,948	$(327,619)	$2,145,566	$1,460,949	$804,513	$(284,561)	$1,980,901

Net interest income yield on average net assets (3)	1.6%	0.6%		1.2%	1.7%	0.5%		1.3%
Net investment income return on average total investments (2)	1.0%	1.0%		0.8%	0.8%	0.2%		0.5%
Net investment income return on average net assets (3)	1.2%	1.0%	(1.1)%	1.1%	1.0%	0.2%	(0.9)%	0.7%
(1) Net unrealized gains (losses) on investments excludes unrealized gains and losses from the available for sale portfolios, which are recorded in other comprehensive income.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments. For the three-month period, average total investments is calculated using the average of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income.
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

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$69,831	$11,906	$—	$81,737	$63,256	$7,870	$—	$71,126
Investment management fees - related parties	(8,242)	(737)	—	(8,979)	(7,720)	(582)	—	(8,302)
Borrowing and miscellaneous other investment expenses	(8,667)	(442)	(6,800)	(15,909)	(7,525)	(194)	(4,924)	(12,643)
Net interest income	52,922	10,727	(6,800)	56,849	48,011	7,094	(4,924)	50,181
Net realized gains (losses) on investments	1,142	929	—	2,071	(9,325)	(4,066)	—	(13,391)
Net unrealized gains (losses) on investments (1)	23,114	7,599	—	30,713	6,569	(5,798)	—	771
Investment performance fees - related parties	(7,492)	—	—	(7,492)	(4,199)	—	—	(4,199)
Net investment income (loss)	$69,686	$19,255	$(6,800)	$82,141	$41,056	$(2,770)	$(4,924)	$33,362

Average total investments (2)	$1,883,565	$908,637	$—	$2,792,202	$1,788,239	$784,975	$—	$2,573,214
Average net assets (3)	$1,527,241	$905,937	$(322,303)	$2,110,875	$1,447,414	$788,692	$(275,463)	$1,960,643

Net interest income yield on average net assets (3)	3.5%	1.2%		2.7%	3.3%	0.9%		2.6%
Net investment income return on average total investments (2)	3.7%	2.1%		2.9%	2.3%	(0.4)%		1.3%
Net investment income return on average net assets (3)	4.6%	2.1%	(2.1)%	3.9%	2.8%	(0.4)%	(1.8)%	1.7%
(1) Net unrealized gains (losses) on investments excludes unrealized gains and losses from the available for sale portfolios, which are recorded in other comprehensive income.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments. For the six-month period, average total investments is calculated using the average of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income.
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

	As of June 30, 2019				As of June 30, 2018
	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total
	($ in thousands)
Average total investments - QTD	$1,871,286	$928,850	$—	$2,800,136	$1,830,469	$800,567	$—	$2,631,036
Average total investments - YTD	1,883,565	908,637	—	2,792,202	1,788,239	784,975	—	2,573,214

Average net assets - QTD	1,548,237	924,948	(327,619)	2,145,566	1,460,949	804,513	(284,561)	1,980,901
Average net assets - YTD	1,527,241	905,937	(322,303)	2,110,875	1,447,414	788,692	(275,463)	1,960,643

Total investments	$1,833,476	$936,629	$—	$2,770,105	$1,920,978	$806,525	$—	$2,727,503
Accrued Investment Income	11,834	5,082	—	16,916	13,980	4,128	—	18,108
Receivable for Securities Sold	29,367	58	—	29,425	31,352	35	—	31,387
Less: Payable for Securities Purchased	46,412	4,804	—	51,216	132,164	—	—	132,164
Less: Payable for Securities Sold Short	48,823	—	—	48,823	24,529	—	—	24,529
Less: Revolving credit agreement borrowings	229,546	—	328,751	558,297	324,655	—	289,807	614,462
Net assets	$1,549,896	$936,965	$(328,751)	$2,158,110	$1,484,962	$810,688	$(289,807)	$2,005,843
Non-investment grade borrowing ratio (1)	14.8%				21.9%

Unrealized gains on investments	$27,068	$8,160	$—	$35,228	$43,329	$206	$—	$43,535
Unrealized losses on investments	(109,200)	(4,737)	—	(113,937)	(35,373)	(13,074)	—	(48,447)
Net unrealized gains (losses) on investments	$(82,132)	$3,423	$—	$(78,709)	$7,956	$(12,868)	$—	$(4,912)
(1) The non-investment grade borrowing ratio is calculated as revolving credit agreement borrowings divided by net assets.

Critical accounting policies, estimates and recent accounting pronouncements
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables and fair value measurements. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new company, like our company, are even more difficult to make than those made in a mature company since we have relatively limited historical information through June 30, 2019. Actual results will differ from these estimates and such differences may be material.
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
We are a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, we depend on our available cash resources, dividends or other distributions from subsidiaries to make payments, including the payment of dividends on our preference shares and operating expenses we may incur. During the six months ended June 30, 2019 and the year ended December 31, 2018, we received dividends of $9.6 million and $19.3 million, respectively, from Watford Re, our Bermuda operating subsidiary.
The ability of our regulated operating subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Watford Re is required to maintain an enhanced capital requirement, or ECR, which must equal or exceed its minimum solvency margin (in other words, the amount by which the value of its general business assets must exceed its general business liabilities). Watford Re is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Watford Re is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with each of its ECR, minimum solvency margin and minimum liquidity ratio. In any financial year, Watford Re is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority, or the BMA, an affidavit attesting that a dividend would not cause Watford Re to fail to meet its relevant margins. As of December 31, 2018, as determined under Bermuda law, Watford Re had a statutory capital and surplus of $1.1 billion and was in compliance with its ECR, minimum solvency margin and minimum liquidity ratio. Accordingly, Watford Re should be permitted to pay dividends of up to $278.7 million to us during 2019 without the requirement of filing such an affidavit with the BMA. In addition, Watford Re is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements.
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
Financial condition
Shareholders’ equity
2019 versus 2018: Total shareholders’ equity was $961.3 million as of June 30, 2019, compared to $889.6 million as of December 31, 2018, an increase of $71.7 million or 8.1%. The increase in shareholders’ equity was primarily driven by net investment income of $82.1 million, other comprehensive income of $7.9 million and other underwriting income of $1.3 million, offset in part by an underwriting loss of $11.2 million, preference dividends of $9.8 million, foreign exchange loss of $0.9 million.

Investment portfolios
The table below summarizes the credit quality of our total investments as of June 30, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, as applicable:

	Credit Rating (1)
June 30, 2019	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	D	Not Rated
	($ in thousands)
Term loan investments	$1,042,879	$—	$—	$—	$—	$17,628	$699,166	$253,637	$2,846	$7,054	$62,548
Fixed maturities:
Corporate bonds	470,616	—	28,399	70,662	52,762	25,968	87,760	165,063	—	4,303	35,699
U.S. government and government agency bonds	366,314	—	366,314	—	—	—	—	—	—	—	—
Asset-backed securities	341,057	3,466	2,673	23,506	212,648	39,873	17,779	—	—	—	41,112
Mortgage-backed securities	25,335	—	—	600	16,562	990	—	—	—	2,478	4,705
Non-U.S. government and government agency bonds	138,145	2,580	135,565	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	7,850	6,731	571	548	—	—	—	—	—	—	—
Total fixed income instruments	2,392,196	12,777	533,522	95,316	281,972	84,459	804,705	418,700	2,846	13,835	144,064
Short-term investments	232,177	15,050	64,203	77,525	72,370	—	—	3,029	—	—	—
Total fixed income instruments and short-term investments	2,624,373	27,827	597,725	172,841	354,342	84,459	804,705	421,729	2,846	13,835	144,064
Other Investments	24,505
Equities	121,227
Total	$2,770,105	$27,827	$597,725	$172,841	$354,342	$84,459	$804,705	$421,729	$2,846	$13,835	$144,064
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA.

	Credit Rating (1)
December 31, 2018	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Term loan investments	$1,000,652	$—	$—	$—	$—	$57,844	$677,211	$201,116	$2,438	$—	$—	$62,043
Fixed maturities:
Corporate bonds	654,607	3,961	58,185	100,590	63,791	15,246	174,867	203,505	—	2,200	—	32,262
U.S. government and government agency bonds	268,675	—	268,675	—	—	—	—	—	—	—	—	—
Asset-backed securities	225,983	4,532	4,973	10,278	113,075	36,643	20,818	—	—	—	—	35,664
Mortgage-backed securities	22,161	—	—	944	13,336	742	—	—	—	—	2,962	4,177
Non-U.S. government and government agency bonds	136,513	5,173	122,715	8,625	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	8,231	6,490	715	1,026	—	—	—	—	—	—	—	—
Total fixed income instruments	2,316,822	20,156	455,263	121,463	190,202	110,475	872,896	404,621	2,438	2,200	2,962	134,146
Short-term investments	282,132	4,450	128,015	54,970	68,853	—	25,844	—	—	—	—	—
Total fixed income instruments and short-term investments	2,598,954	24,606	583,278	176,433	259,055	110,475	898,740	404,621	2,438	2,200	2,962	134,146
Other Investments	49,762
Equities	89,651
Total	$2,738,367	$24,606	$583,278	$176,433	$259,055	$110,475	$898,740	$404,621	$2,438	$2,200	$2,962	$134,146
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA.

The amortized cost and fair value of our term loans, fixed maturities and short-term investments summarized by contractual maturity as of June 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Fair Value	% of Fair Value
	($ in thousands)
June 30, 2019
Due in one year or less	$226,907	$228,401	8.6%
Due after one year through five years	1,312,238	1,263,854	48.2%
Due after five years through ten years	723,817	700,083	26.7%
Due after ten years	65,780	65,643	2.5%
Asset-backed securities	341,940	341,057	13.0%
Mortgage-backed securities	25,453	25,335	1.0%
Total	$2,696,135	$2,624,373	100.0%

December 31, 2018
Due in one year or less	$300,554	$300,519	11.6%
Due after one year through five years	1,322,982	1,269,540	48.8%
Due after five years through ten years	823,643	776,937	29.9%
Due after ten years	3,925	3,814	0.1%
Asset-backed securities	233,215	225,983	8.7%
Mortgage-backed securities	23,466	22,161	0.9%
Total	$2,707,785	$2,598,954	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The following chart shows the composition of our non-investment grade and investment grade portfolios as of June 30, 2019:
Total: $1,833.5 million

Total: $936.6 million
Liquidity and capital resources
Cash flows
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our most significant source of operating cash flow is from premiums received from our insureds and reinsureds. Our underwriting operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time losses are paid. The period of time from the occurrence of a claim through the settlement of the resulting liability may extend many years into the future. We expect that our liquidity needs, including our anticipated insurance and reinsurance obligations and operating and capital expenditure needs, for at least the next twelve months, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.
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

Sources of liquidity include cash flows from operations, financing arrangements, or routine sales of investments. The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	($ in thousands)
Cash and cash equivalents provided by (used for):
Operating activities	$115,887	$92,435
Investing activities	35,144	(156,960)
Financing activities	(145,258)	57,073
Effects of exchange rate changes on foreign currency	(325)	(1,407)
Change in cash and cash equivalents	$5,448	$(8,859)
Results for the six months ended June 30, 2019:

•
Cash provided by operating activities for the six months ended June 30, 2019 increased from the same period in 2018. We continued to generate significant operating cash inflows in both the 2019 and 2018 second quarters, primarily driven by our premium receipts exceeding the level of our paid claims and interest income received.

•
Cash provided by investing activities for the six months ended June 30, 2019 was higher than the comparative period in 2018 when cash was used for investing activities, due to an increase in sales, redemptions and maturities of investments in the first half of 2019, rather than higher net purchases in the first half of 2018.

•
Cash used for financing activities for the six months ended June 30, 2019 was due to higher borrowing repayments during the first half of 2019 and lower withdrawals of borrowings, rather than cash provided by higher net proceeds from borrowings in the same period for 2018.

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
Capital resources
In addition to the common shares and contingently redeemable preference shares we issued in our initial funding, we have entered into credit facilities to support our business operations. Further, subsequent to June 30, 2019, we issued senior notes and used the net proceeds from the offering to redeem a portion of our outstanding preference shares, as described in more detail below. We believe that we hold sufficient capital to allow us to take advantage of market opportunities and to maintain our financial strength ratings, as well as to comply with all applicable statutory regulations.
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
The following table summarizes our consolidated capital position:

	June 30, 2019		December 31, 2018
	Amount	% of Total Capital	Amount	% of Total Capital
	($ in thousands)
Preference shares	$221,175	18.7%	$220,992	19.9%
Shareholders’ equity	961,296	81.3%	889,608	80.1%
Total capital	$1,182,471	100.0%	$1,110,600	100.0%
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
The holders of our preference shares have the option, at any time on or after June 30, 2034, to redeem their preference shares at the liquidation price of $25.00 per share. We have the right to redeem any or all of our preference shares on or after June 30, 2019 at the original purchase price of $25.00 per share. On June 28, 2019, we completed a direct listing of our preference shares on the Nasdaq Global Select Market. Dividends on our preference shares accrued at a fixed rate of 8.5% per annum until June 30, 2019. On June 30, 2019, dividends on our preference shares began accruing at a floating rate. On August 1, 2019, we redeemed 6,919,998 of our 9,065,200 total issued and outstanding preference shares. The preference shares were redeemed at a total redemption price of $25.19748 per share, inclusive of all declared and unpaid dividends, with accumulation of any undeclared dividends on or after June 30, 2019. After the redemption date, dividends on the preference shares redeemed will cease to accrue, and such preference shares will no longer be deemed outstanding.
In relation to the partial redemption of the preference shares, an accelerated expense for the unamortized original issue discount and underwriting fees of approximately $4.2 million will be recognized in the third quarter of 2019.
On July 2, 2019, we completed an offering of $175.0 million in aggregate principal amount of its 6.5% senior notes, due July 2, 2029. Interest on such notes will be paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. Affiliates of Arch Capital Group Ltd. purchased $35.0 million in aggregate principal amount of the notes. The $172.4 million net proceeds from the offering were used to redeem a portion of our outstanding preference shares, as described above.
As a result of the issuance of our senior notes and the redemption of our preference shares, we expect to incur interest expenses and a reduction of preference dividends in future periods, with the cumulative effect resulting in substantial savings in our combined interest and preferred dividend expense.
In addition to the capital provided by the sale of common shares and preference shares, we may depend on external sources of finance to support our underwriting activities, such as bank credit facilities providing loans and/or letters of credit, as well as additional note issuances. As noted above, additional equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities might have rights, preferences and privileges that are senior to those of our outstanding securities.
Ratings
Our operating subsidiaries, Watford Re, WICE, WIC and WSIC, each carry a financial strength rating of “A-” (Excellent) from A.M. Best Company, or A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” (In Liquidation). “A-” (Excellent) is the fourth highest rating issued by A.M. Best. The “A-” (Excellent) rating is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. Each of our operating subsidiaries also carries a financial strength rating of “A” from KBRA. KBRA assigns 22 ratings to insurance companies, which currently range from “AAA” to “D”. The “A” rating, KBRA’s sixth highest rating category, is assigned to insurers for which, in KBRA’s opinion, the insurer’s financial condition is sound and the entity is likely to meet its policyholder obligations under difficult economic, financial and business conditions. These respective ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and neither is an evaluation directed at investors.
The financial strength ratings assigned by A.M. Best and KBRA, respectively, have an impact on the ability of Watford Re to attract reinsurance clients, and also on the ability of our insurance subsidiaries to attract and retain program administrators, agents, brokers and insureds. The A.M. Best “A-” (Excellent) rating and KBRA “A” rating obtained by Watford Re, WICE, WIC, and WSIC are each consistent with our business plan and allow us to actively pursue relationships with the types of cedents, program administrators, agents, brokers and insureds targeted in our marketing plan.
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
Since the formation of WICE, we have grown our European motor insurance business. Gross premiums written generated by WICE for the three months ended June 30, 2019 and 2018 were $56.1 million and $45.6 million, respectively. Gross premiums written generated by WICE for the six months ended June 30, 2019 and 2018 were $110.9 million and $90.8 million, respectively. The majority of such premiums relate to European motor insurance.
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

We target a medium- to long-term, lower volatility underwriting portfolio with tightly managed natural catastrophe exposure in order to reduce the likelihood that our capital and/or liquidity position would be adversely affected by a catastrophe event. We seek to limit our modeled net probable maximum loss, or PML, for property catastrophe exposures for each peak peril and peak zone from a modeled 1-in-250 year occurrence to no more than 10% of our total capital, which is less than most of our principal reinsurance competitors. As of June 30, 2019, our largest modeled peak peril and zone net occurrence PML was 2.7%, respectively, of our total capital. Our conscious effort to limit our catastrophe exposure is designed to lower the volatility of our overall underwriting portfolio and to provide greater certainty as to future claims-related payout patterns and timing. Our casualty-focused underwriting portfolio’s payout pattern is slower than that of most competitors due to the longer tail lines of business we write, and that slower payout pattern provides us with the potential for greater investment income on those premiums.
While we seek to limit our exposure to catastrophic events to a level we believe is acceptable, given the liquidity profile of our underwriting portfolio and investment portfolios, we do assume meaningful aggregate exposures to natural and man-made catastrophic events. Catastrophes can be caused by various events, including hurricanes, floods, windstorms, earthquakes, hailstorms, tornadoes, explosions, severe winter weather, fires, droughts and other natural disasters. Catastrophes can also cause losses in non-property business such as workers’ compensation or general liability. In addition to the general nature of the risks inherent in writing property business, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration, tend to generally increase the size of losses from catastrophic events over time.
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
Contractual obligations and commitments
Letter of credit facility
On May 14, 2019, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch, which we refer to as the Lloyds Facility. The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2020. Under the renewed Lloyds Facility, we may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which we were in compliance as of June 30, 2019 and December 31, 2018. At such dates, we had approximately $72.4 million and $68.9 million, respectively, in outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in our consolidated balance sheets.
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
The borrowings and outstanding letters from credit from the Bank of America secured credit facility were as follows:

	June 30,	December 31,
	2019	2018
	($ in thousands)
Borrowings to purchase investments	$162,256	$148,194
Borrowings to purchase collateral	328,750	307,487
Total secured credit facility borrowings	491,006	455,681
Outstanding letters of credit	52,533	52,533
The secured credit facility contains various affirmative and negative covenants. As of June 30, 2019 and December 31, 2018, Watford Re was in compliance with all covenants contained in the Bank of America secured credit facility.
Custodian bank facility
As of June 30, 2019 and December 31, 2018, we borrowed $67.3 million and $238.2 million, respectively, from our custodian bank to purchase USD denominated securities. As of December 31, 2018, the total borrowed amount of $238.2 million included 2.0 million Swiss Francs, or CHF, respectively (U.S. dollar equivalent of $2.0 million, respectively), to purchase CHF-denominated securities. We pay interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the borrowed Euro denominated funds is included as a component of foreign exchange gains (losses) included in the consolidated statements of net income (loss).
The custodian bank requires us to hold cash and investments in deposit with, or in an investment account with respect to the borrowed funds. As at June 30, 2019 and December 31, 2018, we were required to hold $98.8 million and $339.1 million, respectively, in such deposits and investment accounts.
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
Pledged and restricted assets
For the benefit of certain Arch entities and other third parties that cede business to us, we are required to post and maintain collateral to support our potential obligations under reinsurance contracts that we write. This collateral can be in the form of either investment assets held in collateral trust accounts or letters of credit. Under our credit facilities, in order for us to have the bank issue a letter of credit to our reinsurance contract counterparty, we must post investment assets or cash as collateral to the bank. In either case, the amounts remain restricted for the duration of the term of the trust or letter of credit, as applicable. See Note 13, “Commitments and contingencies” in our consolidated financial statements included elsewhere in this report for further details.
As of June 30, 2019 and December 31, 2018, we held $2.2 billion and $2.4 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Included within total pledged assets, we held $6.5 million and $5.5 million, respectively, in deposits with U.S. regulatory authorities.

The following table summarizes our assets pledged as collateral for credit and letter of credit facilities and total return swap transactions, assets held in trust for underwriting transactions and regulatory deposits as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	($ in thousands)
Total investments held in trust as collateral for underwriting transactions and regulatory deposits	$1,130,429	$988,872
Total investments pledged for BAML credit facility	$900,111	$917,837
Total investments pledged for custodian bank	98,834	339,139
Total investments pledged for Lloyds credit facility	72,370	68,853
Total investments pledged for Master TRS	46,255	36,336
Contractual obligations and commitments
The following table illustrates our contractual obligations and commitments by due date as of June 30, 2019 and December 31, 2018:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	($ in thousands)
June 30, 2019
Estimated gross payments for losses and loss adjustment expenses (1)	$1,126,080	$280,336	$351,447	$185,280	$309,017
Revolving credit agreement borrowings (2)	558,297	558,297	—	—	—
Operating lease obligations	1,180	283	566	331	—
Total	$1,685,557	$838,916	$352,013	$185,611	$309,017
December 31, 2018
Estimated gross payments for losses and loss adjustment expenses (1)	$1,032,760	$238,291	$316,166	$172,955	$305,348
Revolving credit agreement borrowings (2)	693,917	693,917	—	—	—
Operating lease obligations	1,321	283	566	472	—
Total	$1,727,998	$932,491	$316,732	$173,427	$305,348
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
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses we are ultimately required to pay may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts discussed above. Amounts discussed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since having purchased reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses as of June 30, 2019 and December 31, 2018 totaled $124.0 million and $86.4 million, respectively.
Regulatory Update
On July 10, 2019, the United States Treasury issued proposed regulations that included new proposed rules for determining if a non-U.S. company engaged in an insurance business would be classified by Treasury as a PFIC (the “2019 Proposed Regulations”). If finalized in their current form, the 2019 Proposed Regulations would impose additional requirements for us to continue to qualify for the insurance company exception to PFIC status and could adversely impact our ability to avoid becoming classified as a PFIC in the future. The Treasury Department requested comments on various aspects of the 2019 Proposed Regulations, which are generally proposed to be effective for taxable years of shareholders beginning after the regulations are finalized. Although we believe the 2019 Proposed Regulations may be modified in response to comments and are likely to further develop, it is not possible to predict if, when, or in what form the 2019 Proposed Regulations might be finalized. As a result, no assurance can be provided that we would not become classified as a PFIC under such final regulations issued by the Treasury in the future or any other future guidance or legislation.
Direct or indirect holders of our shares that are treated as U.S. persons for U.S. federal income tax purposes could be subject to adverse U.S. federal income consequences if we were to become classified as a PFIC.  For more information regarding the risks associated with Watford Holdings or Watford Re being treated as PFICs, see “Risk factors-Risks related to taxation-U.S. Holders may be subject to certain adverse tax consequences based on the application of rules regarding passive foreign investment companies, or PFICs” and “-Changes in U.S. federal tax laws, which may be retroactive, including the finalization of proposed Treasury Regulations, could occur after the initial listing of our common shares on the Nasdaq Global Select Market and could subject Watford Holdings, Watford Re or U.S. Holders to U.S. federal income taxation on the earnings of Watford Holdings, Watford Re or our subsidiaries or could otherwise adversely impact Watford Holdings and its subsidiaries or shareholders”, in our prospectus dated March 26, 2019 related to the direct listing of our common shares on the Nasdaq Global Select Market, filed with the SEC in accordance with Rule 424(b) of the Securities Act on March 28, 2019, which prospectus is accessible on the SEC's website at www.sec.gov and which risk factors are incorporated by reference herein.
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
Foreign currency risk
Underwriting contracts and policies
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. We have foreign currency exposure related to non-U.S. dollar denominated contracts and policies. Of our gross premiums written from inception, $1.2 billion, or 40.5%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of June 30, 2019 and December 31, 2018, net loss and loss adjustment expense reserves included $365.6 million and $310.2 million, respectively, in foreign currencies.
Investments
We are exposed to foreign currency risk through cash and investments in loans and securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we may employ from a risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2019 and December 31, 2018, our total net long exposure to foreign denominated investments represented 10.3% and 9.5% of our total investment portfolios of $2.8 billion and $2.7 billion, respectively.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies in which we have written contracts and policies would have had on the value of our shareholders’ equity as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
(U.S. dollars in thousands, except per share data)
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$88,992	$65,674
Shareholders’ equity denominated in foreign currencies (1)	(22,466)	(23,501)
Net assets denominated in foreign currencies	$66,526	$42,173
Pre-tax impact of a hypothetical 10% appreciation of the U.S. dollar against foreign currencies:
Shareholders’ equity	$(6,653)	$(4,217)
Book value per diluted common share	$(0.29)	$(0.19)
Pre-tax impact of a hypothetical 10% decline of the U.S. dollar against foreign currencies:
Shareholders’ equity	$6,653	$4,217
Book value per diluted common share	$0.29	$0.19
(1) Represents capital contributions held in the foreign currency of WICE.
Although we generally attempt to match the currency of our projected liabilities with investments in the same currencies, from time to time we may elect to over or underweight one or more currencies, which could increase our exposure to foreign currency fluctuations and increase the volatility of our shareholders’ equity. Historical observations indicate a low probability that all foreign currency exchange rates would shift against the U.S. dollar in the same direction and at the same time and, accordingly, the actual effect of foreign currency rate movements may differ materially from the amounts set forth above.
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

The following table estimates the impact that a 50 basis point and 100 basis point increase or decrease in interest rates would have on the value of our investment portfolios as of June 30, 2019 and December 31, 2018:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	+50	+100
June 30, 2019
Total fair value	$2,805	$2,786	$2,770	$2,750	$2,733
Change from base	1.3%	0.6%	—%	(0.7)%	(1.3)%
Change in unrealized value	$35	$16	$—	$(20)	$(37)

December 31, 2018
Total fair value	$2,778	$2,758	$2,738	$2,719	$2,700
Change from base	1.5%	0.7%	—%	(0.7)%	(1.4)%
Change in unrealized value	$40	$20	$—	$(19)	$(38)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our portfolios as of June 30, 2019 and December 31, 2018:

	Percentage Shift in Credit Spreads
(U.S. dollars in millions)	-50%	-10%	0	+10%	+50%
June 30, 2019
Total fair value	$2,935	$2,810	$2,770	$2,743	$2,607
Change from base	6.0%	1.4%	—%	(1.0)%	(5.9)%
Change in unrealized value	$165	$40	$—	$(27)	$(163)

December 31, 2018
Total fair value	$2,930	$2,778	$2,738	$2,698	$2,539
Change from base	6.6%	1.4%	—%	(1.5)%	(7.8)%
Change in unrealized value	$192	$40	$—	$(40)	$(199)
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
Liquidity risk
Certain of our investments are, or may become, illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments including our Level 3 (non-quoted) assets, which, as of June 30, 2019 and December 31, 2018, represented 6.3% and 6.0% of our total investments, respectively. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of rating agencies in a period of market illiquidity, certain of our investments may be difficult to sell in a timely manner and may have to be sold or otherwise liquidated for less than what may otherwise have been possible under normal market conditions.
Political risk
We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets; we operate through subsidiaries located in Bermuda, the United States and Gibraltar, and to the extent that HPS or AIM trade securities or assets that are originated, listed or traded in various U.S. and foreign markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures which may have a material impact on our investment strategy, the value of our investments and our underwriting operations.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal proceedings
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2019, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.
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
Item 2. Unregistered sales of equity securities and use of proceeds
None.
Item 3. Defaults upon senior securities
None.
Item 4. Mine safety disclosures
None.
Item 5. Other information
On May 14, 2019, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch from May 16, 2019 through to May 16, 2020. Under the renewed Lloyds Facility, we may request an increase in the $100.0 million facility amount, up to an aggregate of $50.0 million. For additional information regarding the Lloyds Facility, see Part I Item 2 “Management’s discussion and analysis of financial condition and results of operations - Contractual obligations and commitments - Letter of credit facility.”

Item 6. Exhibit index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
10.1	Facility extension letter agreement between Lloyds Bank Corporate Markets plc and Watford Re Ltd., effective as of May 16, 2019.				X
10.2	Form of Restricted Share Unit Award Agreement	S-8	4.2	May 9, 2019
10.3	Amended Employment Agreement between Watford Holdings Ltd. and John Rathgeber, dated May 31, 2019				X
10.4	Amended Employment Agreement between Watford Holdings Ltd. and Jonathan D. Levy, dated May 31, 2019				X
10.5	Amended Employment Agreement between Watford Holdings Ltd. and Robert Hawley, dated May 31, 2019				X
10.6	Amended Employment Agreement between Watford Holdings Ltd. and Laurence B. Richardson, II, dated May 31, 2019				X
10.7	Amended Employment Agreement between Watford Holdings Ltd. and Alexandre Scherer, dated May 31, 2019				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial information from Watford Holdings Ltd.’s Quarterly Report for the quarter ended June 30, 2019 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATFORD HOLDINGS LTD.
(REGISTRANT)

/s/ John F. Rathgeber
Date:	August 8, 2019	John F. Rathgeber, Chief Executive Officer

Date:	August 8, 2019	/s/ Robert L. Hawley
Robert L. Hawley, Chief Financial Officer