Form 10-Q
period 2019-09-30
Watford Holdings Ltd.
filed 2019-11-08
CIK 1601669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR

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

As of November 8, 2019, there were 21,421,977 common shares, $0.01 par value per share, of the registrant outstanding.

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

•
Arch Reinsurance Ltd., or ARL, which is a party to certain quota share agreements with one or more of our operating subsidiaries and owned approximately 11% of our outstanding common shares as of September 30, 2019;

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

Item 1. Consolidated financial statements

WATFORD HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2019	2018
Assets
Investments:
Term loans, fair value option (Amortized cost: $1,109,393 and $1,055,664)	$1,040,983	$1,000,652
Fixed maturities, fair value option (Amortized cost: $583,530 and $972,653)	563,214	922,819
Short-term investments, fair value option (Cost: $359,837 and $281,959)	357,611	282,132
Equity securities, fair value option	56,905	56,638
Other investments, fair value option (1)	29,583	49,762
Investments, fair value option	2,048,296	2,312,003
Fixed maturities, available for sale (Amortized cost: $675,542 and $397,509)	678,094	393,351
Equity securities, fair value through net income	43,488	33,013
Total investments (1)	2,769,878	2,738,367
Cash and cash equivalents	80,390	63,529
Accrued investment income	18,277	19,461
Premiums receivable (1)	302,265	227,301
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (1)	144,437	86,445
Prepaid reinsurance premiums (1)	129,909	61,587
Deferred acquisition costs, net (1)	67,241	80,858
Receivable for securities sold	25,283	24,507
Intangible assets	7,650	7,650
Funds held by reinsurers (1)	51,134	44,830
Other assets (1)	15,031	18,321
Total assets	$3,611,495	$3,372,856
Liabilities
Reserve for losses and loss adjustment expenses (1)	$1,164,945	$1,032,760
Unearned premiums (1)	454,148	390,114
Losses payable (1)	63,731	24,750
Reinsurance balances payable (1)	79,264	21,034
Payable for securities purchased	40,586	60,142
Payable for securities sold short	65,736	8,928
Revolving credit agreement borrowings	519,197	693,917
Senior notes (1)	172,350	—
Amounts due to affiliates (1)	4,700	5,888
Investment management and performance fees payable (1)	13,647	3,807
Other liabilities	20,137	20,916
Total liabilities	$2,598,441	$2,262,256
Commitments and contingencies
Contingently redeemable preference shares (1)	52,281	220,992
Shareholders’ equity
Common shares ($0.01 par; shares authorized: 120 million; shares issued and outstanding: 22,692,300 and 22,682,875)	227	227
Additional paid-in capital	897,900	895,386
Retained earnings (deficit)	60,334	(1,275)
Accumulated other comprehensive income (loss)	2,312	(4,730)
Total shareholders’ equity	960,773	889,608
Total liabilities, contingently redeemable preference shares and shareholders’ equity	$3,611,495	$3,372,856
(1) See Note 12 - “Transactions with related parties” for disclosure of related party amounts.

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in thousands, except share and per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Gross premiums written (1)	$249,960	$185,033	$598,627	$574,078
Gross premiums ceded (1)	(94,208)	(33,356)	(178,118)	(102,263)
Net premiums written (1)	155,752	151,677	420,509	471,815
Change in unearned premiums (1)	(29,920)	(16,053)	2,735	(39,926)
Net premiums earned (1)	125,832	135,624	423,244	431,889
Other underwriting income (loss)	579	703	1,844	2,092
Interest income	41,376	38,704	123,113	109,830
Investment management fees - related parties (1)	(4,606)	(4,314)	(13,585)	(12,616)
Borrowing and miscellaneous other investment expenses	(7,234)	(6,993)	(23,143)	(19,636)
Net interest income	29,536	27,397	86,385	77,578
Realized and unrealized gains (losses) on investments	(14,646)	(3,617)	18,138	(16,237)
Investment performance fees - related parties (1)	(850)	(2,407)	(8,342)	(6,606)
Net investment income (loss)	14,040	21,373	96,181	54,735
Total revenues	140,451	157,700	521,269	488,716

Expenses
Loss and loss adjustment expenses (1)	(96,214)	(96,957)	(318,480)	(312,087)
Acquisition expenses (1)	(27,612)	(33,778)	(97,003)	(106,708)
General and administrative expenses (1)	(7,027)	(5,801)	(24,018)	(16,274)
Interest expense (1)	(2,841)	—	(2,841)	—
Net foreign exchange gains (losses)	167	2,582	(711)	1,847
Total expenses	(133,527)	(133,954)	(443,053)	(433,222)
Income (loss) before income taxes	6,924	23,746	78,216	55,494
Income tax expense	—	—	(20)	(27)
Net income (loss) before preference dividends and redemption costs	6,924	23,746	78,196	55,467
Preference dividends (1)	(2,608)	(4,909)	(12,423)	(14,724)
Accelerated amortization of costs related to the redemption of preference shares (1)	(4,164)	—	(4,164)	—
Net income (loss) available to common shareholders	$152	$18,837	$61,609	$40,743

Earnings (loss) per common share:
Basic	$0.01	$0.83	$2.71	$1.80
Diluted	$0.01	$0.83	$2.71	$1.80
Weighted average number of common shares used in the determination of earnings (loss) per share:
Basic	22,765,802	22,682,875	22,729,848	22,682,875
Diluted	22,776,204	22,682,875	22,734,464	22,682,875
(1) See Note 12 - “Transactions with related parties” for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive income (loss)
Net income (loss) available to common shareholders	$152	$18,837	$61,609	$40,743
Other comprehensive income (loss) net of income tax:
Available for sale investments:
Unrealized holding gains (losses) arising during the year	109	(1,429)	10,174	(4,194)
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(1,254)	38	(3,465)	684
Foreign currency translation adjustments	286	88	333	240
Other comprehensive income (loss) net of income tax	(859)	(1,303)	7,042	(3,270)
Comprehensive income (loss)	$(707)	$17,534	$68,651	$37,473

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common shares
Balance at beginning of period	$227	$227	$227	$227
Common shares issued	—	—	—	—
Balance at end of period	227	227	227	227

Additional paid-in capital
Balance at beginning of period	897,716	895,386	895,386	895,386
Common shares issued under share plans	—	—	250	—
Share-based compensation	184	—	2,264	—
Balance at end of period	897,900	895,386	897,900	895,386

Accumulated other comprehensive income (loss)
Balance at beginning of period	3,171	(2,939)	(4,730)	(972)
Unrealized holding gains (losses) of available for sale investments:
Balance at beginning of period	3,696	(2,119)	(4,158)	—
Unrealized holding gains (losses) of available for sale investments, net of reclassification adjustment	(1,145)	(1,391)	6,709	(3,510)
Balance at end of period	2,551	(3,510)	2,551	(3,510)
Currency translation adjustment:
Balance at beginning of period	(525)	(820)	(572)	(972)
Currency translation adjustment	286	88	333	240
Balance at end of period	(239)	(732)	(239)	(732)
Balance at end of period	2,312	(4,242)	2,312	(4,242)

Retained earnings (deficit)
Balance at beginning of period	60,182	75,147	(1,275)	53,241
Net income (loss) before preference dividends	6,924	23,746	78,196	55,467
Preference share dividends paid and accrued	(2,608)	(4,909)	(12,423)	(14,724)
Accelerated amortization of costs related to the redemption of preference shares	(4,164)	—	(4,164)	—
Balance at end of period	60,334	93,984	60,334	93,984
Total shareholders’ equity	$960,773	$985,355	$960,773	$985,355

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income (loss) before preference dividends	$78,196	$55,467
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses on investments	(14,509)	20,912
Amortization of fixed assets	84	119
Share-based compensation	2,514	—
Changes in:
Accrued investment income	1,179	603
Premiums receivable	(74,695)	(49,188)
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	(56,418)	(26,507)
Prepaid reinsurance premiums	(68,322)	(39,010)
Deferred acquisition costs, net	15,635	1,599
Reserve for losses and loss adjustment expenses	141,325	182,637
Unearned premiums	65,587	78,936
Reinsurance balances payable	58,945	7,301
Funds held with reinsurers	(8,322)	(19,143)
Other liabilities	40,818	(26,248)
Other items	(4,835)	(13,191)
Net Cash Provided By Operating Activities	177,182	174,287
Investing Activities
Purchase of term loans	(343,110)	(629,478)
Purchase of fixed maturity investments	(957,250)	(934,669)
Purchase of short-term investments with maturities over three months	(8,712)	(8,282)
Proceeds from sale, redemptions and maturity of term loans	283,126	524,423
Proceeds from sales, redemptions and maturities of fixed maturity investments	1,116,398	762,672
Proceeds from sales, redemptions and maturities of other investments	47,288	—
Proceeds from sales, redemptions and maturities of short-term investments with maturities over three months	28,791	5,642
Net (purchases) sales of short-term investments with maturities less than three months	(98,835)	103,340
Purchases of equity securities	(66,593)	(87,316)
Proceeds from sales of equity securities	25,894	39,083
Net settlements of derivative instruments	1,488	330
Purchases of furniture, equipment and other assets	—	(11)
Net Cash Provided by (Used For) Investing Activities	28,485	(224,266)
Financing Activities
Dividends paid on redeemable preference shares	(12,216)	(14,448)
Repayments on borrowings	(237,239)	(177,000)
Proceeds from borrowings	62,800	253,365
Repurchase of preference shares	(173,081)	—
Net proceeds from issuance of senior notes	172,283	—
Net Cash Provided By (Used For) Financing Activities	(187,453)	61,917
Effects of exchange rate changes on foreign currency cash	(1,353)	(1,757)
Increase (decrease) in cash	16,861	10,181
Cash and cash equivalents, beginning of period	63,529	54,503
Cash and cash equivalents, end of period	$80,390	$64,684
Supplementary information
Income taxes paid	$20	$27
Interest paid	$21,998	$19,046
Non-cash exchange of investments	$28,673	$—

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
The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full calendar year.
2. Basis of presentation and significant accounting policies
There has been no material change to the Company’s significant accounting policies as described in its audited consolidated financial statements and the accompanying notes as of December 31, 2018 and 2017 and for each of the years in the periods ended December 31, 2018, 2017 and 2016, except as noted below.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

(a) Basis of presentation
The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. All significant intercompany transactions and balances have been eliminated on consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of recurring accruals) necessary for a fair statement of results on an interim basis.
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
Recently issued accounting standards not yet adopted
In April 2019, the FASB issued Accounting Standards Update 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which will identify and clarify issues relevant to the implementation of Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and ASU 2017-12. The Company is assessing the impact the implementation will have on its consolidated financial statements and disclosures.

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
The Company has a corporate function that includes certain general and administrative expenses related to corporate activities, interest expense, net foreign exchange gains (losses), income tax expense and items related to the Company’s contingently redeemable preference shares.
The following table provides summary information regarding premiums written and earned by line of business and net premiums written by underwriting location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Gross premiums written:
Casualty reinsurance	$145,129	$80,274	$253,287	$222,636
Other specialty reinsurance	22,453	37,434	84,587	151,083
Property catastrophe reinsurance	3,461	1,353	15,382	8,740
Insurance programs and coinsurance	78,917	65,972	245,371	191,619
Total	$249,960	$185,033	$598,627	$574,078

Net premiums written:
Casualty reinsurance	$92,084	$80,149	$199,226	$221,669
Other specialty reinsurance	22,093	35,466	81,798	138,259
Property catastrophe reinsurance	3,040	1,342	14,643	8,515
Insurance programs and coinsurance	38,535	34,720	124,842	103,372
Total	$155,752	$151,677	$420,509	$471,815

Net premiums earned:
Casualty reinsurance	$52,266	$63,292	$183,085	$206,532
Other specialty reinsurance	31,563	36,987	118,759	125,271
Property catastrophe reinsurance	3,617	2,481	9,707	7,443
Insurance programs and coinsurance	38,386	32,864	111,693	92,643
Total	$125,832	$135,624	$423,244	$431,889

Net premiums written by underwriting location:
United States	$20,649	$13,712	$61,436	$37,554
Europe	18,412	21,614	65,597	66,959
Bermuda	116,691	116,351	293,476	367,302
Total	$155,752	$151,677	$420,509	$471,815

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

4. Reinsurance
Through reinsurance agreements with Arch Reinsurance Ltd. (“ARL”) and Arch Reinsurance Company (“ARC”), which are subsidiaries of ACGL, as well as through other third-party reinsurance agreements, the Company cedes a portion of its premiums. The effects of reinsurance on the Company’s written and earned premiums, losses and loss adjustment expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Premiums written	($ in thousands)
Direct	$78,917	$65,972	$245,371	$191,619
Assumed	171,043	119,061	353,256	382,459
Ceded	(94,208)	(33,356)	(178,118)	(102,263)
Net	$155,752	$151,677	$420,509	$471,815
Premiums earned
Direct	$73,741	$54,726	$207,704	$141,352
Assumed	94,028	105,849	323,131	351,978
Ceded	(41,937)	(24,951)	(107,591)	(61,441)
Net	$125,832	$135,624	$423,244	$431,889
Losses and loss adjustment expenses
Direct	$65,310	$46,027	$176,690	$106,388
Assumed	69,072	73,554	242,247	244,909
Ceded	(38,168)	(22,624)	(100,457)	(39,210)
Net	$96,214	$96,957	$318,480	$312,087
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with financially sound carriers. At September 30, 2019 and December 31, 2018, approximately 48% and 53%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) were due from ARL and ARC, each of which have ratings of “A+” from A.M. Best. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

5. Reserve for losses and loss adjustment expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
	($ in thousands)
Gross reserve for losses and loss adjustment expenses at beginning of period	$1,032,760	$798,262
Unpaid losses and loss adjustment expenses recoverable	81,267	39,856
Net reserve for losses and loss adjustment expenses at beginning of period	951,493	758,406

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current period	318,812	314,381
Prior years	(332)	(2,294)
Total net losses and loss adjustment expenses	318,480	312,087

Foreign exchange gains (losses)	(9,971)	(18,582)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current period	(35,686)	(25,891)
Prior years	(198,682)	(130,577)
Total paid losses and loss adjustment expenses	(234,368)	(156,468)

Net reserve for losses and loss adjustment expenses at end of period	1,025,634	895,443
Unpaid losses and loss adjustment expenses recoverable	139,311	67,484
Gross reserve for losses and loss adjustment expenses at end of period	$1,164,945	$962,927
During the nine months ended September 30, 2019, the Company recorded net favorable development on prior year loss reserves of $0.3 million. Net favorable development was experienced on property catastrophe reinsurance losses of $1.5 million, casualty reinsurance losses of $0.6 million, and other specialty reinsurance losses $0.3 million, offset by unfavorable development on insurance losses of $2.0 million.
During the nine months ended September 30, 2018, the Company recorded net favorable development on prior year loss reserves of $2.3 million. Net favorable development was experienced on property catastrophe reinsurance losses of $4.4 million, and other specialty reinsurance losses of $1.2 million. This favorable development was offset by adverse development on casualty reinsurance losses of $2.6 million and $0.7 million on insurance programs.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

6. Investment information
Available for Sale Investments
The following table summarizes the fair value of the Company’s securities classified as available for sale as of September 30, 2019 and December 31, 2018:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019	($ in thousands)
Fixed maturities:
U.S. government and government agency bonds	$292,475	$4,004	$(28)	$296,451
Non-U.S. government and government agency bonds	127,784	4,037	(6,380)	125,441
Corporate bonds	89,824	2,110	(24)	91,910
Asset-backed securities	141,965	367	(1,593)	140,739
Mortgage-backed securities	22,488	44	(27)	22,505
Municipal government and government agency bonds	1,006	42	—	1,048
Total investments, available for sale	$675,542	$10,604	$(8,052)	$678,094

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	($ in thousands)
Fixed maturities:
U.S. government and government agency bonds	$156,884	$672	$(127)	$157,429
Non-U.S. government and government agency bonds	89,661	670	(2,859)	87,472
Corporate bonds	77,178	19	(1,204)	75,993
Asset-backed securities	58,369	72	(1,351)	57,090
Mortgage-backed securities	14,344	17	(81)	14,280
Municipal government and government agency bonds	1,073	14	—	1,087
Total investments, available for sale	$397,509	$1,464	$(5,622)	$393,351

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized losses by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019	($ in thousands)
Fixed maturities:
U.S. government and government agency bonds	$16,171	$(28)	$—	$—	$16,171	$(28)
Non-U.S. government and government agency bonds	98,521	(6,378)	5,077	(2)	103,598	(6,380)
Corporate bonds	5,459	(24)	—	—	5,459	(24)
Asset-backed securities	100,540	(1,593)	—	—	100,540	(1,593)
Mortgage-backed securities	6,991	(27)	—	—	6,991	(27)
Total	$227,682	$(8,050)	$5,077	$(2)	$232,759	$(8,052)
December 31, 2018
Fixed maturities:
U.S. government and government agency bonds	$66,422	$(127)	$—	$—	$66,422	$(127)
Non-U.S. government and government agency bonds	78,084	(2,859)	—	—	78,084	(2,859)
Corporate bonds	70,443	(1,204)	—	—	70,443	(1,204)
Asset-backed securities	49,400	(1,351)	—	—	49,400	(1,351)
Mortgage-backed securities	8,478	(81)	—	—	8,478	(81)
Total	$272,827	$(5,622)	$—	$—	$272,827	$(5,622)
At September 30, 2019, 49 positions out of a total of 113 positions were in an unrealized loss position; however, the unrealized loss was less than 10% for all 49 positions. The unrealized loss position increased during the nine-month period from $5.6 million to $8.1 million. The decrease in value can be attributed to unfavorable foreign exchange rates for the non-U.S. government agency bonds during the period. The Company believes that such securities were temporarily impaired at September 30, 2019.
At December 31, 2018, 60 positions out of a total of 73 positions were in an unrealized loss position; however, the unrealized loss was less than 10% for all 60 positions. The decrease in value can be attributed to an increase in interest rates and unfavorable foreign exchange rates for the non-U.S. government agency bonds during the year ended December 31, 2018. The Company believes that such securities were temporarily impaired at December 31, 2018.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our fixed maturities classified as available for sale, summarized by contractual maturity as of September 30, 2019 and December 31, 2018 are shown in the following tables.

	September 30, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$9,397	$9,330	1.4%
Due after one year through five years	391,182	394,120	58.1%
Due after five years through ten years	104,510	105,148	15.5%
Due after ten years	6,000	6,252	0.9%
Asset-backed securities	141,965	140,739	20.8%
Mortgage-backed securities	22,488	22,505	3.3%
Total investments, available for sale	$675,542	$678,094	100.0%

	December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due after one year through five years	$278,443	$276,706	70.4%
Due after five years through ten years	46,353	45,275	11.5%
Asset-backed securities	58,369	57,090	14.5%
Mortgage-backed securities	14,344	14,280	3.6%
Total investments, available for sale	$397,509	$393,351	100.0%

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Fair Value Option and Fair Value Through Net Income
The following table summarizes the fair value of the Company’s securities held as of September 30, 2019 and December 31, 2018, classified as fair value through net income or for which the fair value option was elected:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019	($ in thousands)
Term loan investments	$1,109,393	$4,781	$(73,191)	$1,040,983
Fixed maturities:
Corporate bonds	355,954	14,537	(28,300)	342,191
U.S. government and government agency bonds	1,999	1	(4)	1,996
Asset-backed securities	205,916	3,297	(10,279)	198,934
Mortgage-backed securities	7,680	1,385	(252)	8,813
Non-U.S. government and government agency bonds	10,853	120	(835)	10,138
Municipal government and government agency bonds	1,128	15	(1)	1,142
Short-term investments	359,837	78	(2,304)	357,611
Other investments	28,673	910	—	29,583
Equities	54,894	8,932	(6,921)	56,905
Investments, fair value option	$2,136,327	$34,056	$(122,087)	$2,048,296
Fair Value Through Net Income:
Equities, fair value through net income (1)	$52,803	$1,533	$(10,848)	$43,488

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	($ in thousands)
Term loan investments	$1,055,664	$767	$(55,779)	$1,000,652
Fixed maturities:
Corporate bonds	617,013	6,468	(44,867)	578,614
U.S. government and government agency bonds	113,452	—	(2,206)	111,246
Asset-backed securities	174,846	673	(6,626)	168,893
Mortgage-backed securities	9,122	—	(1,241)	7,881
Non-U.S. government and government agency bonds	50,914	1	(1,874)	49,041
Municipal government and government agency bonds	7,306	—	(162)	7,144
Short-term investments	281,959	570	(397)	282,132
Other investments	50,000	—	(238)	49,762
Equities	56,609	5,136	(5,107)	56,638
Investments, fair value option	$2,416,885	$13,615	$(118,497)	$2,312,003
Fair Value Through Net Income:
Equities, fair value through net income (1)	$41,358	$2,030	$(10,375)	$33,013
(1) Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments. As a result, equity securities acquired after January 1, 2018 are classified as fair value through net income and are shown separately above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our term loans, fixed maturities and short-term investments, excluding securities classified as available for sale, summarized by contractual maturity as of September 30, 2019 and December 31, 2018 are shown in the following tables.

	September 30, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$334,794	$332,417	17.0%
Due after one year through five years	808,744	760,323	38.8%
Due after five years through ten years	631,351	598,649	30.5%
Due after ten years	64,275	62,672	3.2%
Asset-backed securities	205,916	198,934	10.1%
Mortgage-backed securities	7,680	8,813	0.4%
Total	$2,052,760	$1,961,808	100.0%

	December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$300,554	$300,519	13.6%
Due after one year through five years	1,044,539	992,834	45.0%
Due after five years through ten years	777,290	731,662	33.2%
Due after ten years	3,925	3,814	0.2%
Asset-backed securities	174,846	168,893	7.6%
Mortgage-backed securities	9,122	7,881	0.4%
Total	$2,310,276	$2,205,603	100.0%
Variable Interest Entities
In the normal course of its investing activities, the Company invests in limited partnerships, limited liability companies and other investment securities. Due to the legal forms of the entities and the fact that the investors lack the ability, through voting rights or similar rights, to make decisions that have a significant effect on the entities, such investments are considered variable interest entities. Since the Company lacks the ability to control the activities that most significantly impact the economic performance of these variable interest entities, the Company is not considered the primary beneficiary and does not consolidate these investments.
The activities of these entities is generally limited to holding and managing the underlying investments. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported as “other investments” in the Company’s consolidated balance sheet and any unfunded commitments. Realized and unrealized gains and losses from such investments are included in “realized and unrealized gains (losses) on investments” in the Company’s consolidated statements of net income (loss).

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The table below summarizes the credit quality of our total investments as of September 30, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, as applicable:

	Credit Rating (1)
September 30, 2019	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	D	Not Rated
	($ in thousands)
Term loan investments	$1,040,983	$—	$—	$—	$—	$16,766	$683,504	$274,946	$2,502	$—	$63,265
Fixed maturities:
Corporate bonds	434,101	—	34,645	69,062	52,038	15,507	59,544	171,951	—	—	31,354
U.S. government and government agency bonds	298,447	—	298,447	—	—	—	—	—	—	—	—
Asset-backed securities	339,673	2,894	—	31,636	214,387	34,789	18,659	—	—	—	37,308
Mortgage-backed securities	31,318	—	—	—	22,505	1,123	—	—	—	2,800	4,890
Non-U.S. government and government agency bonds	135,579	2,498	133,081	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	2,190	1,142	572	476	—	—	—	—	—	—	—
Total fixed income instruments	2,282,291	6,534	466,745	101,174	288,930	68,185	761,707	446,897	2,502	2,800	136,817
Short-term investments	357,611	15,300	187,484	36,413	109,865	—	—	3,037	—	—	5,512
Total fixed income instruments and short-term investments	2,639,902	21,834	654,229	137,587	398,795	68,185	761,707	449,934	2,502	2,800	142,329
Other Investments	29,583
Equities	100,393
Total	$2,769,878	$21,834	$654,229	$137,587	$398,795	$68,185	$761,707	$449,934	$2,502	$2,800	$142,329
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
Net investment income (loss)
The components of net investment income (loss) for the three and nine months ended September 30, 2019 and 2018 were derived from the following sources:

	Three Months Ended September 30, 2019
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
Net investment income (loss) by asset class:	($ in thousands)
Term loan investments	$21,981	$(11,535)	$(5,851)	$4,595
Fixed maturities - Fair value option	12,790	(3,505)	6,032	15,317
Fixed maturities - Available for sale (1)	4,868	—	1,254	6,122
Short-term investments	1,326	(34)	—	1,292
Equities (2)	2	382	—	384
Equities, fair value through net income (2)	409	(2,291)	865	(1,017)
Other investments	—	1,567	(2,510)	(943)
Other (3)	—	125	855	980
Investment management fees - related parties	(4,606)	—	—	(4,606)
Borrowing and miscellaneous other investment expenses	(7,234)	—	—	(7,234)
Investment performance fees - related parties	—	—	—	(850)
	$29,536	$(15,291)	$645	$14,040
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $1,426 thousand and $172 thousand, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Three Months Ended September 30, 2018
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
Net investment income (loss) by asset class:	($ in thousands)
Term loan investments	$20,249	$(3,510)	$972	$17,711
Fixed maturities - Fair value option	15,997	(4,261)	3,090	14,826
Fixed maturities - Available for sale (1)	1,579	—	(38)	1,541
Short-term investments	779	(283)	—	496
Equities (2)	(545)	2,439	—	1,894
Equities, fair value through net income (2)	645	727	(20)	1,352
Other investments	—	(2,800)	—	(2,800)
Other (3)	—	67	—	67
Investment management fees - related parties	(4,314)	—	—	(4,314)
Borrowing and miscellaneous other investment expenses	(6,993)	—	—	(6,993)
Investment performance fees - related parties	—	—	—	(2,407)
	$27,397	$(7,621)	$4,004	$21,373
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $7 thousand and $45 thousand, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Nine Months Ended September 30, 2019
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
Net investment income (loss) by asset class:	($ in thousands)
Term loan investments	$67,056	$(13,606)	$(5,639)	$47,811
Fixed maturities - Fair value option	38,425	25,465	6,938	70,828
Fixed maturities - Available for sale (1)	12,701	—	3,465	16,166
Short-term investments	2,905	(530)	25	2,400
Equities (2)	202	1,444	—	1,646
Equities, fair value through net income (2)	1,824	(593)	(1,162)	69
Other investments	—	1,148	(2,712)	(1,564)
Other (3)	—	2,094	1,801	3,895
Investment management fees - related parties	(13,585)	—	—	(13,585)
Borrowing and miscellaneous other investment expenses	(23,143)	—	—	(23,143)
Investment performance fees - related parties	—	—	—	(8,342)
	$86,385	$15,422	$2,716	$96,181
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $3.8 million and $0.4 million, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Nine Months Ended September 30, 2018
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
Net investment income (loss) by asset class:	($ in thousands)
Term loan investments	$56,668	$(331)	$(1,435)	$54,902
Fixed maturities - Fair value option	46,887	(9,687)	(7,638)	29,562
Fixed maturities - Available for sale (1)	3,543	—	(684)	2,859
Short-term investments	2,269	(283)	36	2,022
Equities (2)	(714)	8,772	(348)	7,710
Equities, fair value through net income (2)	1,177	(4,167)	682	(2,308)
Other investments	—	(1,221)	—	(1,221)
Other (3)	—	67	—	67
Investment management fees - related parties	(12,616)	—	—	(12,616)
Borrowing and miscellaneous other investment expenses	(19,636)	—	—	(19,636)
Investment performance fees - related parties	—	—	—	(6,606)
	$77,578	$(6,850)	$(9,387)	$54,735
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $44 thousand and $728 thousand, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.
Other-than-temporary impairments
The Company reviews its available for sale investments on a quarterly basis to determine whether declines in fair value below the amortized cost basis are considered other-than-temporary in accordance with applicable guidance. As of September 30, 2019, the Company did not identify any other-than-temporary impairments. As such, the Company did not intend to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before the anticipated recovery of the remaining amortized cost basis as of September 30, 2019.
Pledged and restricted assets
For the benefit of certain Arch entities and other third parties that cede business to the Company, the Company is required to post and maintain collateral to support its potential obligations under reinsurance contracts written. This collateral can be in the form of either investment assets held in collateral trust accounts or letters of credit. Under its secured credit facilities, in order for the Company to have the bank issue a letter of credit to the Company’s reinsurance contract counterparty, the Company must post investment assets or cash as collateral to the bank. In either case, the amounts remain restricted for the duration of the term of the trust or letter of credit, as applicable.
At September 30, 2019 and December 31, 2018, the Company held $2.2 billion and $2.4 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize the Company’s secured credit facilities and investment derivatives. Included within total pledged assets, the Company held $6.4 million and $5.5 million, respectively, in deposits with U.S. regulatory authorities.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Non-cash investing activities
During the three months ended September 30, 2019, the Company exchanged a preference share position of $28.7 million, which was held within “equity securities, fair value through net income,” for a limited partnership interest of $28.7 million, held under “other investments, fair value option.” HPS acts as the general partner and manager of the limited partnership. At September 30, 2019, the Company’s investment had a fair value of $29.6 million and represented approximately 12% of the outstanding partnership interest.
7. Fair value
Fair value hierarchy
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement (Level 1 being the highest priority and Level 3 being the lowest priority).
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
Of the $2.7 billion of net financial assets and liabilities measured at fair value at September 30, 2019, approximately $169.6 million, or 6.3%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $2.7 billion of net financial assets and liabilities measured at fair value at December 31, 2018, approximately $178.3 million, or 6.5%, were priced using non-binding broker-dealer quotes or modeled valuations.
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
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The fair value of the Company’s investment in the private fund is measured using the most recently available NAVs as advised by the third-party administrator. The fund NAVs are based on the administrator’s valuation of the underlying holdings in accordance with the fund’s governing documents and in accordance with GAAP.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents the Company’s financial assets and liabilities measured at fair value by level as of September 30, 2019 and December 31, 2018:

		Fair Value Measurement Using:
September 30, 2019	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets measured at fair value:	($ in thousands)
Term loans	$1,040,983	$—	$992,714	$48,269
Fixed maturities:
Corporate bonds	434,101	—	411,322	22,779
U.S. government and government agency bonds	298,447	298,337	110	—
Asset-backed securities	339,673	—	339,673	—
Mortgage-backed securities	31,318	—	31,318	—
Non-U.S. government and government agencies	135,579	—	135,579	—
Municipal government and government agency bonds	2,190	—	2,190	—
Short-term investments	357,611	349,061	8,550	—
Equities	100,393	10,651	3,414	86,328
Other underwriting derivative assets	167	—	167	—
Investment derivative assets (1)	1,452	—	1,452	—
Other investments measured at net asset value (2)	29,583	—	—	—
Total assets measured at fair value	$2,771,497	$658,049	$1,926,489	$157,376

Investment derivative liabilities (1)	604	—	604	—
Payable for securities sold short:
Corporate bonds	65,736	—	65,736	—
Equities	—	—	—	—
Total liabilities measured at fair value	$66,340	$—	$66,340	$—
(1) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets as of September 30, 2019.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents a reconciliation of the beginning and ending balances for all the financial assets measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$48,585	$94	$(410)	$—	$48,269
Corporate bonds	23,920	—	(185)	(956)	22,779
Equities	102,206	(16,050)	172	—	86,328
Total	$174,711	$(15,956)	$(423)	$(956)	$157,376

Three Months Ended September 30, 2018	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$33,616	$1,843	$(1,369)	$—	$34,090
Corporate bonds	24,969	—	(70)	(120)	24,779
Equities	100,200	(11,922)	1,355	—	89,633
Total	$158,785	$(10,079)	$(84)	$(120)	$148,502
(1) For the three months ended September 30, 2019, the net purchases (sales) consisted of sales of equities of $28.0 million and calls and redemptions of $74.0 thousand of term loans, offset by purchases of $11.9 million of equities and $168.0 thousand of term loans. For the three months ended September 30, 2018, the net purchases (sales) consisted of redemptions and disposals of $11.9 million of equities and $0.1 million of calls and redemptions of term loans, offset by purchases of $1.9 million of term loans.
(2) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).

Nine Months Ended September 30, 2019	Beginning Balance	Transfers in (out) of Level 3 (1)	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$47,479	$—	$427	$363	$—	$48,269
Corporate bonds	24,277	—	(90)	(364)	(1,044)	22,779
Asset-backed securities	22,560	(22,560)	—	—	—	—
Equities	70,451	—	14,484	1,393	—	86,328
Total	$164,767	$(22,560)	$14,821	$1,392	$(1,044)	$157,376

Nine Months Ended September 30, 2018	Beginning Balance	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$62,478	$(26,718)	$(1,670)	$—	$34,090
Corporate bonds	24,710	985	(144)	(772)	24,779
Equities	52,921	33,906	2,806	—	89,633
Total	$140,109	$8,173	$992	$(772)	$148,502
(1) During the nine months ended September 30, 2019, the Company obtained pricing for an asset-backed security, in which pricing was not available as of December 31, 2018. As such, the security was transferred from Level 3 to Level 2 at its fair value as of December 31, 2018.
(2) For the nine months ended September 30, 2019, the net purchases (sales) consisted of purchases of $48.3 million of equities and $0.6 million of term loans, offset in part by the sale of $33.8 million of equities, $222 thousand of redemptions of term loans and $90.0 thousand of calls and redemptions of corporate bonds. For the nine months ended September 30, 2018, the net purchases (sales) consisted of purchases of: $51.3 million of equities, $1.9 million of term loans and $1.0 million of corporate bonds, offset in part by redemptions and disposals of $28.6 million of term loans and redemptions and disposals of $17.4 million of equities.
(3) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Financial instruments disclosed, but not carried, at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2019 and December 31, 2018 due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
On July 2, 2019, the Company completed a private offering of $175.0 million in aggregate principal amount of its 6.5% senior notes due July 2, 2029 (the “senior notes”). At September 30, 2019, the Company’s senior notes were carried at cost, net of debt issuance costs, of $172.3 million and had a fair value of $179.4 million. The fair value of the senior notes was obtained from a third party pricing service and was based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
Fair value measurements on a non-recurring basis
The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company uses a variety of techniques to determine the fair value of these assets when appropriate, as described below.
Intangible Assets
The Company tests intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. When the Company determines intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value. There were no such triggering events or changes in circumstances as of September 30, 2019.
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
As of September 30, 2019 and December 31, 2018, the Company posted $14.2 million and $15.5 million, respectively, in assets as collateral. These assets are included in fixed maturities, which are recorded at fair value in the Company’s consolidated balance sheets.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The Company began investing in total return swaps (“swaps”) during 2018, through a Master Confirmation of Total Return Swap Transactions agreement, and recognizes the swap derivatives at fair value. The derivative assets and derivative liabilities relating to these transactions are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. At September 30, 2019 and December 31, 2018, the Company had collateral funds held by the counterparty of $58.8 million and $36.3 million included in short-term investments in the Company’s consolidated balance sheets.
The fair value of such swaps are based on observable inputs and classified in Level 2 of the valuation hierarchy. Realized and unrealized gains and losses from investment derivatives are included in realized and unrealized gains (losses) on investments in the Company’s consolidated statements of net income (loss).
The Company did not hold any derivatives designated as hedging instruments at September 30, 2019 and December 31, 2018.
The following table summarizes information on the fair values and notional amount of the Company’s derivative instruments at September 30, 2019 and December 31, 2018:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Net Derivatives	Notional Amount (1)
	($ in thousands)
September 30, 2019
Other underwriting derivatives	$167	$—	$167	$64,750
Total return swaps	1,452	604	848	148,653
Total	$1,619	$604	$1,015	$213,403

December 31, 2018
Other underwriting derivatives	$249	$—	$249	$72,148
Options	808	1,138	(330)	24,551
Total return swaps	51	1,279	(1,228)	91,663
Total	$1,108	$2,417	$(1,309)	$188,362
(1) The notional amount represents the absolute value of all outstanding contracts.
The realized and unrealized gains and losses on the Company’s derivative instruments are reflected in the consolidated statements of income, as summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Underwriting derivatives:
Other underwriting income (loss)	$579	$703	$1,844	$2,092
Investment derivatives:
Net realized and unrealized gains (losses):
Options	—	106	799	106
Total return swaps	980	(39)	3,895	(39)

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
The 2018 Stock Incentive Plan (the “2018 Plan”) became effective as of March 28, 2019 following approval by the Board of Directors of the Company. The 2018 Plan provides for the issuance of restricted share units, performance units, restricted shares, performance shares, share options and share appreciation rights and other equity-based awards to the Company’s employees and directors. The 2018 Plan authorizes the issuance of 907,315 common shares and will terminate on March 28, 2029. As of September 30, 2019, 742,028 shares were available for future issuance.
During the second quarter of 2019, the Company granted 165,287 restricted share units and common shares to certain officers, other employees and directors. On the grant date of April 26, 2019, the fair value of the restricted share units and common shares was approximately $26.53 per share. Of the total restricted share units and common shares granted, 82,927 were vested and fully expensed, including 9,425 common shares issued. The remaining 82,360 restricted share units are being amortized over a three-year vesting period, being the requisite service period. There were no restricted share units or common shares granted during the third quarter of 2019. There were no forfeitures or expired awards during the third quarter of 2019.
The effect of compensation cost arising from share-based payment awards on the consolidated statement of income (loss), within general and administrative expenses, for the three months ended September 30, 2019 and 2018, was $0.2 million and $Nil, respectively. The effect of compensation cost arising from such share-based payment awards for the nine months ended September 30, 2019 and 2018 was $2.5 million and $Nil, respectively, including an accelerated expense recognition for retirement eligible employees.
Share repurchase program
The board of directors of the Parent has authorized the Company’s investment in its common shares through a share repurchase program. At September 30, 2019, approximately $75.0 million of share repurchases were available under the program. Repurchases under the program may be effected from time to time in open market or privately negotiated transactions. The timing and amount of repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. Repurchases of the Company’s common shares in connection with the share repurchase program and other share-based transactions will be recorded at cost and result in a reduction of the Company’s shareholders’ equity in its consolidated balance sheets.
On September 30, 2019, the Parent repurchased 45,838 common shares for an average purchase price of $26.94792 per share, or an aggregate price of $1.2 million. The transaction was settled on October 2, 2019 and was reflected in “other assets” and “other liabilities” in the Company’s consolidated balance sheets as of September 30, 2019; the share count reduction will be reflected in the fourth quarter of 2019.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

10. Earnings per common share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:	($ in thousands except share and per share data)
Net income (loss) before preference dividends and redemption costs	$6,924	$23,746	$78,196	$55,467
Preference dividends	(2,608)	(4,909)	(12,423)	(14,724)
Accelerated amortization of costs related to the redemption of preference shares	(4,164)	—	(4,164)	—
Net income (loss) available to common shareholders	152	18,837	61,609	40,743

Denominator:
Weighted average common shares outstanding - basic	22,765,802	22,682,875	22,729,848	22,682,875
Effect of dilutive common share equivalents:
Weighted average non-vested restricted share units (1)	10,402	—	4,616	—
Weighted average common shares outstanding - diluted (2)	22,776,204	22,682,875	22,734,464	22,682,875
Earnings (loss) per common share:
Basic	$0.01	$0.83	$2.71	$1.80
Diluted	$0.01	$0.83	$2.71	$1.80
(1) During the three months ended September 30, 2019, the Company did not grant any restricted share units or common shares. During the nine months ended September 30, 2019, the Company granted 165,287 restricted share units and common shares to certain employees and directors, 82,360 of which are non-vested. Refer to Note 9, “Share transactions” for further details.
(2) Warrants held by Arch and HPS were not included in the computation of diluted earnings because the exercise price of the warrants exceeded the market price of the common shares during the period and the exercise of the warrants would have been anti-dilutive. The warrants expire on March 31, 2020. The number of common shares issuable upon exercise of the warrants that was excluded was 1,704,691 common shares.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Watford Holdings (U.S.) Inc. is incorporated in the United States and files a consolidated U.S. federal tax return with its subsidiaries, Watford Specialty Insurance Company, Watford Insurance Company, and Watford Services Inc. The U.S. federal tax rate is 21% for tax years beginning after December 31, 2017. The open tax years that are potentially subject to examination by U.S. tax authorities are 2015 through 2019.
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of September 30, 2019 and December 31, 2018, the Company’s valuation allowance was $1.3 million and $1.5 million, respectively. The valuation allowance primarily relates to U.S. and Gibraltar operating loss carry-forwards. The U.S. net operating loss carry-forwards begin to expire in 2035. The Gibraltar net operating loss carry-forwards do not expire. After consideration of the valuation allowance, the Company had net deferred tax assets of $Nil as of September 30, 2019 and December 31, 2018.
After taking into account the impact of the decrease in the valuation allowance, the Company recognized income tax expense of $Nil during the three months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019 and 2018, the Company recognized income tax expense of $20.0 thousand and $27.0 thousand, respectively.
The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of both September 30, 2019 and December 31, 2018, the Company’s total unrecognized tax benefits, including interest and penalties, were $Nil.
12. Transactions with related parties
In March 2014, ARL invested $100.0 million in the Parent and acquired approximately 11% of its common equity. AUL acts as the insurance and reinsurance manager for Watford Re and WICE while AUI acts as the insurance and reinsurance manager for WSIC and WIC, all under separate long-term services agreements. HPS manages the Company’s non-investment grade portfolio and a portion of the Company’s investment grade portfolio as investment manager and AIM manages a portion of the Company’s investment grade portfolio as investment manager, each under separate long-term services agreements. ARL and HPS were granted warrants to purchase additional common equity based on performance criteria. In recognition of the sizable ownership interest, two senior executives of ACGL were appointed to the Company’s board of directors. The services agreements with AUL and AUI and the investment management agreements with HPS and AIM provide for services for an extended period of time with limited termination rights by the Company. In addition, these agreements allow for AUL, AUI, HPS and AIM to participate in the favorable results of the Company in the form of performance fees.
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
The related AUL and AUI fees and reimbursements incurred in the consolidated statement of income (loss) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Acquisition expenses	$4,540	$4,159	$15,349	$11,479
General and administrative expenses	1,528	2,031	5,547	4,670
Total	$6,068	$6,190	$20,896	$16,149
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
During the year ended December 31, 2017, the Company invested $50.0 million in a private fund (“Master Fund”) as part of HPS’s investment strategy. HPS acts as the Trading Manager and provides certain administrative management services to the Master Fund. During the nine months ended September 30, 2019, there were redemptions of $47.3 million and the Company’s investment in the Master Fund was reduced to $Nil.
During the nine months ended September 30, 2019, the Company invested $28.7 million in a limited partnership as part of HPS’s investment strategy. HPS acts as the general partner and manager of the limited partnership. At September 30, 2019, the Company’s investment had a fair value of $29.6 million and represented approximately 12% of the outstanding partnership interests. The management fees and performance fees on the limited partnership will be subject to the existing

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

fee structure of the existing investment management agreement between the Company and HPS, as discussed above.
The related consolidated statement of income (loss) for the three and nine months ended September 30, 2019 and 2018, and consolidated balance sheet account balances for HPS management fees and performance fees as of September 30, 2019 and December 31, 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Investment management fees - related parties	$4,327	$4,008	$12,771	$11,728
Investment performance fees - related parties	850	2,407	8,342	6,606
	$5,177	$6,415	$21,113	$18,334

	September 30,	December 31,
	2019	2018
Consolidated balance sheet items:	($ in thousands)
Other investments, at fair value	$29,583	$49,762
Investment management and performance fees payable	13,647	3,807
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
In return for its investment management services, AIM receives a monthly management fee. The management fee is based on a percentage of the aggregate asset value of the AIM managed portfolio. For the purposes of calculating the management fees, asset value is determined by AIM in accordance with the investment management agreements and is measured before deduction of any management fees or expense reimbursement. The Company has also agreed to reimburse AIM for additional services related to investment consulting and oversight services, administrative operations and risk analytic support services related to the management of the Company’s portfolio, as set forth in the investment management agreements.
The related consolidated statement of income (loss) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Investment management fees - related parties	$279	$306	$814	$888

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

ACGL
Certain directors, executive officers and management of ACGL own common and preference shares of the Company.
On July 2, 2019, affiliates of ACGL purchased $35 million in aggregate principal amount of the Company’s 6.5% senior notes due July 2, 2029. On August 1, 2019, affiliates of ACGL received $11.5 million in connection with the Company’s redemption of its preference shares.
The Company reinsures ARL and other ACGL subsidiaries and affiliates for property and casualty risks on a quota share basis. ACGL cedes business to the Company pursuant to inward retrocession agreements the Company’s operating subsidiaries have entered into with ACGL. Pursuant to these inward retrocession agreements, the Company pays a ceding fee based on the business ceded and the applicable retrocession agreement. For the three months ended September 30, 2019 and 2018, the Company incurred ceding fees to Arch, in aggregate, of $3.7 million and $4.0 million, respectively, under these inward retrocession agreements. For the nine months ended September 30, 2019 and 2018, the Company incurred ceding fees to Arch, in aggregate, of $12.7 million and $12.9 million, respectively, under these inward retrocession agreements. Such fees, in addition to origination fees, are reflected in “acquisition expenses” on the consolidated statement of income (loss).
Separately, the Company’s operating subsidiaries have entered into outward quota share retrocession or reinsurance agreements with ACGL subsidiaries. Specifically, each of Watford Re and WICE has entered into a separate outward quota share retrocession or reinsurance agreement with ARL, and each of WSIC and WIC has entered into a separate outward quota share reinsurance agreement with ARC.
The related consolidated statement of income (loss) for the three and nine months ended September 30, 2019 and 2018, and consolidated balance sheets account balances as of September 30, 2019 and December 31, 2018 for the inward and outward retrocession transactions, as well as the acquisition expenses related to direct business sourced by AUL and AUI under the services agreements described above, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated statement of income (loss) items:	($ in thousands)
Gross premiums written	$49,977	$63,612	$160,872	$202,193
Gross premiums ceded	(63,025)	(12,787)	(95,859)	(41,541)
Net premiums earned	32,734	52,606	134,134	174,523
Losses and loss adjustment expenses	22,234	37,745	97,576	117,284

Acquisition expenses (1)	10,962	17,880	45,079	61,429
Acquisition expenses (2)	4,540	4,159	15,349	11,479
Total acquisition expenses	15,502	22,039	60,428	72,908
Interest expense	562	—	562	—
Preference dividends	173	325	822	975
Accelerated amortization of costs related to the redemption of preference shares	276	—	276	—
(1) Acquisition expenses relating to the ACGL inward and outward quota share agreements referred to above.
(2) Acquisition expenses relating to the AUL and AUI sourced direct business under the services agreements referred to above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	September 30,	December 31,
	2019	2018
Consolidated balance sheet items:	($ in thousands)
Total investments	$806,986	$719,189
Premiums receivable	127,784	118,208
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	69,626	45,954
Prepaid reinsurance premiums	77,003	27,598
Deferred acquisition costs, net	36,101	48,380
Funds held by reinsurers	29,472	33,352
Contingent commissions (1)	5,156	2,967
Reserve for losses and loss adjustment expenses	634,918	631,670
Unearned premiums	147,249	166,491
Losses payable	64,322	19,098
Reinsurance balances payable	67,265	20,299
Senior notes	35,000	—
Amounts due to affiliates	4,700	5,888
Contingently redeemable preference shares	3,460	14,627
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
The table below provides the aggregate fees the Company paid to Artex under the insurance management services agreement for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Fees paid to Artex under insurance management services agreement	$83	$131	$259	$406
For the three and nine months ended September 30, 2019 and 2018, the Company paid no fees to Arch under this insurance management services agreement.

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
The Company’s reinsurance recoverables, and prepaid reinsurance premiums, net of reinsurance balances payable, resulting from reinsurance agreements entered into with ARL and ARC as of September 30, 2019 and December 31, 2018 amounted to $79.4 million and $53.3 million, respectively. ARL and ARC have “A+” credit ratings from A.M. Best.
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
The Company’s investment portfolios are managed in accordance with investment guidelines that include standards of diversification, which limit the allowable holdings of any single issuer. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at September 30, 2019 and December 31, 2018, other than cash and cash equivalents held in operating and investment accounts with financial institutions with credit ratings between “A” and “AA-.”
Lloyds letter of credit facility
On May 14, 2019, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2020. Under the renewed Lloyds Facility, the Company may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, which the Company was in compliance with at September 30, 2019 and December 31, 2018. At such dates, the Company had $51.0 million and $68.9 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These amounts are reflected as short-term investments in the Company’s consolidated balance sheets.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Unsecured letter of credit facility
On September 20, 2019, Watford Re signed a 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp., (the “Unsecured Facility”). The Unsecured Facility amount is $100.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. The Unsecured Facility also requires the maintenance of certain covenants, which the Company was in compliance with at September 30, 2019. In the Unsecured Facility, the Company makes representations, warranties and covenants that are customary for facilities of this type, which the Company was in compliance with at September 30, 2019.
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800 million secured credit facility (the “Secured Facility”) with Bank of America, N.A., which expires on November 30, 2021. The purpose of the Secured Facility is to provide borrowings, backed by Watford Re’s investment portfolios. In addition, the Secured Facility allows for Watford Re to issue up to $400.0 million in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements. At September 30, 2019, Watford Re had $490.7 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At December 31, 2018, Watford Re had $455.7 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At September 30, 2019 and December 31, 2018, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facility
As of September 30, 2019 and December 31, 2018, Watford Re had $28.5 million and $238.2 million, respectively, in borrowings from our custodian bank to purchase USD denominated securities.
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
The custodian bank requires the Company to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At September 30, 2019 and December 31, 2018, the Company was required to hold $40.6 million and $339.1 million, respectively, in such deposits and investment accounts.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Investment commitments
As of September 30, 2019 and December 31, 2018, the Company had unfunded commitments of $27.7 million and $2.9 million, respectively, relating to equities within its investment portfolios.
14. Leases
The Company has entered into a lease agreement for real estate that is used for office space in the ordinary course of business. The lease is accounted for as an operating lease, whereby the lease expense is recognized on a straight-line basis over the term of the lease. Refer to Note 2, “Basis of presentation and significant accounting policies” for additional information regarding the accounting for leases.
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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	($ in thousands)
Lease cost:
Operating lease	$71	$213
Other information on operating lease:
Cash payments included in the measurement of lease liability reported in operating cash flows	60	180
Right-of-use assets (1)	1,031	1,031
Operating lease liability (2)	1,031	1,031
Weighted average discount rate	3.9%	3.9%
Weighted average remaining lease term in years	4 years	4 years
(1) Included in “other assets” on the Company’s consolidated balance sheet.
(2) Included in “other liabilities” on the Company’s consolidated balance sheet.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following tables present the contractual maturity of the Company’s lease liability:

September 30, 2019
($ in thousands)
Remainder of 2019	71
2020	283
2021	283
2022	283
2023	189
Total undiscounted lease payments	1,109
Less: present value adjustment	(78)
Operating lease liability	1,031

December 31, 2018
($ in thousands)
Future rental commitments
2019	283
2020	283
2021	283
2022	283
2023	189
Total	1,321
15. Contingently redeemable preference shares
In March 2014, the Company issued 9,065,200 8½% Cumulative Redeemable Preference Shares (the “preference shares”). The preference shares have a par value of $0.01 per share and a liquidation preference of $25.00 per share. The preference shares were issued at a discounted purchase price of $24.50 per share. Holders of the preference shares are entitled to receive, if declared by the board of directors, quarterly cash dividends on the last day of March, June, September, and December of each year. Prior to June 30, 2019, dividends on the preference shares accrued at a fixed rate of 8.5% per annum (the “Fixed Rate Period”). Dividends accrue from (and including) June 30, 2019 (the “Floating Rate Period”), at a floating rate per annum (the “Floating Rate”) equal to three-month U.S. dollar LIBOR plus a margin of 667.85; provided, that, if, at any time, the three-month U.S. dollar LIBOR shall be less than 1%, then the three-month U.S. dollar LIBOR for purposes of calculating the Floating Rate at the time of such calculation shall be 1%. The preference shares may be redeemed by the Company on or after June 30, 2019 or at the option of the preference shareholders at any time on or after June 30, 2034 at the liquidation price of $25.00 per share. Because the redemption features are not solely within the control of the Company, the preference shares have been recorded as mezzanine equity on the Company’s consolidated balance sheets in accordance with applicable accounting guidance. Preference share dividends, including the accretion of the discount and issuance costs, are included in “Preference dividends” in the Company’s consolidated statements of income (loss).
On August 1, 2019, the Company redeemed 6,919,998 of its 9,065,200 total issued and outstanding preference shares, which were redeemed at a total redemption price of $25.19748 per share, inclusive of all declared and unpaid dividends, with accumulation of any undeclared dividends on or after June 30, 2019. After the redemption date, dividends on the preference shares that were

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

redeemed ceased to accrue, and such redeemed preference shares ceased to be outstanding. Affiliates of Arch Capital Group Ltd. received $11.5 million in connection with the redemption of the preference shares.
For the three months ended September 30, 2019 and 2018, dividends paid on the preference shares totaled $2.6 million and $4.9 million, respectively. For the nine months ended September 30, 2019 and 2018, dividends paid on the preference shares totaled $12.4 million and $14.7 million, respectively.
For each of the three and nine months ended September 30, 2019, accelerated amortization of costs related to the redemption of preference shares totaled $4.2 million. During these periods, accretion of the discount and issuance costs was $2.6 million and $1.6 million, respectively.
The following table presents a reconciliation of the preference shares for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Nine Months Ended September 30,
	2019	2018
Preference shares:	($ in thousands)
Balance at the beginning of the period	$220,992	$220,622
Preference shares repurchased during the period	(173,000)	—
Accelerated amortization of costs related to the redemption of preference shares	4,164	—
Accretion discount and issuance costs on remaining preference shares	125	277
Balance at the end of the period	$52,281	$220,899
16. Senior notes
On July 2, 2019, the Company completed a private offering of $175.0 million in aggregate principal amount of its 6.5% senior notes due July 2, 2029. Interest on the senior notes will be paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. The $172.3 million net proceeds from the offering were used to redeem a portion of the Company’s outstanding preference shares, as described above in Note 15, “Contingently redeemable preference shares”. Affiliates of ACGL purchased $35 million in aggregate principal amount of the senior notes.
The senior notes are the Parent’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of the Parent that are unsecured and unsubordinated. The Company may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. The senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements at any time after July 2, 2024. The indenture governing the senior notes contains certain customary covenants, including those related to the punctual payment of interest and principal amounts due. The Company was in compliance with such covenants at September 30, 2019.
As of September 30, 2019, the carrying amount of the senior notes was $172.3 million, presented net of unamortized debt issuance costs of $2.7 million. As of December 31, 2018, the carrying amount of the senior notes was $Nil.
17. Legal proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2019, the Company was not a

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

party to any litigation or arbitration, which is expected by management to have a material adverse effect on the Company’s results of operations or financial condition and liquidity.

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
Overview
We are a global property and casualty, or P&C, insurance and reinsurance company with approximately $1.2 billion in capital as of September 30, 2019, comprised of $172.3 million of senior notes, $52.3 million of contingently redeemable preference shares and $960.8 million of common shareholders’ equity. Through operations in Bermuda, the United States and Europe, we write insurance and reinsurance on a worldwide basis. Our objective is to deliver attractive returns to shareholders by combining disciplined underwriting with superior investment management. Our strategy combines a diversified, casualty-focused underwriting portfolio, accessed through our multi-year, renewable strategic underwriting management relationship with Arch, with a disciplined investment strategy comprised primarily of non-investment grade corporate credit assets, managed by HPS. In addition, we have a services arrangement with AIM and other investment managers to manage our investment grade portfolio.
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
Current outlook
We believe the insurance and reinsurance market environment is showing signs of noticeable improvement. Primary rates in most casualty lines, with the exception of workers compensation, continue to be strong, albeit, we believe, partly in response to higher perceived social inflation. Property catastrophe reinsurance rates are up meaningfully, retrocession capacity is shrinking, and ceding commissions have reduced modestly on some proportional casualty treaties. We believe the factors supporting a continued favorable pricing environment include the low interest rate environment, three consecutive years of significant multiple catastrophe events, and signs of weakness in the adequacy of prior period loss reserves for some industry participants.
Against this backdrop, we are selectively growing our business in areas that we believe present attractive opportunities. In particular, we continue to see good growth opportunities in the insurance market, as new program submission activity is strong.

We also see opportunities on the reinsurance side in general liability, commercial auto liability and other casualty lines. In the 2019 third quarter, we bound a large, 3-year, casualty reinsurance excess of loss contract in which Arch also has a significant participation. Our current portfolio has concentrations in general liability, professional liability, multiline, workers compensation and motor product lines through reinsurance of third-party cedents and retrocessions of Arch. We continue to deploy resources opportunistically in product lines that meet our risk and return profile.
Our insurance underwriting platforms in the United States and Europe continue to grow with higher premiums written in the third quarter of 2019.
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
Financial measures and ratios
Our management and board of directors use financial indicators and ratios in evaluating our performance and measuring the overall growth in value generated for our common shareholders. The key financial measures that we believe are meaningful in analyzing our performance are: underwriting income (loss), combined ratio, adjusted underwriting income (loss), adjusted combined ratio, net interest income, net interest income yield on average net assets (including the non-investment grade portfolio and investment grade portfolio components thereof), net investment income (loss), net investment income return on average net assets, net investment income return on average total investments (including the non-investment grade portfolio and investment grade portfolio components thereof), book value per diluted common share, growth in book value per diluted common share and return on average equity.
The table below shows the key performance indicators for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands, except percentages and share amounts)
Key underwriting metrics:
Underwriting income (loss)	$(5,021)	$(912)	$(16,257)	$(3,180)
Combined ratio	104.0%	100.7%	103.8%	100.8%
Adjusted underwriting income (loss)	$(2,270)	$738	$(5,483)	$2,012
Adjusted combined ratio	101.8%	99.5%	101.3%	99.5%
Key investment return metrics:
Net interest income	$29,536	$27,397	$86,385	$77,578
Net interest income yield on average net assets (1)	1.4%	1.3%	4.1%	3.9%
Non-investment grade portfolio (1)	1.7%	1.7%	5.2%	5.1%
Investment grade portfolio (1)	0.6%	0.5%	1.8%	1.4%
Net investment income (loss)	$14,040	$21,373	$96,181	$54,735
Net investment income return on average net assets (1)	0.6%	1.1%	4.5%	2.8%
Non-investment grade portfolio (1)	0.6%	1.4%	5.1%	4.2%
Investment grade portfolio (1)	0.8%	0.4%	2.9%	0.1%

Net investment income return on average total investments (2)	0.5%	0.8%	3.5%	2.1%
Non-investment grade portfolio (2)	0.5%	1.1%	4.3%	3.4%
Investment grade portfolio (2)	0.8%	0.4%	2.9%	0.1%
Key shareholders’ value creation metrics:
Book value per diluted common share (3)	$42.05	$43.44	$42.05	$43.44
Growth in book value per diluted share (3)	—%	1.8%	7.2%	4.0%
Annualized return on average equity (4)	0.1%	7.7%	8.7%	5.6%
(1) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the three and nine month periods, average net assets is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments. For the three and nine month periods, average total investments is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments.
(3) Book value per diluted common share is calculated by dividing common shareholders’ equity by the number of diluted common shares outstanding at the end of each reporting period. Growth in book value per diluted common share is calculated as the percentage change in value of beginning and ending book value per diluted common share over the reporting period.

(4) Annualized return on average equity represents net income (loss) expressed as a percentage of average common shareholders’ equity during the period. Annualized return on average equity for the three and nine months ended September 30, 2019 and 2018 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three and nine month periods, the average common shareholders’ equity is calculated as the average of the beginning and ending common shareholders’ equity of each quarterly period.
Underwriting income (loss)
Underwriting income (loss) is a non-U.S. GAAP financial measure. We define underwriting income (loss) as net premiums earned less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses. Underwriting income (loss) is one of the ways we evaluate the performance of our underwriting segment, and does not include other underwriting income (loss), net investment income (loss), interest expense, net foreign exchange gains (losses), income tax expenses and preference dividends. Although these items are an integral part of our operations, with the exception of other underwriting income (loss), they are independent of the underwriting process and result, in large part, from general economic and financial market conditions. We include other underwriting income (loss) in our adjusted underwriting income (loss), as described in more detail below. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of underwriting income to net income (loss) available to common shareholders.
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
Adjusted combined ratio
Adjusted combined ratio is a non-U.S. GAAP financial measure. The adjusted combined ratio is calculated as the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses less certain corporate expenses, divided by the sum of net premiums earned and other underwriting income (loss). This ratio is a measure of our underwriting and operational profitability but does not include certain corporate expenses or net investment income earned on underwriting cash flows. Certain corporate expenses are generally comprised of non-recurring costs of the holding company, such as costs associated with the initial setup of subsidiaries, as well as costs associated with the ongoing operations of the holding company such as compensation of certain executives. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of our adjusted combined ratio to our combined ratio.

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
Comment on non-U.S. GAAP financial measures
Throughout this report, we present our operations in the way we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who will use our financial information in evaluating the performance of our company. This presentation includes the use of underwriting income (loss), adjusted underwriting income (loss), adjusted combined ratio and the separate components of our investment returns (non-investment grade investment portfolio and investment grade investment portfolio). The presentation of these metrics constitutes non-U.S. GAAP financial measures as defined by applicable SEC rules. We believe that this presentation enables investors and other users of our financial information to analyze our performance in a manner similar to how management analyzes performance. We also believe that this presentation follows industry practice and, therefore, allows the equity analysts and certain rating agencies that follow us and the insurance industry as a whole, as well as other users of our financial information to compare our performance with our industry peer group. See “-Reconciliation of non-U.S. GAAP financial measures” for reconciliations of such measures to the most directly comparable U.S. GAAP financial measures, in accordance with applicable SEC rules.
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
Expenses
Our expenses consist primarily of the following:

•	loss and loss adjustment expenses;

•	acquisition expenses;

•	general and administrative expenses;

•	investment related expenses; and

•	interest expense.
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
Interest expense consists of interest incurred on the $175.0 million aggregate principal amount of 6.5% senior notes due July 2, 2029, or the senior notes, that we issued on July 2, 2019. Interest on the senior notes will be paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020.
Reportable segment
We report results under one segment, which we refer to as our “underwriting segment.” Our underwriting segment captures the results of our underwriting lines of business, which are comprised of specialty products on a worldwide basis. We also have a corporate function that includes accelerated expense for the unamortized original issue discount and underwriting fees relating to the partial redemption of our 8½% cumulative redeemable preference shares, or the preference shares, and interest expense on our senior notes as well as certain operating expenses related to corporate activities referred to as certain corporate expenses. Certain corporate expenses are generally comprised of non-recurring costs of the holding company, such as costs associated with the initial setup of subsidiaries, accelerated compensation expense recognition for retirement eligible employees, and costs associated with the ongoing operations of the holding company such as compensation of certain executives (refer to “- Reconciliation of non-U.S. GAAP financial measures” for a discussion about certain corporate expenses).

Consolidated results - for the three and nine months ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	% Change	2018	2019	% Change	2018
	($ in thousands)
Gross premiums written	$249,960	35.1%	$185,033	$598,627	4.3%	$574,078
Gross premiums ceded	(94,208)		(33,356)	(178,118)		(102,263)
Net premiums written	155,752	2.7%	151,677	420,509	(10.9)%	471,815
Net premiums earned	125,832	(7.2)%	135,624	423,244	(2.0)%	431,889
Loss and loss adjustment expenses	(96,214)		(96,957)	(318,480)		(312,087)
Acquisition expenses	(27,612)		(33,778)	(97,003)		(106,708)
General and administrative expenses (1)	(7,027)		(5,801)	(24,018)		(16,274)
Underwriting income (loss) (2)	(5,021)	450.5%	(912)	(16,257)	411.2%	(3,180)
Other underwriting income (loss)	579		703	1,844		2,092
Interest income	41,376		38,704	123,113		109,830
Investment management fees - related parties	(4,606)		(4,314)	(13,585)		(12,616)
Borrowing and miscellaneous other investment expenses	(7,234)		(6,993)	(23,143)		(19,636)
Net interest income	29,536		27,397	86,385		77,578
Realized and unrealized gain (loss) on investments	(14,646)		(3,617)	18,138		(16,237)
Investment performance fees - related parties	(850)		(2,407)	(8,342)		(6,606)
Net investment income (loss)	14,040	(34.3)%	21,373	96,181	75.7%	54,735
Interest expense	(2,841)		—	(2,841)		—
Net foreign exchange gains (losses)	167		2,582	(711)		1,847
Income tax expense	—		—	(20)		(27)
Net income (loss) before preference dividends and redemption costs	6,924		23,746	78,196		55,467
Preference dividends	(2,608)		(4,909)	(12,423)		(14,724)
Accelerated amortization of costs related to the redemption of preference shares	(4,164)		—	(4,164)		—
Net income (loss) available to common shareholders	$152	(99.2)%	$18,837	$61,609	51.2%	$40,743

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Change	2018	2019	Change	2018
	($ in thousands)
Loss ratio	76.5%	5.0%	71.5%	75.2%	2.9%	72.3%
Acquisition expense ratio	21.9%	(3.0)%	24.9%	22.9%	(1.8)%	24.7%
General & administrative expense ratio	5.6%	1.3%	4.3%	5.7%	1.9%	3.8%
Combined ratio	104.0%	3.3%	100.7%	103.8%	3.0%	100.8%

Adjusted underwriting income (loss)(2)	$(2,270)		$738	$(5,483)		$2,012
Adjusted combined ratio (2)	101.8%	2.3%	99.5%	101.3%	1.8%	99.5%
Annualized return on average equity (3)	0.1%		7.7%	8.7%		5.6%
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
(3) Annualized return on average equity represents net income (loss) expressed as a percentage of average common shareholders’ equity during the period. Annualized return on average equity for the three and nine months ended September 30, 2019 and 2018 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three and nine month periods, the average common shareholders’ equity is calculated as the average of the beginning and ending common shareholders’ equity of each quarterly period.
Results for the three months ended September 30, 2019 versus 2018:
Net income attributable to common shareholders was $0.2 million for the three months ended September 30, 2019, compared to net income of $18.8 million for the three months ended September 30, 2018. The 2019 third quarter net income decrease over the same prior year period was driven by a decrease in net investment income, an increased underwriting loss and one-time expenses related to the redemption of 76.34% of our then outstanding preference shares.
During the 2019 third quarter, net investment income decreased by $7.3 million, to $14.0 million. The decrease in net investment income was primarily due to realized and unrealized losses increasing by $11.0 million, compared to the 2018 third quarter. The increase was primarily due to slight widening of credit spreads this quarter, resulting in net realized and unrealized losses of $14.6 million. This was partially offset by an increase in net interest income of $2.1 million and a reduction of performance fees of $1.5 million.
The 2019 third quarter underwriting loss of $5.0 million was primarily the result of increased loss and loss adjustment expenses and higher general and administrative expenses during the quarter. This was partially offset by a reduction in acquisition expenses compared to the 2018 third quarter.
The 2019 third quarter loss ratio was 76.5%, 5 points higher than a year ago. The increase in the loss ratio partly reflected changes in the mix and type of business, which also resulted in a 3-point lower acquisition expense ratio versus the prior year quarter. In addition, the 2018 third quarter results benefited from 1.7 points of net favorable loss reserve development, while loss reserve development in the 2019 third quarter was essentially flat.
The 2019 third quarter general and administrative expense ratio was 5.6%, 1.3 points higher than a year ago. The increase this quarter versus the 2018 third quarter reflected ongoing public company corporate expenses that were not present in the comparable prior period.
On July 2, 2019, we completed a private offering of $175.0 million aggregate principal amount of our 6.5% senior notes, due July 2, 2029. Interest expense incurred on the senior notes was $2.8 million in the 2019 third quarter. The net proceeds from the offering were used to redeem 76.34% of our then outstanding 8½% cumulative redeemable preference shares.
We incurred $5.5 million of one-time expenses related to the preference share redemption, comprised of $4.2 million of accelerated amortization of the original discount and issuance costs, plus $1.3 million of final dividends paid on the then redeemed preference shares.
Results for the nine months ended September 30, 2019 versus 2018:
Net income attributable to common shareholders was $61.6 million for the nine months ended September 30, 2019, compared to net income of $40.7 million for the nine months ended September 30, 2018. The nine months ended September 30, 2019 net income increase over the same prior year period was driven by an increase in net investment income, offset in part by an increased underwriting loss and one-time expenses related to the redemption of our preference shares as described above.
During the nine months ended September 30, 2019, net investment income increased by $41.4 million, to $96.2 million. The increase in net investment income was primarily due to an increase in net realized and unrealized gains of $34.4 million, compared to the first nine months of 2018. The increase was primarily due to the narrowing of credit spreads through the first nine months of 2019, resulting in net realized and unrealized gains of $18.1 million. In addition, net interest income increased 11.4%, from $77.6 million in the first nine months of 2018 to $86.4 million in the nine months ended September 30, 2019.
The underwriting loss of $16.3 million for the nine months ended September 30, 2019 was primarily the result of increased loss and loss adjustment expenses and higher general and administrative expenses and a reduction in net premiums earned.
The nine months ended September 30, 2019 loss ratio was 75.2%, 2.9 points higher than a year ago. The increase in the loss ratio partly reflected changes in the mix and type of business, which also resulted in a 1.8 point lower acquisition expense ratio. In addition, results for the first nine months of 2018 benefited from 0.5 points of net favorable loss reserve development, while loss reserve development this year was essentially flat.
The increase in general and administrative expenses reflected ongoing public company expenses and timing of certain long-term incentive compensation expenses reported in the 2019 second quarter, including a one-time accelerated compensation expense.
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

Gross premiums written
Gross premiums written for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$145,129	58.1%	$80,274	43.4%	$253,287	42.3%	$222,636	38.8%
Other specialty reinsurance	22,453	9.0%	37,434	20.2%	84,587	14.1%	151,083	26.3%
Property catastrophe reinsurance	3,461	1.4%	1,353	0.7%	15,382	2.6%	8,740	1.5%
Insurance programs and coinsurance	78,917	31.5%	65,972	35.7%	245,371	41.0%	191,619	33.4%
Total	$249,960	100.0%	$185,033	100.0%	$598,627	100.0%	$574,078	100.0%
Results for the three months ended September 30, 2019 versus 2018:
Gross premiums written were $250.0 million for the three months ended September 30, 2019 compared to $185.0 million for the three months ended September 30, 2018, an increase of $64.9 million, or 35.1%. The results for the three months ended September 30, 2019 included the binding of an $81.1 million multi-year excess of loss contract within casualty, for which all of the written premium for the 3 year term was booked this quarter. When the multi-year contract premiums are annualized, total gross premiums written increased 5.9%.
Premium increases in casualty reinsurance, property catastrophe reinsurance, and insurance programs and coinsurance were offset in part by premium reductions in other specialty reinsurance.
Our casualty reinsurance gross premiums increased due to the large multi-year excess of loss contract written during the quarter as discussed above.
The growth of $12.9 million in our insurance programs and coinsurance line of business was driven by the continued expansion of our U.S. and European insurance programs and coinsurance.
During the 2019 third quarter, WICE increased its insurance gross premiums written by $4.7 million, or 10%, to $51.2 million. The increase in gross premiums written primarily related to increased European motor writings. In addition, during the 2019 third quarter, WSIC and WIC collectively grew their insurance programs’ gross premiums written by $8.2 million, or 42.1%, to $27.8 million.
Additionally, other specialty gross premiums were down due to the 2019 first quarter non-renewal of one motor quota share contract. The remaining decrease primarily related to the 2019 second quarter reduction in one large client’s underlying exposure ceded at this year’s renewal.
Results for the nine months ended September 30, 2019 versus 2018:
Gross premiums written were $598.6 million for the nine months ended September 30, 2019 compared to $574.1 million for the nine months ended September 30, 2018, an increase of $24.5 million, or 4.3%. The nine months ended September 30, 2019 results included the binding of an

$81.1 million multi-year excess of loss contract within casualty, for which all of the written premium for the 3 year term was booked in the 2019 third quarter. When the multi-year contract premiums are annualized, gross premiums written decreased 5.1%.
Premium increases in casualty reinsurance, property catastrophe reinsurance and insurance programs and coinsurance were offset in part by a written premium reduction in other specialty reinsurance.
Our casualty reinsurance gross premiums increased due to the large multi-year excess of loss contract written during the 2019 third quarter as discussed above. The increase was offset in part by the 2019 first quarter non-renewal of one multi-line quota share contract as well as the continued impact of gradually reduced participations over time on one cedent’s professional liability reinsurance program.
The growth of $53.8 million in our insurance programs and coinsurance line of business driven by the continued expansion of our U.S. and European insurance programs and coinsurance. During the nine months ended September 30, 2019, WICE increased its insurance gross premiums written by $24.9 million, or 18.1%, to $162.1 million. The increase in gross premiums written primarily related to increased European motor writings, including a restructured insurance program on which we previously participated on a coinsurance basis, and now write the entire program ourselves and cede a portion of the risk to maintain a similar net position. In addition, during the nine months ended September 30, 2019, WSIC and WIC collectively grew their insurance programs’ gross premiums written by $28.9 million, or 53.1%, to $83.3 million.
Other specialty gross premiums were down primarily due to the 2019 first quarter non-renewal of one motor quota share contract. Additionally, the first quarter 2018 renewal of a $24.0 million multi-year contract, in which all of the written premium for the 3-year term was booked that quarter with no comparable written premium in 2019. The remaining decrease was largely attributable to the 2019 second quarter reduction in one large client’s underlying exposure ceded at this year’s renewal.
Premiums ceded
Premiums ceded were $94.2 million for the three months ended September 30, 2019, compared to $33.4 million for the three months ended September 30, 2018, an increase of $60.9 million. Premiums ceded were $178.1 million for the nine months ended September 30, 2019, compared to $102.3 million for the nine months ended September 30, 2018, an increase of $75.9 million. In each of the three and nine month periods, the increase in premiums ceded primarily related to the binding of the 3-year $81.1 million casualty reinsurance excess of loss contract written during the 2019 third quarter, of which a significant portion was ceded to match our risk tolerances. Premium ceded to Arch increased significantly, primarily due to the casualty excess of loss contract described above, as well as the fact that, as our insurance gross premiums written have grown in our WICE, WSIC, and WIC companies, the outward ceded premiums to Arch have grown in proportion.

Net premiums written
Net premiums written for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$92,084	59.1%	$80,149	52.8%	$199,226	47.3%	$221,669	47.0%
Other specialty reinsurance	22,093	14.2%	35,466	23.4%	81,798	19.5%	138,259	29.3%
Property catastrophe reinsurance	3,040	2.0%	1,342	0.9%	14,643	3.5%	8,515	1.8%
Insurance programs and coinsurance	38,535	24.7%	34,720	22.9%	124,842	29.7%	103,372	21.9%
Total	$155,752	100.0%	$151,677	100.0%	$420,509	100.0%	$471,815	100.0%
Results for the three months ended September 30, 2019 versus 2018:
Net premiums written were $155.8 million for the three months ended September 30, 2019 compared to $151.7 million for the three months ended September 30, 2018, an increase of $4.1 million or 3.0%. The increase of our net premiums written was a result of our gross premiums written and ceded premium movements discussed above.
Results for the nine months ended September 30, 2019 versus 2018:
Net premiums written were $420.5 million for the nine months ended September 30, 2019 compared to $471.8 million for the nine months ended September 30, 2018, a decrease of $51.3 million or 10.9%. The reduction of our net premiums written was in line with our gross premiums written and ceded premium movements discussed above.
Net premiums earned
Net premiums earned for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$52,266	41.5%	$63,292	46.7%	$183,085	43.2%	$206,532	47.8%
Other specialty reinsurance	31,563	25.1%	36,987	27.3%	118,759	28.1%	125,271	29.0%
Property catastrophe reinsurance	3,617	2.9%	2,481	1.8%	9,707	2.3%	7,443	1.7%
Insurance programs and coinsurance	38,386	30.5%	32,864	24.2%	111,693	26.4%	92,643	21.5%
Total	$125,832	100.0%	$135,624	100.0%	$423,244	100.0%	$431,889	100.0%
Results for the three months ended September 30, 2019 versus 2018:
Net premiums earned were $125.8 million for the three months ended September 30, 2019 compared to $135.6 million for the three months ended September 30, 2018, a decrease of $9.8 million or 7.2%. The decrease in net premiums earned was primarily due to the reduction in one large client’s underlying exposure ceded at this year’s renewal, the continued impact of reduced participations over time on one cedent’s professional liability contracts, and the 2019 first quarter non-renewal of one multi-line quota share contract. Reductions in earned premium were offset in part by premium growth of the WICE, WSIC and WIC platforms.
Results for the nine months ended September 30, 2019 versus 2018:
Net premiums earned were $423.2 million for the nine months ended September 30, 2019 compared to $431.9 million for the nine months ended September 30, 2018, a decrease of $8.6 million or 2.0%. The decrease in net premiums earned was primarily due to the reduction in one large client’s underlying exposure ceded at this year’s renewal, the continued impact of reduced participations over time on one cedent’s professional liability contracts, and the 2019 first quarter non-renewal of one multi-line quota share contract. Reductions in earned premium were offset in part by premium growth of the WICE, WSIC and WIC platforms.
Loss ratio
The following table shows the components of our loss and loss adjustment expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums
	($ in thousands)
Current year	$96,417	76.6%	$99,215	73.2%	$318,812	75.3%	$314,381	72.8%
Prior year development (favorable)/adverse	(203)	(0.1)%	(2,258)	(1.7)%	(332)	(0.1)%	(2,294)	(0.5)%
Loss and loss adjustment expenses	$96,214	76.5%	$96,957	71.5%	$318,480	75.2%	$312,087	72.3%
Results for the three months ended September 30, 2019 versus 2018:
Our loss ratio was 76.5% for the three months ended September 30, 2019, compared to 71.5% for the three months ended September 30, 2018, an increase of 5.0 points. The increase in the loss ratio partly reflected changes in the mix and type of business, which also resulted in a 3 point lower acquisition expense ratio versus the prior year quarter. In addition, the results for the nine months ended September 30, 2018 benefited from 1.7 points of net favorable loss reserve development, while loss reserve development in the 2019 third quarter was essentially flat.
Results for the nine months ended September 30, 2019 versus 2018:
Our loss ratio was 75.2% for the nine months ended September 30, 2019, compared to 72.3% for the nine months ended September 30, 2018, an increase of 2.9%. The increase in the loss ratio partly reflected changes in the mix and type of business, which also resulted in a 1.8 point lower acquisition expense ratio. In addition, the results for the first nine months of 2018 benefited from 0.5 points of net favorable loss reserve development, while loss reserve development for the first nine months of 2019 was essentially flat.
Refer to Note 5, “Reserve for losses and loss adjustment expenses” to our consolidated financial statements for more information about our prior year reserve development.
Acquisition expense ratio
Results for the three months ended September 30, 2019 versus 2018:
Our acquisition expense ratio was 21.9% for the three months ended September 30, 2019, a reduction of 3.0% from the three months ended September 30, 2018. The lower acquisition expense ratio was largely driven by an increased percentage of insurance net premiums earned and a greater percentage of premiums earned on certain contracts with higher loss ratios and correspondingly lower acquisition expenses.
Results for the nine months ended September 30, 2019 versus 2018:
Our acquisition expense ratio was 22.9% for the nine months ended September 30, 2019, a reduction of 1.8% from the nine months ended September 30, 2018. The lower acquisition expense ratio was largely driven by an increased percentage of insurance net premiums earned and a greater percentage of premiums earned on certain contracts with higher loss ratios and correspondingly lower acquisition expenses.
General and administrative expense ratio
Results for the three months ended September 30, 2019 versus 2018:
Our general and administrative expense ratio was 5.6% for the three months ended September 30, 2019, compared to 4.3% for the three months ended September 30, 2018. The 1.3 point increase this quarter reflected ongoing public company corporate expenses.
Results for the nine months ended September 30, 2019 versus 2018:
Our general and administrative expense ratio was 5.7% for the nine months ended September 30, 2019, compared to 3.8% for the nine months ended September 30, 2018. The 1.9 point increase reflected both ongoing public company corporate expenses and the timing of certain one-time accelerated compensation expense incurred in the 2019 second quarter.
Combined ratio
Results for the three months ended September 30, 2019 versus 2018:
Our combined ratio was 104.0% for the three months ended September 30, 2019, compared to 100.7% for the three months ended September 30, 2018, an increase of 3.3%. In the 2019 third quarter, there was a 5.0 point increase in the loss expense ratio, a 1.3 point increase in the general and administrative expense ratio, offset in part by a 3.0 point decrease in acquisition expense ratio, versus the prior period, as described above.
Results for the nine months ended September 30, 2019 versus 2018:
Our combined ratio was 103.8% for the nine months ended September 30, 2019, compared to 100.8% for the nine months ended September 30, 2018, an increase of 3.0%. In the first nine months of 2019, there was a 2.9 point increase in the loss ratio, a 1.9 point increase in the general and administrative expense ratio, offset in part by a 1.8 point decrease in acquisition expense ratio, versus the prior period, as described above.

Investing results
The following table summarizes the components of total investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Interest income	$41,376	$38,704	$123,113	$109,830
Investment management fees - related parties	(4,606)	(4,314)	(13,585)	(12,616)
Borrowing and miscellaneous other investment expenses	(7,234)	(6,993)	(23,143)	(19,636)
Net interest income	29,536	27,397	86,385	77,578
Net realized gains (losses) on investments	645	4,004	2,716	(9,387)
Net unrealized gains (losses) on investments	(15,291)	(7,621)	15,422	(6,850)
Investment performance fees - related parties	(850)	(2,407)	(8,342)	(6,606)
Net investment income (loss)	$14,040	$21,373	$96,181	$54,735

Net interest income yield on average net assets (1)	1.4%	1.3%	4.1%	3.9%
Non-investment grade portfolio (1)	1.7%	1.7%	5.2%	5.1%
Investment grade portfolio (1)	0.6%	0.5%	1.8%	1.4%
Net investment income return on average net assets (1)	0.6%	1.1%	4.5%	2.8%
Non-investment grade portfolio (1)	0.6%	1.4%	5.1%	4.2%
Investment grade portfolio (1)	0.8%	0.4%	2.9%	0.1%
Net investment income return on average total investments (2)	0.5%	0.8%	3.5%	2.1%
Non-investment grade portfolio (2)	0.5%	1.1%	4.3%	3.4%
Investment grade portfolio (2)	0.8%	0.4%	2.9%	0.1%
(1) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the three and nine month periods, average net assets is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments. For the three and nine month periods, average total investments is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments.
Results for the three months ended September 30, 2019 versus 2018:
Net investment income was $14.0 million for the three months ended September 30, 2019 compared to net investment income of $21.4 million for the three months ended September 30, 2018, a decrease of $7.3 million. The 2019 third quarter net investment income return on average net assets was 0.6% as compared to 1.1% for the prior period.

The 2019 third quarter net investment return was driven by net interest income of $29.5 million, which increased 7.8% from the 2018 third quarter. The net interest income increase over the prior year quarter reflected the growth in average net invested assets. This increase was partially offset by net realized and unrealized losses of $14.6 million.
The 2019 third quarter non-investment grade portfolio net interest income yield was 1.7%, consistent with 1.7% in the third quarter of 2018. The net realized and unrealized losses reported in the 2019 third quarter were $16.4 million. The losses were reflective of a slight widening of credit spreads in the quarter.
The 2019 third quarter investment grade portfolio net interest income yield was 0.6%, consistent with 0.5% in the prior period. The slightly higher yield this quarter reflected higher interest rates in 2019. In addition, the investment grade portfolio recognized $1.8 million of net realized and unrealized gains in the quarter as compared to a loss of $0.6 million in the third quarter of 2018. The net realized and unrealized gains largely related to interest rate movements in 2019.
Results for the nine months ended September 30, 2019 versus 2018:
Net investment income was $96.2 million for the nine months ended September 30, 2019 compared to net investment income of $54.7 million in the prior period, an increase of $41.4 million. For the nine months ended September 30, 2019, the net investment income return on average net assets was 4.5% as compared to 2.8% for the prior period.
The net investment return for the nine months ended September 30, 2019 was driven by net interest income of $86.4 million, which increased 11.4% from the prior period. The net interest income increase over the prior period reflected the growth in average net invested assets. Additionally, net realized and unrealized gains of $18.1 million contributed to net investment income.
The non-investment grade portfolio net interest income yield for the nine months ended September 30, 2019 was 5.2%, remaining consistent with 5.1% in the prior period. Net realized and unrealized gains reported through the nine months ended September 30, 2019 totaled $7.8 million. The increase was primarily due to the narrowing of credit spreads through the first nine months of 2019.
The investment grade portfolio net interest income yield for the nine months ended September 30, 2019 was 1.8%, an increase from 1.4% in the prior period, reflecting higher interest rates in 2019. In addition, the investment grade portfolio recognized $10.3 million of net realized and unrealized gains, compared to a loss of $10.5 million in the prior period. The net realized and unrealized gains largely related to interest rate movements in the respective periods.
Growth in book value per diluted common share
Results for the three months ended September 30, 2019 versus 2018: Book value per diluted common share was $42.05 as of September 30, 2019, compared to $42.07 per share as of June 30, 2019. The decrease was driven by a $0.9 million other comprehensive loss.
Results for the nine months ended September 30, 2019 versus 2018: Book value per diluted common share was $42.05 as of September 30, 2019, compared to $39.22 per share as of December 31, 2018, an increase of $2.83 or 7.2%. The increase was driven by net investment income of $96.2 million, offset in part by an underwriting loss of $16.3 million.
Return on average equity
Results for the three months ended September 30, 2019 versus 2018: Our annualized return on average equity was 0.1% for the three months ended September 30, 2019, compared to 7.7% for the three months ended September 30, 2018. The decrease in return on average equity was driven by reduced net investment income of $7.3 million, an increased underwriting loss of $4.1 million and one-time expenses related to the redemption of 76.34% of our preference shares.
Results for the nine months ended September 30, 2019 versus 2018: Our annualized return on average equity was 8.7% for the nine months ended September 30, 2019, compared to 5.6% for the nine months ended September 30, 2018. The increase in return on average equity was driven by net investment income of $96.2 million, offset in part by an underwriting loss of $16.3 million and one-time expenses related to the redemption of 76.34% of our preference shares.

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
Underwriting income (loss) is useful in evaluating our underwriting performance, without regard to other underwriting income (losses), net investment income (losses), interest expense, net foreign exchange gains (losses), income tax expenses and preference dividends.
Adjusted underwriting income (loss) is useful in evaluating our underwriting performance, without regard to net investment income (losses), interest expense, net foreign exchange gains (losses), income tax expenses, preference dividends and certain corporate expenses (which are described in more detail above). We define underwriting income (loss) as net premiums earned, less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses, and we define adjusted underwriting income (loss) as underwriting income (loss) plus other underwriting income (loss) less certain corporate expenses. Our adjusted combined ratio is a key indicator of our profitability, without regard to certain corporate expenses. We calculate the adjusted combined ratio by dividing the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses less certain corporate expenses by the sum of net premiums earned and other underwriting income (loss).
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

Reconciliation of underwriting income (loss) and adjusted underwriting income (loss)
Underwriting income (loss) reconciles to net income (loss) available to common shareholders, and adjusted underwriting income (loss) reconciles to underwriting income (loss) for the three and nine months ended September 30, 2019 and 2018 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Net income (loss) available to common shareholders	$152	$18,837	$61,609	$40,743
Preference dividends	2,608	4,909	12,423	14,724
Accelerated amortization of costs related to the redemption of preference shares	4,164	—	4,164	—
Net income (loss) before dividends and redemption costs	6,924	23,746	78,196	55,467
Income tax expense	—	—	20	27
Interest expense	2,841	—	2,841	—
Net foreign exchange (gains) losses	(167)	(2,582)	711	(1,847)
Net investment (income) loss	(14,040)	(21,373)	(96,181)	(54,735)
Other underwriting (income) loss	(579)	(703)	(1,844)	(2,092)
Underwriting income (loss)	(5,021)	(912)	(16,257)	(3,180)
Certain corporate expenses	2,172	947	8,930	3,100
Other underwriting income (loss)	579	703	1,844	2,092
Adjusted underwriting income (loss)	$(2,270)	$738	$(5,483)	$2,012

Reconciliation of the adjusted combined ratio
The adjusted combined ratio reconciles to the combined ratio for the three and nine months ended September 30, 2019 and 2018 as follows:

	Three Months Ended September 30,
	2019			2018
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$96,214	$—	$96,214	$96,957	$—	$96,957
Acquisition expenses	27,612	—	27,612	33,778	—	33,778
General & administrative expenses (1)	7,027	(2,172)	4,855	5,801	(947)	4,854
Net premiums earned (1)(2)	125,832	579	126,411	135,624	703	136,327

Loss ratio	76.5%			71.5%
Acquisition expense ratio	21.9%			24.9%
General & administrative expense ratio (1)	5.6%			4.3%
Combined ratio	104.0%			100.7%
Adjusted loss ratio			76.1%			71.1%
Adjusted acquisition expense ratio			21.8%			24.8%
Adjusted general & administrative expense ratio			3.9%			3.6%
Adjusted combined ratio			101.8%			99.5%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

	Nine Months Ended September 30,
	2019			2018
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$318,480	$—	$318,480	$312,087	$—	$312,087
Acquisition expenses	97,003	—	97,003	106,708	—	106,708
General & administrative expenses (1)	24,018	(8,930)	15,088	16,274	(3,100)	13,174
Net premiums earned (1)(2)	423,244	1,844	425,088	431,889	2,092	433,981

Loss ratio	75.2%			72.3%
Acquisition expense ratio	22.9%			24.7%
General & administrative expense ratio (1)	5.7%			3.8%
Combined ratio	103.8%			100.8%
Adjusted loss ratio			74.9%			71.9%
Adjusted acquisition expense ratio			22.8%			24.6%
Adjusted general & administrative expense ratio			3.6%			3.0%
Adjusted combined ratio			101.3%			99.5%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

Reconciliation of the non-investment grade portfolio and investment grade portfolio components of our investment returns
The non-investment grade portfolio and the investment grade portfolio components of our investment returns for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$35,014	$6,362	$—	$41,376	$34,338	$4,366	$—	$38,704
Investment management fees - related parties	(4,204)	(402)	—	(4,606)	(4,008)	(306)	—	(4,314)
Borrowing and miscellaneous other investment expenses	(3,573)	(225)	(3,436)	(7,234)	(4,050)	(80)	(2,863)	(6,993)
Net interest income	27,237	5,735	(3,436)	29,536	26,280	3,980	(2,863)	27,397
Net realized gains (losses) on investments	(750)	1,395	—	645	4,095	(91)	—	4,004
Net unrealized gains (losses) on investments (1)	(15,668)	377	—	(15,291)	(7,129)	(492)	—	(7,621)
Investment performance fees - related parties	(850)	—	—	(850)	(2,407)	—	—	(2,407)
Net investment income (loss)	$9,969	$7,507	$(3,436)	$14,040	$20,839	$3,397	$(2,863)	$21,373

Average total investments (2)	$1,854,911	$915,081	$—	$2,769,992	$1,924,657	$827,085	$—	$2,751,742
Average net assets (3)	$1,586,134	$915,632	$(328,751)	$2,173,015	$1,501,942	$827,058	$(295,647)	$2,033,353

Net interest income yield on average net assets (3)	1.7%	0.6%		1.4%	1.7%	0.5%		1.3%
Net investment income return on average total investments (2)	0.5%	0.8%		0.5%	1.1%	0.4%		0.8%
Net investment income return on average net assets (3)	0.6%	0.8%	(1.0)%	0.6%	1.4%	0.4%	(1.0)%	1.1%
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

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$104,845	$18,268	$—	$123,113	$97,594	$12,236	$—	$109,830
Investment management fees - related parties	(12,446)	(1,139)	—	(13,585)	(11,728)	(888)	—	(12,616)
Borrowing and miscellaneous other investment expenses	(12,240)	(667)	(10,236)	(23,143)	(11,575)	(274)	(7,787)	(19,636)
Net interest income	80,159	16,462	(10,236)	86,385	74,291	11,074	(7,787)	77,578
Net realized gains (losses) on investments	392	2,324	—	2,716	(5,198)	(4,189)	—	(9,387)
Net unrealized gains (losses) on investments (1)	7,446	7,976	—	15,422	(560)	(6,290)	—	(6,850)
Investment performance fees - related parties	(8,342)	—	—	(8,342)	(6,606)	—	—	(6,606)
Net investment income (loss)	$79,655	$26,762	$(10,236)	$96,181	$61,927	$595	$(7,787)	$54,735

Average total investments (2)	$1,874,014	$910,784	$—	$2,784,798	$1,833,711	$799,012	$—	$2,632,723
Average net assets (3)	$1,546,871	$909,169	$(324,452)	$2,131,588	$1,465,589	$801,481	$(282,191)	$1,984,879

Net interest income yield on average net assets (3)	5.2%	1.8%		4.1%	5.1%	1.4%		3.9%
Net investment income return on average total investments (2)	4.3%	2.9%		3.5%	3.4%	0.1%		2.1%
Net investment income return on average net assets (3)	5.1%	2.9%	(3.2)%	4.5%	4.2%	0.1%	(2.8)%	2.8%
(1) Net unrealized gains (losses) on investments excludes unrealized gains and losses from the available for sale portfolios, which are recorded in other comprehensive income.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments. For the nine-month period, average total investments is calculated using the average of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income.
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

	As of September 30, 2019				As of September 30, 2018
	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total
	($ in thousands)
Average total investments - QTD	$1,854,911	$915,081	$—	$2,769,992	$1,924,657	$827,085	$—	$2,751,742
Average total investments - YTD	1,874,014	910,784	—	2,784,798	1,833,711	799,012	—	2,632,723

Average net assets - QTD	1,586,134	915,632	(328,751)	2,173,015	1,501,942	827,058	(295,647)	2,033,353
Average net assets - YTD	1,546,871	909,169	(324,452)	2,131,588	1,465,589	801,481	(282,191)	1,984,879

Total investments	$1,876,346	$893,532	$—	$2,769,878	$1,928,336	$847,644	$—	$2,775,980
Accrued Investment Income	13,805	4,472	—	18,277	14,082	3,568	—	17,650
Receivable for Securities Sold	25,274	9	—	25,283	35,956	197	—	36,153
Less: Payable for Securities Purchased	36,870	3,716	—	40,586	127,708	7,982	—	135,690
Less: Payable for Securities Sold Short	65,736	—	—	65,736	9,288	—	—	9,288
Less: Revolving credit agreement borrowings	190,447	—	328,750	519,197	322,455	—	301,487	623,942
Net assets	$1,622,372	$894,297	$(328,750)	$2,187,919	$1,518,923	$843,427	$(301,487)	$2,060,863
Non-investment grade borrowing ratio (1)	11.7%				21.2%

Unrealized gains on investments	$34,794	$11,399	$—	$46,193	$49,208	$117	$—	$49,325
Unrealized losses on investments	(131,453)	(9,534)	—	(140,987)	(49,227)	(15,614)	—	(64,841)
Net unrealized gains (losses) on investments	$(96,659)	$1,865	$—	$(94,794)	$(19)	$(15,497)	$—	$(15,516)
(1) The non-investment grade borrowing ratio is calculated as revolving credit agreement borrowings divided by net assets.

Critical accounting policies, estimates and recent accounting pronouncements
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables and fair value measurements. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new company, like our company, are even more difficult to make than those made in a mature company since we have relatively limited historical information through September 30, 2019. Actual results will differ from these estimates and such differences may be material.
The critical accounting policies that we believe affect significant estimates used in the preparation of our consolidated financial statements, as well as certain recent accounting pronouncements, are discussed under the heading “Management’s discussion and analysis of financial condition and results of operations-Critical accounting policies, estimates and recent accounting pronouncements” beginning on page 119 of our prospectus dated March 26, 2019 related to the direct listing of our common shares on the Nasdaq Global Select Market. The information included under that heading has been updated, where applicable, in the notes accompanying our consolidated financial statements included elsewhere in this report, including Note 2, “Basis of presentation and significant accounting policies”. A copy of our prospectus, which was filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act, on March 28, 2019, is accessible on the SEC’s website at www.sec.gov.
Financial condition, liquidity and capital resources
General
We are a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, we depend on our available cash resources, dividends or other distributions from subsidiaries to make payments, including the payment of dividends on our preference shares and operating expenses we may incur. During the nine months ended September 30, 2019 and the year ended December 31, 2018, we received dividends of $12.2 million and $19.3 million, respectively, from Watford Re, our Bermuda operating subsidiary.
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
Financial condition
Shareholders’ equity
2019 versus 2018: Total shareholders’ equity was $960.8 million as of September 30, 2019, compared to $889.6 million as of December 31, 2018, an increase of $71.2 million or 8.0%.
The increase in shareholders’ equity was primarily driven by net investment income of $96.2 million, other comprehensive income of $7.0 million and other underwriting income of $1.8 million, offset in part by an underwriting loss of $16.3 million, preference dividends of $12.4 million, accelerated amortization of costs related to the redemption of preference shares of $4.2 million and an interest expense of $2.8 million.

Investment portfolios
The table below summarizes the credit quality of our total investments as of September 30, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, as applicable:

	Credit Rating (1)
September 30, 2019	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	D	Not Rated
	($ in thousands)
Term loan investments	$1,040,983	$—	$—	$—	$—	$16,766	$683,504	$274,946	$2,502	$—	$63,265
Fixed maturities:
Corporate bonds	434,101	—	34,645	69,062	52,038	15,507	59,544	171,951	—	—	31,354
U.S. government and government agency bonds	298,447	—	298,447	—	—	—	—	—	—	—	—
Asset-backed securities	339,673	2,894	—	31,636	214,387	34,789	18,659	—	—	—	37,308
Mortgage-backed securities	31,318	—	—	—	22,505	1,123	—	—	—	2,800	4,890
Non-U.S. government and government agency bonds	135,579	2,498	133,081	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	2,190	1,142	572	476	—	—	—	—	—	—	—
Total fixed income instruments	2,282,291	6,534	466,745	101,174	288,930	68,185	761,707	446,897	2,502	2,800	136,817
Short-term investments	357,611	15,300	187,484	36,413	109,865	—	—	3,037	—	—	5,512
Total fixed income instruments and short-term investments	2,639,902	21,834	654,229	137,587	398,795	68,185	761,707	449,934	2,502	2,800	142,329
Other Investments	29,583
Equities	100,393
Total	$2,769,878	$21,834	$654,229	$137,587	$398,795	$68,185	$761,707	$449,934	$2,502	$2,800	$142,329
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

The amortized cost and fair value of our term loans, fixed maturities and short-term investments summarized by contractual maturity as of September 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Fair Value	% of Fair Value
	($ in thousands)
September 30, 2019
Due in one year or less	$344,191	$341,747	12.9%
Due after one year through five years	1,199,926	1,154,443	43.7%
Due after five years through ten years	735,861	703,797	26.7%
Due after ten years	70,275	68,924	2.6%
Asset-backed securities	347,881	339,673	12.9%
Mortgage-backed securities	30,168	31,318	1.2%
Total	$2,728,302	$2,639,902	100.0%

December 31, 2018
Due in one year or less	$300,554	$300,519	11.6%
Due after one year through five years	1,322,982	1,269,540	48.8%
Due after five years through ten years	823,643	776,937	29.9%
Due after ten years	3,925	3,814	0.1%
Asset-backed securities	233,215	225,983	8.7%
Mortgage-backed securities	23,466	22,161	0.9%
Total	$2,707,785	$2,598,954	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The following chart shows the composition of our non-investment grade and investment grade portfolios as of September 30, 2019:
Total: $1,876.3 million

Total: $893.5 million
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
Our most significant operating cash outflow is for claim payments. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various fixed income investments that earn interest. We also use cash to pay commissions to brokers, as well as to pay for ongoing operating expenses such as salaries, rent and taxes, interest expense on our senior notes and dividends on our preference shares. We have reinsurance agreements with Arch and others through which we cede a portion of our business. In purchasing reinsurance, we pay part of our premiums to reinsurers and collect cash back when our reinsurers reimburse us for losses subject to our reinsurance coverage.
The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, so their timing can influence cash flows from operating activities in any given period.

Sources of liquidity include cash flows from operations, financing arrangements, or routine sales of investments. The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	($ in thousands)
Cash and cash equivalents provided by (used for):
Operating activities	$177,182	$174,287
Investing activities	28,485	(224,266)
Financing activities	(187,453)	61,917
Effects of exchange rate changes on foreign currency	(1,353)	(1,757)
Change in cash and cash equivalents	$16,861	$10,181
Results for the nine months ended September 30, 2019:

•
Cash provided by operating activities for the nine months ended September 30, 2019 increased from the same period in 2018. We continued to generate significant operating cash inflows, primarily driven by our premium receipts exceeding the level of our paid claims and interest income received.

•
Cash provided by investing activities for the nine months ended September 30, 2019 was higher than the comparative period in the 2018 period when cash was used for investing activities, due to an increase in sales, redemptions and maturities of investments in the 2019 period, rather than higher net purchases in the 2018 period.

•
Cash used for financing activities for the nine months ended September 30, 2019 was due to higher borrowing repayments during the 2019 period and lower withdrawals of borrowings, rather than cash provided by higher net proceeds from borrowings in the same period for 2018. The cash proceeds from the issuance of our senior notes were used to repurchase a portion of our preference shares, resulting in a net impact that was immaterial to our cash flows.

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
Capital resources
In addition to the common shares and preference shares we issued in our initial funding, we have entered into credit facilities to support our business operations. Further, in July 2019, we issued our senior notes and used the net proceeds from the issuance to redeem 76.34% of our then outstanding preference shares, as described in more detail below. We believe that we hold sufficient capital to allow us to take advantage of market opportunities and to maintain our financial strength ratings, as well as to comply with all applicable statutory regulations.
We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our shareholders through share repurchases, cash dividends or other methods (or a combination of such methods). Any such determination will be at the discretion of our board of directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements and such other factors as our board of directors deems relevant. Our board of directors has authorized a share repurchase program under which we may repurchase up to $75 million of our outstanding common shares from time to time. Any such repurchases will be in accordance with applicable laws, our organizational documents and the applicable terms of our outstanding securities. We commenced repurchasing common shares under this program on September 30, 2019. Other than pursuant to this share repurchase program, at the present time, we do not expect to repurchase common shares, declare or pay dividends on our common shares or otherwise return capital to our common shareholders for the foreseeable future.
The following table summarizes our consolidated capital position:

	September 30, 2019		December 31, 2018
	Amount	% of Total Capital	Amount	% of Total Capital
	($ in thousands)
Debt:
Senior notes	$172,350	14.5%	$—	—%
Shareholders’ equity:
Preference shares	52,281	4.4%	220,992	19.9%
Shareholders’ equity	960,773	81.1%	889,608	80.1%
Total	1,013,054	85.5%	1,110,600	100.0%
Total capital available to Watford	$1,185,404	100.0%	$1,110,600	100.0%
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
Prior to August 1, 2019, we had a total of 9,065,200 preference shares that were issued and outstanding and, on August 1, 2019 we redeemed 76.34% of these preference shares as described below. The holders of our remaining preference shares have the option, at any time on or after June 30, 2034, to redeem their preference shares at the liquidation price of $25.00 per share. We have the right to redeem any or all of our remaining preference shares at the original purchase price of $25.00 per share. On June 28, 2019, we completed a direct listing of our preference shares on the Nasdaq Global Select Market. Prior to June 30, 2019, dividends on our preference shares accrued at a fixed rate of 8½% per annum. On June 30, 2019, dividends on our preference shares began accruing at a floating rate. As noted above, on August 1, 2019, we redeemed 6,919,998 of our then outstanding preference shares. The preference shares were redeemed at a total redemption price of $25.19748 per share, inclusive of all declared and unpaid dividends, with accumulation of any undeclared dividends on or after June 30, 2019.
In relation to the partial redemption of the preference shares, an accelerated expense for the unamortized original issue discount and underwriting fees of approximately $4.2 million was recognized in the 2019 third quarter.
On July 2, 2019, we completed a private offering of $175.0 million in aggregate principal amount of our 6.5% senior notes due July 2, 2029. Interest on our senior notes will be paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. Affiliates of Arch Capital Group Ltd. purchased $35.0 million in aggregate principal amount of our senior notes. The $172.3 million net proceeds from the offering were used to redeem a portion of our outstanding preference shares, as described above.
As a result of the issuance of our senior notes and the redemption of our preference shares, we expect to incur interest expenses and a reduction of preference dividends in future periods, with the cumulative effect resulting in substantial savings in our combined interest and preference dividend expense.
In addition to the capital provided by the sale of our common shares, preference shares and senior notes, we may depend on external sources of finance to support our underwriting activities, such as bank credit facilities providing loans and/or letters of credit, as well as additional note issuances. As noted above, additional equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities might have rights, preferences and privileges that are senior to those of our outstanding securities.

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
Since the formation of WICE, we have grown our European motor insurance business. Gross premiums written generated by WICE for the three months ended September 30, 2019 and 2018 were $51.2 million and $46.4 million, respectively. Gross premiums written generated by WICE for the nine months ended September 30, 2019 and 2018 were $162.1 million and $137.2 million, respectively. The majority of such premiums relate to European motor insurance.

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
We target a medium- to long-term, lower volatility underwriting portfolio with tightly managed natural catastrophe exposure in order to reduce the likelihood that our capital and/or liquidity position would be adversely affected by a catastrophe event. We seek to limit our modeled net probable maximum loss, or PML, for property catastrophe exposures for each peak peril and peak zone from a modeled 1-in-250 year occurrence to no more than 10% of our total capital, which is less than most of our principal reinsurance competitors. As of September 30, 2019, our largest modeled peak peril and zone net occurrence PML was 3.2%, respectively, of our total capital. Our conscious effort to limit our catastrophe exposure is designed to lower the volatility of our overall underwriting portfolio and to provide greater certainty as to future claims-related payout patterns and timing. Our casualty-focused underwriting portfolio’s payout pattern is slower than that of most competitors due to the longer tail lines of business we write, and that slower payout pattern provides us with the potential for greater investment income on those premiums.
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

Contractual obligations and commitments
Lloyds letter of credit facility
On May 14, 2019, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2020. Under the renewed Lloyds Facility, we may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which we were in compliance as of September 30, 2019 and December 31, 2018. At such dates, we had approximately $51.0 million and $68.9 million, respectively, in outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in our consolidated balance sheets.
Unsecured letter of credit facility
On September 20, 2019, Watford Re signed a 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp., (the “Unsecured Facility”). The Unsecured Facility amount is $100.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. The Unsecured Facility also requires the maintenance of certain covenants, which we were in compliance with at September 30, 2019. In the Unsecured Facility, we make representations, warranties and covenants that are customary for facilities of this type, which we were in compliance with at September 30, 2019.
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility (the “Secured Facility”) with Bank of America, N.A. through Watford Trust, which had originally been entered into in June 2015. Watford Re owns all of the beneficial interests of Watford Trust. The facility expires on November 30, 2021 and is backed by a portion of Watford Re’s non-investment grade portfolio which has been transferred to Watford Trust and which continues to be managed by HPS pursuant to an investment management agreement between HPS and Watford Trust. The purpose of the facility is to provide borrowing capacity, including for the purchase of loans, securities and other assets and to distribute cash or any such loans, securities or other assets to Watford Re. Pursuant to this credit agreement, the bank assigns borrowing or letter of credit capacity (or “advance rate”) for each eligible asset type held in the trust. Under our credit agreement, advance rates range from 100% for cash and 80% for certain first-lien loans to 40% for certain small-issue unsecured bonds.
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
The borrowings and outstanding letters of credit from the Secured Facility were as follows:

	September 30,	December 31,
	2019	2018
	($ in thousands)
Borrowings to purchase investments	$161,969	$148,194
Borrowings to purchase collateral	328,750	307,487
Total secured credit facility borrowings	490,719	455,681
Outstanding letters of credit	52,533	52,533
The Secured Facility contains various affirmative and negative covenants. As of September 30, 2019 and December 31, 2018, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facility
As of September 30, 2019 and December 31, 2018, we had borrowings of $28.5 million and $238.2 million, respectively, from our custodian bank to purchase USD denominated securities. As of December 31, 2018, the total borrowed amount of $238.2 million included 2.0 million Swiss Francs, or CHF (U.S. dollar equivalent of $2.0 million), to purchase CHF-denominated securities. We pay interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the borrowed Euro denominated funds is included as a component of foreign exchange gains (losses) included in the consolidated statements of net income (loss).
The custodian bank requires us to hold cash and investments on deposit or in an investment account with respect to the borrowed funds. As at September 30, 2019 and December 31, 2018, we were required to hold $40.6 million and $339.1 million, respectively, in such deposits and investment accounts.
Senior notes
On July 2, 2019, we completed a private offering of $175.0 million in aggregate principal amount of our 6.5% senior notes, due July 2, 2029. Interest on the senior notes will be paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. The senior notes are Watford Holding’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of Watford Holdings that are unsecured and unsubordinated. We may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. The senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements, at any time after July 2, 2024. As at September 30, 2019, the carrying amount of the senior notes was $172.3 million, presented net of unamortized debt issuance costs of $2.7 million.
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
As of September 30, 2019 and December 31, 2018, we held $2.2 billion and $2.4 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Included within total pledged assets, we held $6.4 million and $5.5 million, respectively, in deposits with U.S. regulatory authorities.
The following table summarizes our assets pledged as collateral for credit and letter of credit facilities and total return swap transactions, assets held in trust for underwriting transactions and regulatory deposits as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	($ in thousands)
Total investments held in trust as collateral for underwriting transactions and regulatory deposits	$1,109,336	$988,872
Total investments pledged for Secured Facility	962,314	917,837
Total investments pledged for custodian bank	40,562	339,139
Total investments pledged for Lloyds Facility	51,047	68,853
Total investments pledged for Master TRS	58,817	36,336

Contractual obligations and commitments
The following table illustrates our contractual obligations and commitments by due date as of September 30, 2019 and December 31, 2018:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	($ in thousands)
September 30, 2019
Estimated gross payments for losses and loss adjustment expenses (1)	$1,164,945	$294,978	$380,632	$205,890	$283,445
Interest payments on senior notes (2)	110,938	11,375	22,750	22,750	54,063
Senior notes (2)	175,000	—	—	—	175,000
Revolving credit agreement borrowings (3)	519,197	519,197	—	—	—
Operating lease obligations	1,109	283	566	260	—
Total	$1,971,189	$825,833	$403,948	$228,900	$512,508
December 31, 2018
Estimated gross payments for losses and loss adjustment expenses (1)	$1,032,760	$238,291	$316,166	$172,955	$305,348
Revolving credit agreement borrowings (2)	693,917	693,917	—	—	—
Operating lease obligations	1,321	283	566	472	—
Total	$1,727,998	$932,491	$316,732	$173,427	$305,348
(1) The estimated expected contractual commitments related to the reserves for loss and loss adjustment expenses are presented on a gross basis (not reflecting any corresponding reinsurance recoverable amounts that would be due to us).
(2) On July 2, 2019 we completed a private offering of $175.0 million aggregate principal amount of our 6.5% senior notes due July 2, 2029. Interest on the senior notes will be paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020.
(3) Revolving credit agreement borrowings include borrowings from our custodian bank to purchase securities, which is payable on demand. Therefore we have assumed that these payments will be made within one year, but payment may occur over a longer period of time.
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses we are ultimately required to pay may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts discussed above. Amounts discussed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since having purchased reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses as of September 30, 2019 and December 31, 2018 totaled $144.4 million and $86.4 million, respectively.

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
Direct or indirect holders of our shares that are treated as U.S. persons for U.S. federal income tax purposes could be subject to adverse U.S. federal income consequences if we were to become classified as a PFIC.  For more information regarding the risks associated with Watford Holdings or Watford Re being treated as PFICs, see “Risk factors-Risks related to taxation-U.S. Holders may be subject to certain adverse tax consequences based on the application of rules regarding passive foreign investment companies, or PFICs” and “-Changes in U.S. federal tax laws, which may be retroactive, including the finalization of proposed Treasury Regulations, could occur after the initial listing of our common shares on the Nasdaq Global Select Market and could subject Watford Holdings, Watford Re or U.S. Holders to U.S. federal income taxation on the earnings of Watford Holdings, Watford Re or our subsidiaries or could otherwise adversely impact Watford Holdings and its subsidiaries or shareholders”, in our prospectus dated March 26, 2019 related to the direct listing of our common shares on the Nasdaq Global Select Market, filed with the SEC in accordance with Rule 424(b) of the Securities Act on March 28, 2019, which prospectus is accessible on the SEC’s website at www.sec.gov and which risk factors are incorporated by reference herein.
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
Foreign currency risk
Underwriting contracts and policies
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. We have foreign currency exposure related to non-U.S. dollar denominated contracts and policies. Of our gross premiums written from inception, $1.3 billion, or 39.2%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of September 30, 2019 and December 31, 2018, net loss and loss adjustment expense reserves included $378.7 million and $310.2 million, respectively, in foreign currencies.
Investments
We are exposed to foreign currency risk through cash and investments in loans and securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we may employ from a risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2019 and December 31, 2018, our total net long exposure to foreign denominated investments represented 10.8% and 9.5% of our total investment portfolios of $2.8 billion and $2.7 billion, respectively.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies in which we have written contracts and policies would have had on the value of our shareholders’ equity as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
(U.S. dollars in thousands, except per share data)
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$72,179	$65,674
Shareholders’ equity denominated in foreign currencies (1)	(21,727)	(23,501)
Net assets denominated in foreign currencies	$50,452	$42,173
Pre-tax impact of a hypothetical 10% appreciation of the U.S. dollar against foreign currencies:
Shareholders’ equity	$(5,045)	$(4,217)
Book value per diluted common share	$(0.22)	$(0.19)
Pre-tax impact of a hypothetical 10% decline of the U.S. dollar against foreign currencies:
Shareholders’ equity	$5,045	$4,217
Book value per diluted common share	$0.22	$0.19
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

The following table estimates the impact that a 50 basis point and 100 basis point increase or decrease in interest rates would have on the value of our investment portfolios as of September 30, 2019 and December 31, 2018:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	+50	+100
September 30, 2019
Total fair value	$2,798	$2,785	$2,770	$2,754	$2,740
Change from base	1.0%	0.5%	—%	(0.6)%	(1.1)%
Change in unrealized value	$28	$15	$—	$(16)	$(30)

December 31, 2018
Total fair value	$2,778	$2,758	$2,738	$2,719	$2,700
Change from base	1.5%	0.7%	—%	(0.7)%	(1.4)%
Change in unrealized value	$40	$20	$—	$(19)	$(38)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our portfolios as of September 30, 2019 and December 31, 2018:

	Percentage Shift in Credit Spreads
(U.S. dollars in millions)	-50%	-10%	0	+10%	+50%
September 30, 2019
Total fair value	$2,921	$2,801	$2,770	$2,738	$2,607
Change from base	5.5%	1.1%	—%	(1.2)%	(5.9)%
Change in unrealized value	$151	$31	$—	$(32)	$(163)

December 31, 2018
Total fair value	$2,930	$2,778	$2,738	$2,698	$2,539
Change from base	6.6%	1.4%	—%	(1.5)%	(7.8)%
Change in unrealized value	$192	$40	$—	$(40)	$(199)
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
Liquidity risk
Certain of our investments are, or may become, illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments including our Level 3 (non-quoted) assets, which, as of September 30, 2019 and December 31, 2018, represented 5.7% and 6.0% of our total investments, respectively. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of rating agencies in a period of market illiquidity, certain of our investments may be difficult to sell in a timely manner and may have to be sold or otherwise liquidated for less than what may otherwise have been possible under normal market conditions.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. Other Information
Item 1. Legal proceedings
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of September 30, 2019, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.
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
Other than as noted below, there have been no material changes to the risk factors included in the Risk Factor Section.
The failure to maintain our credit facilities and letter of credit facilities or to have adequate available collateral in connection with reinsurance contracts may negatively affect our ability to successfully implement our business strategy.
We currently have access to an $800 million secured credit facility that provides for borrowings as well as two separate $100 million letter of credit facilities, one of which is secured by collateral assets and one which is unsecured, that provide for the issuance of letters of credit. These facilities allow us to borrow for investment and general purposes and also to provide collateral to counterparties in the form of letters of credit. If such facilities were to become unavailable, we may be required to liquidate investment assets at inopportune times, forcing us to realize investment losses. Additionally, the unavailability of such facilities may limit our ability to borrow funds for investment purposes, thereby reducing our investment income, or prevent us from writing certain classes of business where collateral in the form of letters of credit is required.
In particular, our primary reinsurance operating subsidiary, Watford Re, is neither licensed nor admitted as a reinsurer in any jurisdiction other than Bermuda nor is it licensed or admitted as an insurer in any jurisdiction in the United States. Certain jurisdictions, including the United States, may not permit our insurance company clients to take full statutory credit for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate collateral is provided. In addition, ceding companies, including Arch, may require additional collateral to mitigate counterparty risk irrespective of regulatory requirements. As a result, we are generally required either to post collateral or to provide a letter of credit in connection with this portion of our business. We have, and intend to maintain, letter of credit facilities and/or trust arrangements to meet these collateral requirements.
An event of default under our credit facilities or our letter of credit facilities (including as a result of events that are beyond our control) may require us to liquidate assets held in our credit facilities, have an adverse effect on our liquidity position to the extent the facilities have a security interest in any collateral posted, or require us to take other material actions. Any such forced sale of these investment assets could negatively affect our return on our investment portfolios, which could negatively affect the types and amount of business we choose to underwrite. A default under our credit facilities or our letter of credit facilities may cause our counterparties to exercise control over the collateral posted, negatively affecting our ability to earn investment income or to pay claims or other operating expenses. Additionally, a default under any of these facilities may have a negative impact on our relationships with regulators, rating agencies and banking counterparties.
Our failure to comply with covenants contained in our credit and letter of credit facilities or in the indenture governing our senior notes could trigger prepayment obligations, which could adversely affect our results of operations and financial condition.
We and our subsidiaries currently have several outstanding credit and letter of credit facilities and we have outstanding senior notes. We depend on access to these funds in operating our business. The credit and letter of credit facilities and the indenture governing our senior notes contain various business and financial covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, limitations on mergers and consolidations, sales of substantially all assets and indebtedness, restrictions as to dividends and stock repurchases, investment constraints and limitations on liens on the capital stock of certain subsidiaries. We may also enter into future debt arrangements containing similar or different restrictive covenants. Our failure to comply with these covenants could result in an event of default under the credit or letter of credit facilities or the indenture governing our senior notes, which could result in us being required to repay the amounts outstanding under these facilities or our senior notes prior to maturity. These prepayment obligations could have an adverse effect on our results of operations and financial condition.
In addition, complying with these covenants could limit our financial and operational flexibility. Our credit and letter of credit facilities and our senior notes are described in more detail in “Item 2. Management’s discussion and analysis of financial condition and results of operations - Contractual obligations and commitments.”
Item 2. Unregistered sales of equity securities and use of proceeds
None.
Item 3. Defaults upon senior securities
None.
Item 4. Mine safety disclosures
None.
Item 5. Other information
None.

Item 6. Exhibit index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
4.1	Indenture, dated as of July 2, 2019, between the Company and The Bank of New York Mellon, as trustee	8-K	4.1	July 2, 2019
4.2	Form of 6.500% Senior Notes due 2029 (included in Exhibit 4.1)	8-K	4.2	July 2, 2019
10.1	364-Day Letter of Credit Agreement, dated as of September 20, 2019, among, inter alios, Watford Holdings Ltd., as parent guarantor, Watford Re Ltd., as account party, Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp., as joint lead arrangers and joint bookrunners, Lloyds Bank Corporate Markets Plc, as administrative agent and L/C agent, and the lenders party thereto, as issuing lenders	8-K	10.1	September 25, 2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial information from Watford Holdings Ltd.’s Quarterly Report for the quarter ended September 30, 2019 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATFORD HOLDINGS LTD.
(REGISTRANT)

/s/ John F. Rathgeber
Date:	November 8, 2019	John F. Rathgeber, Chief Executive Officer

Date:	November 8, 2019	/s/ Robert L. Hawley
Robert L. Hawley, Chief Financial Officer