Form 10-K
period 2019-12-31
Watford Holdings Ltd.
filed 2020-02-28
CIK 1601669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ending December 31, 2019 Commission file number: 001-38788
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting equity held by non-affiliates, computed by reference to the closing price as reported by the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $548.9 million.

As of February 28, 2020, there were 19,902,895 of the registrant’s common shares outstanding.

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

•
Arch Reinsurance Ltd., or ARL, which is a party to certain quota share agreements with one or more of our operating subsidiaries and owned approximately 12.5% of our outstanding common shares as of December 31, 2019;

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
Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and in our other reports and other documents filed with the Securities and Exchange Commission, or the SEC, and include:

•	our limited operating history;

•	fluctuations in the results of our operations;

•	our ability to compete successfully with more established competitors;

•	our losses exceeding our reserves;

•	downgrades, potential downgrades or other negative actions by rating agencies;

•	our dependence on key executives and inability to attract qualified personnel, or the potential loss of Bermudian personnel as a result of Bermuda employment restrictions;

•	our dependence on letter of credit facilities that may not be available on commercially acceptable terms;

•	our potential inability to pay dividends or distributions;

•	our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;

•	our dependence on clients’ evaluations of risks associated with such clients’ insurance underwriting;

•	the suspension or revocation of our subsidiaries’ insurance licenses;

•	Watford Holdings potentially being deemed an investment company under U.S. federal securities law;

•	the potential characterization of us and/or any of our subsidiaries as a passive foreign investment company, or PFIC;

•	our dependence on Arch for services critical to our underwriting operations;

•	changes to our strategic relationship with Arch or the termination by Arch of any of our services agreements or quota share agreements;

•	our dependence on HPS and AIM to implement our investment strategy;

•	the termination by HPS or AIM of any of our investment management agreements;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	changes in the regulatory environment;

•	our potentially becoming subject to U.S. federal income taxation;

•	our potentially becoming subject to U.S. withholding and information reporting requirements under the U.S. Foreign Account Tax Compliance Act, or FATCA, provisions;

•	our ability to complete acquisitions and integrate businesses successfully; and

•
the other risks identified in this report, including, without limitation, those under the sections titled Part I Item 1A “Risk factors” and Part II Item 7 “Management’s discussion and analysis of financial condition and results of operations.”

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

Part I.
Item 1. Business
Our company
We are a global property and casualty, or P&C, insurance and reinsurance company with approximately $1.1 billion in capital as of December 31, 2019 and with operations in Bermuda, the United States and Europe. Our strategy combines a diversified, casualty-focused underwriting portfolio, accessed through our multi-year, renewable strategic underwriting management relationship with Arch, with a disciplined investment strategy comprising primarily non-investment grade corporate credit assets, managed by HPS Investment Partners, LLC, or HPS. We have designed our investment strategy to complement the characteristics of our target underwriting portfolio in order to generate attractive risk-adjusted returns for our shareholders. Our strategy involves a greater degree of investment risk balanced with a less volatile underwriting portfolio, especially in relation to the amount of catastrophe exposure we assume, as compared with traditional insurers and reinsurers.
We were formed in Bermuda in the second quarter of 2013. In March 2014, we raised $1.1 billion in our initial funding and began underwriting reinsurance in the first half of 2014. Our operating subsidiaries all carry a financial strength rating of “A-” (Excellent) with a stable outlook from A.M. Best Company, or A.M. Best, which is the fourth highest of 15 ratings that A.M. Best confers. Each of our operating subsidiaries also carries a financial strength rating of “A” with a stable outlook from Kroll Bond Rating Agency, or KBRA, which is the sixth highest of 22 ratings that KBRA confers. These ratings are each intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not ratings of our common shares.
We manage our insurance and reinsurance underwriting through our relationship with Arch, which, through Arch Reinsurance Ltd., or ARL, is one of our founding equity investors. ARL, which is a subsidiary of Arch Capital Group Ltd., or ACGL, a leading global insurance and reinsurance company whose shares are listed on the Nasdaq Global Select Market under the symbol “ACGL,” invested $100 million in our common shares. ACGL had approximately $13.2 billion in capital and a market capitalization of approximately $17.4 billion as of December 31, 2019 and provides a full range of property, casualty and mortgage insurance and reinsurance lines, with a particular focus on writing specialty lines on a worldwide basis through operations in Bermuda, the United States, Canada, Europe, Australia and South Africa.
Our strategic relationship with Arch provides us with unique underwriting expertise and market access based upon our ability to leverage Arch’s global underwriting infrastructure and distribution platform and has enabled us to build a diversified global portfolio of insurance and reinsurance risks. Our operating subsidiaries have written an aggregate of approximately $3.4 billion in gross premiums written from inception to December 31, 2019.
Our main operating subsidiary is Watford Re Ltd., or Watford Re, a Bermuda-based company that began writing business in early 2014 and is registered as a Class 4 insurer with the Bermuda Monetary Authority, or the BMA. Bermuda is one of the largest insurance and reinsurance centers in the world, particularly for P&C markets, providing insurance and reinsurance capacity for risks on a global basis. In addition to traditional P&C lines, Watford Re also writes mortgage insurance and reinsurance on a worldwide basis. Our Bermuda presence gives us direct and efficient access to reinsure these risks. In mid-2015, we formed and capitalized Watford Insurance Company Europe Limited, or WICE, in Gibraltar to conduct business in Europe. In December 2015, WICE began writing business with access to markets across the European Union, targeting both personal lines and commercial lines of P&C insurance, which it distributes through coinsurance relationships and specialized insurance agents (also known as program managers). In addition, in December 2019, we entered into an agreement to acquire Axeria IARD, a P&C insurance company based in France. The completion of this acquisition is subject to regulatory approval and other customary closing conditions, and is expected to close in the second quarter of 2020.
In late 2015, we formed and capitalized Watford Specialty Insurance Company, or WSIC, a U.S.-based excess & surplus, or E&S, lines insurer. In April 2016, WSIC began writing insurance business in the U.S. E&S market, concentrating its efforts on commercial lines of property and casualty coverage, which it distributes through program managers. We further expanded our U.S. capabilities in August 2016 through the acquisition and capitalization of Watford Insurance Company, or WIC, which has enabled us to access the larger admitted (or licensed) U.S. insurance market, also through program managers. Between WSIC and WIC, we are able to access the entire U.S. P&C insurance market, offering either admitted insurance products or E&S insurance products to service market demand.
The majority of our investments are allocated to non-investment grade corporate credit assets managed by HPS, which we refer to as our non-investment grade portfolio.
HPS is a global investment platform with a focus on non-investment grade credit. HPS had approximately $61 billion of assets under management as of December 31, 2019. HPS manages our non-investment grade portfolio pursuant to investment guidelines formulated to complement our underwriting portfolio. The primary objective of our non-investment grade investment strategy is to generate attractive risk-adjusted returns comprising current interest income, trading gains and capital appreciation, with an emphasis on capital preservation. As of December 31, 2019, non-investment grade corporate credit assets comprised approximately 69% of our overall investment portfolio.
We refer to the remainder of our invested assets as our investment grade portfolio, which is primarily managed by Arch Investment Management Ltd., or AIM, a subsidiary of Arch that manages the investments of Arch’s own funds. We also have several investment grade accounts managed by other Investment Managers, including HPS.
Since formation, we have meaningfully grown our business, generating sizable underwriting revenue and significant interest income. We believe that we are well-positioned to continue delivering prudent growth by balancing our complementary underwriting and investment strategies. From inception through December 31, 2019, our net premiums written and net interest income were as follows:

	Year Ended December 31,			ITD
	2019	2018	2017
	($ in thousands)
Net premiums written	$532,862	$604,175	$553,117	$2,944,357
Net interest income	116,211	107,533	86,523	491,192
On March 28, 2019, we completed a direct listing of our common shares on the Nasdaq Global Select Market. On June 28, 2019, we also completed a direct listing of our 8½% Cumulative Redeemable Preference Shares, or our preference shares, on the Nasdaq Global Select Market.
Further, in 2019, our board of directors authorized a share repurchase program, which allowed us to make repurchases of up to $75 million of our common shares from time to time in open market or privately negotiated transactions. From the inception of the share repurchase program in September 2019 through December 31, 2019, we repurchased 2.8 million common shares for a purchase price of $75 million, excluding transaction costs, fully utilizing the program. In the first quarter of 2020, our board of directors authorized an additional share repurchase program under which we may repurchase up to $50 million of our outstanding common shares from time to time in open market or privately negotiated transactions.

Strategy
Execute a dynamic business model focused on total returns
We are a total return-driven insurance and reinsurance company. We strive to deliver attractive long-term returns to our shareholders by writing a diversified underwriting portfolio through a proven, disciplined approach, augmented by an investment strategy comprising primarily non-investment grade fixed income corporate credit assets and designed to complement our target underwriting business mix. We feel that this combination enhances our opportunity to thoughtfully deploy our capital in the most effective manner and to produce attractive risk-adjusted returns across both sides of the balance sheet, thereby maximizing the total return for our shareholders.
Build an insurance platform that supplements our reinsurance business
In 2015, we expanded our platform to include P&C insurance business in the United States and European markets. The business we access at the insurance level generally has lower acquisition costs than similar business accessed at the reinsurance level, and provides other operating efficiencies. In addition, we expect that our insurance business will produce further diversification benefits resulting in lower volatility of our underwriting results.
The table below shows the net insurance premiums written generated by our insurance business for the years ended December 31, 2019, 2018 and 2017. We intend to continue to grow our insurance business opportunistically by leveraging our strategic relationship with Arch.

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Insurance programs and coinsurance - net premiums written	$176,711	$139,838	$103,213
Capitalize on the expertise and infrastructure of Arch, our exclusive underwriting manager
We have partnered with Arch to source and manage our underwriting portfolio in accordance with our underwriting guidelines. We believe this relationship will enable us to execute our chosen, casualty-focused underwriting strategy based on Arch’s expertise in our target lines of business. This arrangement provides us with access to Arch’s global underwriting infrastructure and distribution platform, and has allowed us to quickly build a global portfolio of diversified insurance and reinsurance risks.
Pursue an investment approach that complements our underwriting strategy
Our investment strategy seeks to generate attractive risk-adjusted returns comprising interest income, trading gains and capital appreciation with an emphasis on capital preservation. This investment strategy complements our underwriting portfolio, which predominantly targets medium- to long-tail casualty business. Our non-investment grade portfolio, which is managed by HPS, consists of high yielding corporate credit assets. Our goal in pursuing this strategy is to generate superior investment returns, as compared with investment returns achieved by our peers, through disciplined and prudent credit risk analysis and proper pricing for the risk assumed. We seek to achieve risk-adjusted returns that exceed those of typical reinsurer investment portfolios while also producing stable cash flows from scheduled interest payments. Our lower volatility, casualty-focused underwriting portfolio should have predictability in terms of the timing of payments to insurance claimants, thereby mitigating the risk of having to sell assets during times of temporary investment market stresses.

Maintain a robust risk management program
We have a strong risk management function, overseen by our Chief Risk Officer. We benefit from our ability to leverage the risk management infrastructures in place within each of Arch and HPS. We regularly receive relevant exposure and modeling information from Arch and HPS. On that data we overlay our proprietary analytics, tailored risk appetites and controls for an integrated approach to monitoring and reviewing our exposures. We maintain active oversight of our underwriting and investment management service providers at both the management and board level.
Conservative approach to underwriting risk
We have designed our underwriting and investment strategies toward the goal of maintaining our balance sheet strength on a long-term basis through varying phases of market cycles. We target a medium-to long-term, lower volatility underwriting portfolio with tightly managed natural catastrophe exposure. We seek to limit our modeled net probable maximum loss, or PML, for property catastrophe exposures for each peak peril and peak zone from a 1-in-250 year occurrence to no more than 10% of the value of our total shareholders’ equity plus our senior notes and our preference shares, or our total capital, which is less than most of our principal reinsurance competitors. As of January 1, 2020, this modeled net PML was 4.2% of our total capital. Our conscious effort to limit our catastrophe exposure lowers the volatility of our overall underwriting portfolio and provides greater certainty as to future claims-related payout patterns and timing. Our casualty-focused underwriting portfolio’s payout pattern is slower than that of most of our competitors due to the longer tail lines of business we write, and that slower payout pattern provides us with the potential for greater investment income on those premiums, thereby providing us an underwriting modeling advantage when competing for those target lines of business.
We have a robust process for setting loss reserves, leveraging the established processes and procedures employed by Arch, making our own analyses and judgments, and through periodic reviews by external actuarial firms. We also regularly monitor our investment portfolios, including performance of the underlying credits, overall liquidity and how well that liquidity matches with the projected claims payments related to our underwriting portfolio. Being prudent stewards of our balance sheet allows us to maintain the confidence of all of our constituents and thereby to position ourselves to better achieve our goals.
Our operations
Underwriting operations: insurance and reinsurance
Through our underwriting operations we are able to offer a variety of P&C insurance and reinsurance products on a global basis. We target an underwriting portfolio that is diversified by line of business and geography, with a focus on medium- to long-tail casualty business. Given the inception of our insurance operations, our underwriting portfolio to-date has been predominantly reinsurance, although we expect our insurance writings to increase going forward. We have built a diversified, low volatility portfolio by purposely limiting our modeled natural catastrophe exposure to a level lower than many other insurers and reinsurers. Our strategy is to operate in lines of business in which underwriting skill and specialized knowledge can make a meaningful difference in operating results.
We have been well-received in the market and successful in writing what we believe to be attractive underwriting opportunities. We benefit from Arch’s broad underwriting expertise and worldwide distribution network. Arch’s global, multi-line market presence facilitates the ability for Arch to strategically adapt our mix of business by geography, product line or type, as we or Arch perceive potential opportunities. In addition, as a result of our operating subsidiaries’ “A-” (Excellent) rating from A.M. Best and “A” rating from KBRA, as well as our strong balance sheet, we are well-positioned to increase our premium volume in favorable market cycles, creating additional attractive underwriting opportunities.

Similar to other reinsurers and to other insurers writing business through program managers, we do not separately evaluate each individual risk assumed and are, therefore, largely dependent upon the original underwriting decisions made by the ceding companies and program managers in accordance with agreed underwriting guidelines. However, we believe Arch’s experience in portfolio risk selection and detailed monitoring of cedants and program managers provides us with a competitive advantage.
Our Bermuda-based operating subsidiary, Watford Re, writes a broad range of P&C coverages. In addition to traditional P&C lines, Watford Re also writes mortgage insurance and reinsurance on a worldwide basis. Our reinsurance business leverages Arch’s global underwriting platform to distribute a wide variety of products covering lines of business around the world. We write business for third-party cedants and also assume a meaningful portion of our business as a reinsurance or retrocession of business that Arch has underwritten for its own portfolio and that also meets our underwriting guidelines and return metrics. The table below provides the percentage of our total gross premiums written assumed from Arch for years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Gross premiums written - assumed from Arch	26.6%	34.4%	48.2%
Arch competes with us and will continue to underwrite business for its own distinct portfolios in accordance with its own policies, strategies and business plans. In sourcing insurance and reinsurance opportunities through its worldwide platform, Arch evaluates the perceived risk exposure pursuant to its proprietary underwriting methodology, and then models the required pricing based on both its and our underwriting criteria. In furtherance of our underwriting philosophy to pursue lines of business in which underwriting knowledge and expertise can drive attractive returns, our underwriting guidelines are based largely on Arch’s own, leveraging the experience of Arch’s underwriting professionals. Our underwriting guidelines differ from Arch’s in several aspects, most notably in that our guidelines purposely limit catastrophe risk and our portfolio focus is on mid- to long-tail casualty and other lines of business with similar tenor, whereas Arch’s target business mix includes more catastrophe exposure and a higher percentage of shorter-tail lines.
In underwriting business on our behalf, Arch fundamentally employs the same qualitative and quantitative evaluation and selection criteria for our underwriting portfolio as it does for its own account and each potential contract is evaluated qualitatively and quantitatively for both Arch’s portfolio and ours. For each opportunity that passes Arch’s qualitative and quantitative screening, when performing the pricing evaluation of a contract on our behalf, Arch applies our investment return assumptions to determine our expected return on the allocated capital for each such business opportunity.  The determination by Arch as to whether to offer only Arch capacity, only our capacity, or both as side-by-side capacity, depends on the result of the pricing analysis using differing investment assumptions for us and Arch, reflecting our differentiated investment strategies. The mid- to long-tail business on which we focus can benefit from a higher return on the premium float and thus, certain opportunities that meet our metrics may not meet those of insurers and reinsurers like Arch with a more traditional investment strategy. In underwriting operations, “float” arises when premiums are received before losses and other expenses are paid and is an interval that sometimes extends over many years. During that time, the insurer invests the premiums, earns interest income and may generate capital gains and losses. In order to provide solutions to its reinsurance brokers and potential insurance clients, Arch has a strategic incentive to place that business with us rather than simply declining to provide capacity to the broker or potential client in such circumstances.
Other than renewals of business previously written by our underwriting subsidiaries, Arch is not required to allocate any particular business opportunities to us. However, we believe that Arch has strong incentives to allocate attractive business to us, based on Arch’s investments in us, our contractual arrangements through which Arch earns premium-based fees and a profit commission for business written on our behalf, and Arch’s ability to offer potential clients additional solutions, thus gaining a strategic benefit in the competitive, syndicated reinsurance market in which it is often necessary to be on an expiring contract to have the opportunity to bid to provide capacity at the next annual renewal.
Through our relationship with Arch, we have built a diversified portfolio of medium- to long-tail commercial lines casualty, other specialty and property risks. Our underwriting segment captures the results of our underwriting lines of business, which are comprised of specialty products on a worldwide basis. Our four major lines of business are described as follows:

•
Casualty reinsurance: coverage provided to ceding company clients on third-party liability and workers’ compensation exposures, primarily on a treaty basis. Business written includes coverages such as: executive assurance, medical malpractice liability, other professional liability, workers’ compensation, excess and umbrella liability and excess auto liability.

•
Other specialty reinsurance: coverage provided to ceding company clients for personal and commercial auto (other than excess auto liability), mortgage, surety, accident and health, workers’ compensation catastrophe, agriculture and marine and aviation.

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

Our insurance operations are conducted in the United States and Europe. We established our insurance platform as a complement to our reinsurance strategy to expand our distribution channels. Our insurance strategy is focused on pursuing attractive underwriting opportunities in the U.S. and European insurance markets and we view our insurance platform as having the potential to provide meaningful premium growth.
In the United States, we are authorized to write commercial P&C lines of business in both the admitted market and the E&S market through our WIC and WSIC subsidiaries, respectively, with distribution through coinsurance relationships or through select program managers that develop and distribute specialized insurance products for these subsidiaries. In Europe, we write direct insurance and coinsurance business, primarily in personal P&C lines, through lead insurers and program managers that develop and distribute specialized insurance products for our WICE subsidiary.

We operate and monitor our lines of business through our underwriting operations. The table below provides a breakdown of our gross premiums written for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$279,967	37.1%	$274,661	37.4%	$284,481	47.4%
Other specialty reinsurance	119,518	15.8%	196,170	26.7%	169,100	28.2%
Property catastrophe reinsurance	16,226	2.1%	10,424	1.4%	12,740	2.1%
Insurance programs and coinsurance	339,170	45.0%	253,760	34.5%	133,983	22.3%
Total	$754,881	100.0%	$735,015	100.0%	$600,304	100.0%
Reinsurance operations
Watford Re is a licensed, Class 4 Bermuda-based reinsurer operating under the supervision of the BMA. Arch serves as our exclusive reinsurance portfolio manager and provides reinsurance-related services including exposure modeling, loss reserve recommendations, claims handling and other related services as part of our long-term services agreements with them. All reinsurance contracts are bound on our behalf by designated employees made available to us by Arch, or, in certain circumstances, by Watford Re management.
We assume reinsurance from third-party cedants or from Arch entities on a reinsurance or retrocessional basis. The retrocessions from Arch are from its reinsurance operations in the United States, Bermuda, Europe, and Australia, levering Arch’s distribution and local expertise in its markets. We also have provided, and may continue to provide, reinsurance to Arch’s insurance operations in the United States, the United Kingdom and elsewhere.
Insurance operations
In 2015 and 2016, we established insurance operations in Europe and the United States. These insurance operations provide additional points of access to our target lines of business, with the potential added benefit for lower acquisition costs and other distribution efficiencies. All of our insurance subsidiaries carry our A.M. Best “A-” (Excellent) rating and our KBRA “A” rating and through them we pursue insurance product lines similar to those we target through our reinsurance operations.
In the United States, our principal insurance subsidiaries are WSIC and its wholly-owned subsidiary, WIC, both of which are domiciled in New Jersey. WSIC is an eligible E&S lines insurer in all 50 states and the District of Columbia. WIC is an admitted insurer in all 50 states and the District of Columbia. Following our acquisition of WIC in 2016, we have expanded our certificates of authority to cover a broad range of lines of business in 46 states and the District of Columbia, and we are in the process of similarly expanding our authority in the remaining seven states. Both WSIC and WIC are located in New Jersey. Through WSIC and WIC we have the flexibility to access both the E&S and admitted sectors of the U.S. P&C market. Our U.S. insurance subsidiaries concentrate primarily on commercial casualty lines of insurance and have initiated writing business through select program managers.
Our insurance operations in Europe are conducted through WICE, which has its principal office in the British Overseas Territory of Gibraltar. WICE was formed to provide access to insurance risks across the European Union. WICE concentrates on U.K. and Western European risks, predominantly in personal lines of insurance but will also entertain commercial casualty lines.

Our goal within our insurance operations is to be a valued, long-term capacity partner with a select group of well-established, proven program managers, with our integrated total return strategy providing them with competitive solutions for their clients. We have a strong market position with approximately $1.1 billion in capital and an “A-” rating from A.M. Best for each of our operating subsidiaries. Many of the insurers providing capacity to program managers are neither as substantially capitalized nor as highly rated as we are; having a strong insurance partner gives program managers an edge when promoting products to clients.
We believe that our ability to enter insurance markets on a largely variable cost basis, unburdened by the fixed costs that would otherwise be required to create a standalone insurance operation, provides us with another significant and fundamental advantage. We benefit from AUI’s and AUL’s industry contacts and market acumen to identify, attract and retain those program managers that satisfy our guidelines in terms of reputation, technical track record and quality of administration. While we benefit from AUI’s and AUL’s infrastructure, our acquisition and administrative costs are largely based on premiums actually produced.
Subject to our overall underwriting guidelines, on our behalf, AUL, for WICE, or AUI, for WSIC and WIC, thoroughly conducts due diligence on each prospective program manager and approves underwriting guidelines for each specific line and class of business before delegation of the underwriting and/or claims-handling authority to any such program manager. We believe that by stringently vetting potential program managers we can advantageously and efficiently access a broad customer base while maintaining underwriting control and discipline. Fundamentally, AUL and AUI employ the same evaluation and selection criteria in scrutinizing our prospective program managers as they do for Arch’s own account. The determination by AUL and AUI as to whether to offer our policies, Arch’s policies, or both, depends on the result of the pricing analysis using the differing return assumptions of each company. On an ongoing basis, we and AUL or AUI, as applicable, monitor the business produced and financial condition of each program manager through periodic audits of underwriting, claims and operations.
Sourcing and underwriting
We have a strategic relationship pursuant to which Arch assists us in our pursuit of a highly disciplined underwriting approach, targeting lines of business that we believe will allow us to generate attractive risk-adjusted returns throughout industry market cycles. On our behalf, Arch continuously monitors the broad insurance and reinsurance market for opportunities. Specifically, Arch monitors opportunities that are anticipated to provide attractive risk-adjusted returns with a particular focus on product lines, which may have previously experienced adverse results and are therefore beginning to benefit from an increase in premium rates, and thus provide a potentially beneficial time to enter, or increase activity in, those markets. Similarly, on our behalf, Arch analyzes the market for softening product lines for which the applicable rates may provide less attractive risk-adjusted returns and potentially reduces our exposure to such lines accordingly at renewal.
Our strategy is to operate in lines of business in which underwriting expertise can make a meaningful difference in operating results. We are opportunistic in our pursuit of underwriting risks and binding business where we believe we have a competitive advantage in risk evaluation, distribution, investment strategy, or a combination of these factors. Our recent establishment of U.S. and European insurance operations enables us to directly access similar types of underlying risk premium as we underwrite as reinsurance, with what we believe to be better risk-adjusted pricing. Accessing premium through our insurance operations should also provide the benefit of lower acquisitions costs.
Our underwriting philosophy is based on prudent risk selection, risk diversification and comprehensive pricing analysis. We believe that the key to our approach is adherence to underwriting rigor across all types of business we underwrite. We employ a disciplined, analytical approach to underwriting. As part of the underwriting process, a variety of factors are typically assessed, including: (i) adequacy of underlying rates combined with the expected return on equity for a given insurance or reinsurance program; (ii) the industry reputation, track record, perceived financial strength and stability of the proposed client, or program manager in the case of our insurance business; (iii) the likelihood of establishing a long-term relationship with the client or program manager; (iv) the specialized knowledge and access to business that they possess; (v) the geographic area in which the client or program manager does business, together with our aggregate exposures in that area; (vi) historical loss data for the client or program manager; and (vii) projections of future loss frequency and severity.
Pursuant to our underwriting guidelines, we target an underwriting portfolio with tightly managed natural catastrophe exposure. We currently seek to limit our modeled PML for property catastrophe exposures for each peak peril and peak zone from a 1-in-250 year occurrence to no more than 10% of our total capital, which is less than most of our principal reinsurance competitors. Our conscious effort to limit our catastrophe exposure lowers the volatility of our overall underwriting portfolio and provides greater certainty as to future claims-related payout patterns and timing, dovetailing well with our non-investment grade investment strategy by minimizing the possibility of needing to sell investments at inopportune times in the investment market cycles.
We believe that our experienced senior management, combined with Arch’s underwriting expertise and broad market access, allows us to identify business with attractive risk-reward characteristics. As new underwriting opportunities are identified, we explore the suitability of underwriting the new business in order to take advantage of perceived market trends, particularly in lines of business for which Arch already possesses deep underwriting expertise.
Policy service and claims management
Arch provides underwriting services, portfolio management, exposure modeling, loss reserve recommendations, claims-handling, legal oversight, regulatory compliance, policy issuance and development, underwriting systems review, program manager audits, accounting support and administrative support, in each case, subject to the terms and conditions of our services agreements with Arch, including our underwriting and operational guidelines, as well as the oversight of our management and board of directors.
We believe that handling claims is an important component of customer service through which we can differentiate ourselves from our competitors. The ability to handle claims in accordance with industry best practices and standards fosters credibility in the market both with customers and with program managers. Through this arrangement with Arch, we gain access on a very cost-effective basis to highly experienced underwriting, claims and support function professionals and benefit from the exemplary customer service reputation Arch has earned over its 16-year history.
In administering claims on our behalf, Arch may engage third-party claims-handling firms to monitor, adjust and pay claims up to designated approval levels. Arch provides close supervision over any such third-party managers. Claims-handling firms are monitored and audited on an ongoing basis by Arch. When considering any proposed claims-handling delegation, Arch evaluates the candidate’s expertise, track record, staffing adequacy, reputation and licensing as required.
Reinsurance relationships
We have entered into outward quota share reinsurance agreements with Arch for each of our operating subsidiaries, which we believe provides a strong alignment of interest through Arch’s assuming a direct and meaningful sharing of the risk it underwrites for us. Subject to limited exceptions, Arch participates in a minimum 15% interest in all risks written by us, either by its own original participation, writing a companion line with us, or by accepting a minimum 15% quota share participation on all other contracts.
From time to time, we purchase third-party reinsurance when deemed advantageous from a portfolio management standpoint. We only use reinsurers carrying an “A-” or higher rating from

A.M. Best or Standard & Poor’s or, alternatively, reinsurers that provide sufficient collateral to mitigate credit risk exposure.
Investment operations
Overview
Our invested assets are funded with our capital, accumulated net underwriting float, reinvested net interest income, net capital gains and borrowings to purchase investments. These invested assets are allocated between our non-investment grade portfolio and our investment grade portfolio. As of December 31, 2019, our non-investment grade portfolio represented approximately 69% of our invested assets and our investment grade portfolio represented approximately 31% of our invested assets. Our investment operations are monitored by our President and Chief Risk Officer and the investment committee of our board of directors.
Our non-investment grade portfolio is comprised principally of corporate credit assets managed by HPS pursuant to separate investment management agreements with Watford Re, Watford Asset Trust I, or Watford Trust, and each of our insurance subsidiaries. Each such investment management agreement with HPS includes investment guidelines. Subject to these guidelines, HPS makes all investment decisions with respect to our non-investment grade portfolio on our behalf. Our non-investment grade investment strategy and guidelines are formulated to complement our target underwriting portfolio, and are designed to meet the projected payout characteristics of the medium- to long-tail, lower-volatility underwriting portfolio we underwrite.
The remainder of our investment portfolio is invested in investment grade assets, the largest portion of which is managed by AIM. We also have several investment grade accounts managed by other Investment Managers, including HPS.
The following chart shows the breakdown of our total investments among our non-investment grade portfolio and our investment grade portfolio as of December 31, 2019:
Total: $2,709.1 million

The following chart shows the breakdown of our investments by rating within our total investment portfolio as of December 31, 2019:
Total: $2,709.1 million
Investment grade ratings, such as “BBB” and above, indicate the applicable rating agency’s view that the investment has a low risk of credit default and that the obligor has at least adequate capacity to meet its financial commitments on the obligation.
Ratings below investment grade, such as “BB”, “B” and “CCC,” indicate the applicable rating agency’s view that the investment is speculative, that the obligor is more vulnerable than investment grade-rated obligors, and that, in the event of adverse business, financial, or economic conditions, the obligor is less likely to have the capacity to meet its financial commitments on the obligation. Based on published criteria, a “BB” rating reflects the applicable rating agency’s view that, while the obligation is less vulnerable to non-payment than other speculative issues, it faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. A rating of “B” reflects the applicable rating agency’s view that the obligor currently has the capacity to meet its financial commitment on the obligation, but adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment on the obligation. A rating of “CCC” indicates the applicable rating agency’s view that the obligation is currently vulnerable to non-payment and is dependent upon favorable business, financial, and economic conditions for the obligor to meet its financial commitment on the obligation. A rating below “CCC” indicates the applicable rating agency’s view that the obligation is currently highly vulnerable to non-payment.
The following is a representative list of the industries in which we may invest: Consumer Products, Food and Beverage, Healthcare, Pharmaceuticals, Tobacco, Technology, Automotive, Consumer Cyclical Services, Home Construction, Restaurants, Retailers, Insurance (Health, Life and Property and Casualty), Communications (Cable and Satellite, Media and Entertainment, Wireless and Wirelines), Banking and Other Financial Services, Capital Goods (Aerospace and Defense, Building Materials, Construction Machinery, Diversified Manufacturing), Energy, Other Industrial, and Transportation. However, we may invest in other industries if presented with attractive opportunities.
As of December 31, 2019, the composition of our portfolio by industry, excluding asset-backed securities and mortgage-backed securities, was as follows: 12.2% of our portfolio was invested in

Consumer Products, 8.3% in Technology, 6.2% in Consumer Cyclical Services and 5.7% in Insurance, with the remainder invested in other industries (with no other industry comprising greater than 5%). As of December 31, 2019, the geographic composition of our portfolio, excluding asset-backed securities and mortgage-backed securities, was as follows: 78.6% in United States, 10.9% in the United Kingdom, 2.4% in the Cayman Islands, and the remainder in other regions (with no other geographic region comprising greater than 2%).
A portion of our investment portfolio consists of assets that do not have a rating from one of the major rating agencies. Just as is done in connection with a potential investment in a rated debt obligation, when offered the opportunity to invest our assets into an unrated obligation, HPS thoroughly evaluates the obligor and the potential investment and makes a determination as to the inherent risks and whether the terms provide an attractive risk-adjusted return. A debt issuer may choose to forgo obtaining a rating for a number of reasons, particularly if the debt issuer is conducting a small privately placed transaction for which the ratings fees would be a burdensome expense or if the desired transaction date does not allow sufficient time for the completion of the rating process. It is also possible that a prospective issuer or the terms of the proposed obligation would not meet the rating agency requirements for the level of rating desired by the obligor company.
The following table shows the components of our net investment income (loss) on investments for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Interest income	$163,888	$152,916	$125,463
Investment management fees - related parties	(18,392)	(17,006)	(21,451)
Borrowing and miscellaneous other investment expenses	(29,285)	(28,377)	(17,489)
Net interest income	116,211	107,533	86,523
Realized and unrealized gain (loss) on investments	24,243	(113,834)	1,120
Investment performance fees - related parties	(12,191)	(48)	(14,905)
Net investment income (loss)	$128,263	$(6,349)	$72,738
Non-investment grade portfolio
Background on HPS. HPS is a global investment firm with a focus on non-investment grade credit. Established in 2007, HPS has over 100 investment professionals and over 350 total employees. HPS manages capital for sophisticated investors, including financial institutions, public and corporate pension funds, sovereign wealth funds, funds of funds, endowments, foundations and family offices, as well as individuals. HPS is headquartered in New York with ten additional offices globally. HPS has approximately $61 billion of assets under management as of December 31, 2019.
HPS was originally formed as a unit of Highbridge, a subsidiary of JPMorgan Asset Management Holdings Inc. In March 2016, the principals of HPS acquired the firm from JPMorgan Asset Management Holdings Inc., which retained Highbridge’s hedge fund strategies.
Investment strategy. Our non-investment grade portfolio seeks to generate attractive risk-adjusted returns comprising current interest income, trading gains and capital appreciation, with an emphasis on capital preservation. To execute the non-investment grade component of our investment strategy, we mandated HPS with a strategy that (i) is designed to meet the projected payout characteristics of the medium- to long-term, lower-volatility underwriting portfolio we underwrite and (ii) seeks to achieve risk-adjusted returns that exceed those of typical reinsurer investment portfolios by focusing on non-investment grade assets, with the flexibility to invest a limited portion of this portfolio in less liquid assets. Specifically, we seek to achieve investment returns that exceed those returns achieved by our competitors from their fixed-income portfolios. We believe this strategy provides us with risk-adjusted returns that are both attractive and appropriate given our underwriting portfolio.
HPS manages our non-investment grade corporate credit assets, including bank loans and high yield bonds, and may also invest in other instruments such as mezzanine debt, equities, credit default swaps, structured credit instruments and other derivative products. Our non-investment grade portfolio seeks to generate attractive risk-adjusted returns comprising current interest income, trading gains and capital appreciation, with an emphasis on capital preservation. Pursuant to these investment guidelines, HPS is permitted to hedge the assets in our non-investment grade portfolio to reduce volatility and protect against systemic risks, as well as to enter into opportunistic short positions. Other than cash and cash equivalents, investment positions with a single issuer will comprise no more than 7.5% of the aggregate Long Market Value (defined as the value of the long investments of the portfolio of Watford Re or Watford Trust, valued using the methodologies set forth in Watford Re’s or Watford Trust’s investment management agreement with HPS, as applicable) of our non-investment grade portfolio. Positions established primarily for hedging purposes (including, without limitation, index positions) are not subject to this limit, and capital structure arbitrage positions in an issuer are deemed separate investments for the purposes of these limitations.
Through this strategy, we seek to achieve risk-adjusted returns that exceed those of typical reinsurer investment portfolios by focusing on non-investment grade assets, with the flexibility to invest a limited portion of this portfolio in less liquid assets. Limited positions in equity securities are also permitted, subject to our non-investment grade investment guidelines, which are an integral component of each applicable investment management agreement. Generally, any equity investments are not expected, in the aggregate, to represent more than 10% of the Long Market Value of our non-investment grade portfolio, and are expected to be focused on either a value-oriented approach or a catalyst to a realization event, which include restructurings, lawsuits and regulatory changes, among other examples. Equity investments resulting in ownership exceeding 18.5% of the outstanding equity securities of an issuer, measured at the time of investment, will require our prior approval. HPS may also utilize other investment instruments for our non-investment grade portfolio, subject to our non-investment grade investment guidelines.
The non-investment grade investment guidelines under Watford Trust’s and our insurance subsidiaries’ respective investment management agreements with HPS also contain certain limitations relating to, among other things, the concentration of investments and utilization of leverage. As of December 31, 2019, HPS was in compliance with all non-investment grade investment guidelines.
In order to implement our non-investment grade investment strategy, HPS may also, from time to time and upon consultation with us, invest a portion of our non-investment grade portfolio in investment funds managed by HPS. While there is no codified limit on the portion of our non-investment grade portfolio that may be invested in funds managed by HPS, we only expect to invest additional assets from our non-investment grade portfolio in funds managed by HPS to the extent that HPS, in consultation with us, determines that such investment would provide economic, tax, regulatory or other benefits to us (for instance, such as allowing us to access a strategy that we would not have been able to efficiently access other than through investment in such a fund). To the extent that any such assets are invested directly or indirectly in funds managed by HPS, such assets invested in funds managed by HPS are part of our non-investment grade portfolio. We pay HPS performance and management fees on the assets in our non-investment grade portfolio. Such fees are calculated on the non-investment grade portfolio as a whole such that the assets, if any, invested in HPS-managed funds were to increase in value in a given period but the non-investment grade portfolio as a whole were to decrease during such period, we would not owe HPS a performance fee for such period. Similarly, if the assets, if any, invested in HPS-managed funds were to decrease in value in a given period but the non-investment grade portfolio as a whole were to increase during such period, we would owe HPS a performance fee for such period. We do not pay HPS any separate or additional fees with respect to any such assets invested in HPS-managed funds. As of December 31, 2019 and 2018, the balance of such assets were $30.5 million and $49.8 million, respectively.
When evaluating an insurer’s financial strength and determining minimum capital requirements, rating agencies and applicable regulators typically assign capital charges to not only the underwriting portfolio but also to the different classes of investment assets held by that insurer, based on the perceived level of risk and volatility. Our non-investment grade assets are viewed as riskier than investment grade assets and thereby carry higher capital charges than those assigned to investment grade assets, and therefore we may be required to hold more capital than similarly-sized traditional insurers and reinsurers, and it is possible that, for certain atypical, non-investment grade assets, we might receive minimal or no regulatory capital credit. While our strategy involves a greater degree of investment risk than is typical for traditional insurers and reinsurers, in our overall enterprise risk management framework, such increased investment risk is balanced with the more predictable timing of claims payments inherent in our underwriting portfolio, especially in relation to the lesser amount of catastrophe exposure we assume, as compared with the amount of such catastrophe risk assumed by many of our insurance and reinsurance peers. Our having a mid- to long-tail underwriting portfolio reduces, but does not entirely eliminate, the risk of needing to sell investment assets into an inopportune market cycle in order to generate cash for claims payments.
In undertaking this strategy, based on the interest rate and/or credit spread environment as of any given quarter-end, we may periodically be required to absorb mark-to-market movements in our asset valuation on our financial statements. Our model is designed to create relatively stable and predictable cash flows from both underwriting and interest income to meet insurance liabilities, which should allow us to avoid being forced to sell assets at inopportune times.
The following chart shows the composition of our non-investment grade portfolio as of December 31, 2019:
Total: $1,862.3 million
Our investment guidelines permit HPS to utilize leverage in managing assets of Watford Re and Watford Trust (but not WICE, WSIC or WIC). Any such leverage, expressed as the excess of the value of the long investments of the portfolio of Watford Re or Watford Trust (valued using the methodologies set forth in Watford Re’s or Watford Trust’s investment management agreement with HPS, as applicable, and referred to as the Long Market Value), as applicable, over the net asset value of the portfolio as a percentage of the net asset value of the portfolio, is generally not to exceed 80%. Leverage may take a variety of forms, including borrowings to purchase additional assets, trading on margin total return swaps and other derivatives, and the use of inherently leveraged instruments. Depending upon the extent of the leverage utilized for our non-investment grade portfolio, the net value of our investment assets will increase or decrease at a greater rate than if leverage were not utilized.
The following chart shows the use of borrowings in our non-investment grade portfolio since 2014 and the Credit Suisse High Yield Index’s Spread-to-Worst since 2014. The spread-to-worst of the index is defined as the weighted average spread-to-worst of the bonds included in the index, where the spread-to-worst for each bond is the difference between the yield-to-worst for that bond and the yield of a U.S. Treasury security with a comparable maturity. The yield-to-worst for each bond is determined by computing the yield for that bond at all possible principal repayment dates, including the maturity date and each redemption date. The minimum of these calculated yields is the yield-to-worst, provided that, by definition, the yield must be above the yield of a U.S. Treasury security with a maturity date comparable to the bond’s yield-to-worst principal repayment date.
In the period since our inception, the credit-focused investment market experienced both a widening and then a tightening of credit spreads. As shown on the chart below, HPS, on our behalf, increased the deployment of assets into our credit-focused strategy through borrowings from our credit facility during the period in which credit spreads widened and then contracted the deployment of assets accordingly when credit spreads tightened. As demonstrated by the “Non-Investment Grade Portfolio Borrowing Ratio” chart below, our usage of borrowings to purchase additional assets in the non-investment grade portfolio increased as the Credit Suisse High Yield Index’s Spread-to-Worst widened, reflecting HPS’s view that these periods presented more attractive investment opportunities. When credit spreads later tightened, HPS, on our behalf, sold assets and we used the proceeds to repay borrowings from the credit facility.

Non-Investment Grade Portfolio Borrowing Ratio

Borrowing Ratio
Credit Suisse High Yield Spread-to-Worst
950
850
750
650
550
450
350
—%
—%
4.7%
8.8%
10.6%
44.0%
42.5%
28.3%
30.1%
22.1%
18.7%
14.8%
16.9%
20.7%
15.4%
21.9%
21.2%
26.4%
21.1%
14.8%
11.7%
9.4%
Q214
Q314
Q414
Q115
Q215
Q315
Q415
Q116
Q216
Q316
Q416
Q117
Q217
Q317
Q417
Q118
Q218
Q318
Q418
Q119
Q219
Q319
Q419

(1) The non-investment grade borrowing ratio is calculated as revolving credit agreement borrowings divided by net assets.

In the chart above, the term “Borrowing Ratio” represents borrowings to purchase investments divided by the market value of the non-investment grade portfolio net of these borrowings. From time to time, HPS takes short positions, and hedges or leverages the portfolio exposure through derivative instruments or otherwise. The chart above does not reflect the value of short positions or leverage inherent in derivative positions, and thus may not be fully reflective of the market exposure of the portfolio at any given time.
Our non-investment grade portfolio may purchase or short-sell securities without an offsetting position in a related security based on HPS’s determination that a particular security is undervalued or overvalued. Our non-investment grade portfolio may engage in interest rate hedging using swaps, treasuries, interest rate futures or other derivative instruments. Additionally, our non-investment grade portfolio may employ single name and index credit derivatives in an attempt to hedge credit exposure.
HPS combines a disciplined investment approach with a substantial platform for transaction sourcing. Through this platform, HPS’s investment professionals seek to identify and invest in a select number of investment opportunities. HPS is required to adhere to our non-investment grade portfolio’s investment guidelines and provides us with regular non-investment grade portfolio risk and performance updates, and provides a risk and performance review to our board of directors on a quarterly basis.
HPS’s investment process is driven by a rigorous investment screening and selection process, with the stated objective of generating attractive risk-adjusted returns comprising current interest income, trading gains and capital appreciation, with an emphasis on capital preservation. As part of HPS’s investment process, HPS manages our non-investment grade portfolio in accordance with the non-investment grade investment guidelines. HPS’s investment process emphasizes fundamental analysis and due diligence by seeking to evaluate potential investments based upon review and analysis of available public and private information including: (i) historical financial information; (ii) financial projections; (iii) business, sector and industry diligence; and (iv) legal analysis of the company and investment documentation. When possible, HPS seeks to achieve robust asset coverage in its investments.
Since our inception in 2014, starting with our initial $1.1 billion capital raise, HPS has methodically deployed the assets that we have allocated to our non-investment grade portfolio as market opportunities arose. As a result, until our non-investment grade allocation of our initial capital and underwriting float was fully deployed by HPS, our historical investment income was not reflective of a fully invested non-investment grade portfolio. The following chart depicts the deployment of the portion of our assets allocated to this non-investment grade investment strategy, including a breakout of the amount of borrowings related to purchases of non-investment grade investments in this portfolio and the commensurate increase in net interest income during the period of higher asset deployment into our credit-focused strategy. In the chart below and throughout this report, in connection with our non-investment grade portfolio, the term “net non-investment grade assets” are our total invested assets allocated to our non-investment grade investment strategy less borrowings to purchase such investments, and “net interest income” is interest income net of management fees paid to HPS and borrowing costs.

The investments in our non-investment grade portfolio in 2014 were predominantly leveraged loans, based on HPS’s then-current view of the relative value of those assets versus bonds. Since that time, the proportion in bonds has grown to approximately one-half of the non-investment grade portfolio as of December 31, 2019, which is in line with our investment targets. The following chart shows the size and composition of our non-investment grade portfolio.

The table below provides the compensation to HPS incurred for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Investment management fees and performance fees to HPS	$29,521	$15,878	$35,732
Investment grade portfolio
In conducting our underwriting business, we maintain a portion of our assets in investment grade securities and cash. The size of our investment grade portfolio and the amount we hold in cash will vary over time based on the business we write. We hold a certain amount of investment grade securities and short-term investments, largely to satisfy regulatory requirements for our U.S. insurance subsidiaries or to post as collateral for certain of Watford Re’s clients for commercial reasons or to obtain regulatory credit for the reinsurance they purchase. As of December 31, 2019, approximately 94.3% of our investment grade portfolio was held in our U.S. subsidiaries, 2.1% was posted as collateral and the remaining 3.6% were discretionary investments.
Our investment grade portfolio is primarily managed by AIM, with certain accounts managed by other Investment Managers, including HPS, and generally holds corporate credits assets, government bonds, and asset and mortgage-backed securities. Each of AIM, HPS and our other Investment Managers manage its respective allocation of our investment grade portfolio pursuant to investment management agreements that it has entered into with Watford Re and each of our operating subsidiaries. Subject to our investment guidelines for this portfolio, AIM, HPS and our other Investment Managers make all applicable investment decisions on our behalf.
As of December 31, 2019, we had $2,709.1 million of invested assets, with $846.9 million in our investment grade portfolio, of which $628.6 million were investment grade assets managed by AIM. The following chart describes the composition of our investment grade portfolio as of December 31, 2019:
Total: $846.9 million

The table below provides the compensation to AIM for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Investment management fees to AIM	$1,062	$1,176	$624
Competition
The worldwide insurance and reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance or reinsurance risk. We compete with other insurers and reinsurers primarily on the basis of overall financial strength, ratings assigned by independent rating agencies, geographic scope of business, premiums charged, contract terms and conditions, products and services offered, speed of claims payment, general reputation and experience in the particular line of insurance to be written.
We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, continued consolidation within the industry will further enhance the already competitive underwriting environment. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that compete with ours and we may experience rate declines and possibly write less business.
In our underwriting business, we compete with insurers that provide specialty P&C lines of insurance and reinsurance, including, among others: Aspen Insurance Holdings Limited, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, Everest Re Group Ltd., Fairfax Financial Holdings Limited, Greenlight Capital Re, Ltd., Hannover Rückversicherung AG, Lloyd’s, Markel Corporation, Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., Third Point Reinsurance Ltd., Transatlantic Reinsurance Company and AXA XL Ltd.
See Part I, Item 1A, “Risk factors-Risks related to our insurance and reinsurance business-We operate in a highly competitive environment and we may not be able to compete successfully in our industry.”
Employees
In accordance with our strategy to maintain an efficient operational structure with minimal fixed expenses, we have chosen to operate largely through experienced service partners, each of which is paid on a variable cost basis and which are monitored by our senior management team.
As of December 31, 2019, we had eleven full-time employees, nine of whom were based in Bermuda, one of whom was based in the United States and one of whom was based in Europe. In addition, pursuant to our services agreements with Arch, as of December 31, 2019, there were fifty-seven designated employees of Arch, who were provided to us on a non-exclusive basis to perform various services in connection with our insurance and reinsurance operations (including eight that were designated as officers of WSIC and/or WIC and, in such capacities, negotiate and bind reinsurance, execute documentation and perform other related functions for WSIC and/or WIC, as applicable). We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements and we are not aware of any current efforts to implement such agreements.

Information technology
Pursuant to our services agreements with Arch, Arch is responsible for the connectivity and maintenance of our information technology systems in Bermuda, the United States and Europe. These are the same systems that Arch utilizes for its own operations, accounting and to service its underwriting portfolios. Arch maintains the secure information technology environment, including secure Internet connections and electronic data transmission.
Such information technology and application systems are an important part of our underwriting process and our ability to compete successfully. We license the majority of our systems and data from third parties. Arch’s information technology team constantly monitors the system for breaches or failures, including those resulting from a cyberattack on us or our business partners and service providers.
We use our information technology systems to process, transmit, store and protect our electronic information, financial data and proprietary models that we utilize in our business and for the communications between our employees and our business, banking and investment partners.
Arch has established and implemented security measures, controls and procedures that it believes are appropriate to safeguard its and our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and our system is periodically evaluated and tested by expert third parties for the adequacy of such systems, controls and procedures. In addition, we have established, and continue to augment, a business continuity plan, which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Our business continuity plan has been tested and evaluated for adequacy.
Regulation
General
Our insurance and reinsurance subsidiaries are subject to varying degrees of regulation and supervision in the various jurisdictions in which they operate. We are subject to extensive regulation under applicable statutes in these countries and any other jurisdictions in which we operate. The current material regulations under which we operate are described below. We may become subject in the future to regulation in new jurisdictions or to additional regulations in existing jurisdictions.
Bermuda insurance regulation
The Insurance Act, pursuant to which the BMA regulates Watford Re, provides that no person shall carry on insurance or reinsurance business in or from within Bermuda, unless registered under the Insurance Act by the BMA. The Insurance Act does not distinguish between insurers and reinsurers: companies are registered under the Insurance Act as “insurers.” The Insurance Act uses the defined term “insurance business” to include reinsurance.
The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance or reinsurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose at any time.
The Insurance Act imposes solvency and liquidity standards on Bermuda insurance and reinsurance companies, as well as auditing and reporting requirements. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance and reinsurance companies.

Certain significant aspects of the Bermuda insurance and reinsurance regulatory framework are set forth below.
Classification of insurers
The Insurance Act distinguishes between insurers and reinsurers carrying on long-term business, insurers and reinsurers carrying on general business and insurers and reinsurers carrying on special purpose business. There are six classifications of insurers and reinsurers carrying on general business, ranging from Class 1 insurers (pure captives subject to the lightest regulation) to Class 4 insurers (large commercial carriers subject to the most stringent regulation). Watford Re is licensed as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act.
Classification as a Class 4 insurer
A body corporate is registrable as a Class 4 insurer where (i) it has at the time of its application for registration, or will have before it carries on insurance or reinsurance business, a total statutory capital and surplus of not less than U.S. $100 million; and (ii) it intends to carry on general insurance and/or reinsurance business, including excess liability business or property catastrophe reinsurance business.
Minimum paid up share capital
Class 4 insurers are required to maintain fully paid-up share capital of at least U.S. $1 million.
Principal office and principal representative
As a Class 4 insurer, Watford Re is required to maintain a head and a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, the principal office of Watford Re is located at Waterloo House, 1st Floor, 100 Pitts Bay Road, Pembroke HM 08, Bermuda. Watford Re’s principal representative is Robert Hawley, the Chief Financial Officer of Watford Re.
Without a reason acceptable to the BMA, a Class 4 insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so.
It is the duty of the principal representative to forthwith notify the BMA where the principal representative reaches the view that there is a likelihood of the Class 4 insurer becoming insolvent, or on it coming to the knowledge of the principal representative, or the principal representative has reasonable grounds for believing that a reportable “event” has occurred. Examples of a reportable “event” include a failure by the Class 4 insurer to comply substantially with a condition imposed upon it by the BMA relating to a solvency margin or a liquidity or other ratio, a significant loss reasonably likely to cause the Class 4 insurer to fail to comply with its enhanced capital requirement (discussed below) and the occurrence of a “material change” (as such term is defined under the Insurance Act) in its business operations.
Within 14 days of such notification to the BMA, the principal representative must furnish the BMA with a written report setting out all the particulars of the case that are available to the principal representative.
Where there has been a significant loss which is reasonably likely to cause the Class 4 insurer to fail to comply with its enhanced capital requirement, the principal representative must also furnish the BMA with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data. The principal representative must provide this within 45 days of notifying the BMA regarding the loss.
Furthermore, where a notification has been made to the BMA regarding a material change, the principal representative has 30 days from the date of such notification to furnish the BMA with unaudited interim statutory financial statements in relation to such period as the BMA may require, together with a general business solvency certificate in respect of those statements.
Head office
As a Class 4 insurer, Watford Re is required to maintain its head office in Bermuda and its insurance business must be directed and managed from Bermuda. In determining whether Watford Re satisfies this requirement, the BMA shall consider, among other things, the following factors: (i) where the underwriting, risk management and operational decision making of Watford Re occurs; (ii) whether the presence of senior executives who are responsible for, and involved in, the decision making related to the insurance business of Watford Re are located in Bermuda; and (iii) where meetings of the board of directors of Watford Re occur. In making its determination, the BMA may also have regard to: (i) the location where management of Watford Re meets to effect policy decisions of Watford Re; (ii) the residence of the officers, insurance managers or employees of Watford Re; and (iii) the residence of one or more directors of Watford Re in Bermuda. This provision does not apply to an insurer that has a permit to conduct business in Bermuda under the Companies Act or the Non-Resident Insurance Undertakings Act 1967.
Loss reserve specialist
As a Class 4 insurer, Watford Re is required to appoint an individual approved by the BMA to be its loss reserve specialist. In order to qualify as an approved loss reserve specialist, the applicant must be an individual qualified to provide an opinion in accordance with the requirements of the Insurance Act and the BMA must be satisfied that the individual is fit and proper to hold such an appointment.
A Class 4 insurer is required to submit annually an opinion of its approved loss reserve specialist with its capital and solvency return. The loss reserve specialist’s opinion must state, among other things, whether or not the aggregate amount of technical provisions shown in the statutory economic balance sheet as at the end of the relevant financial year: (i) meets the requirements of the Insurance Act and (ii) makes reasonable provision for the total technical provisions of the insurer or reinsurer under the terms of its insurance or reinsurance contracts and agreements.
Annual financial statements
Watford Re is required to prepare and submit, on an annual basis, audited GAAP and statutory financial statements, as defined below.
The Insurance Act prescribes rules for the preparation and substance of statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The statutory financial statements include detailed information and analysis regarding premiums, claims, reinsurance and investments of the insurer or reinsurer.
In addition, Watford Re is also required to prepare and submit to the BMA financial statements which have been prepared under generally accepted accounting principles or international financial reporting standards, or GAAP financial statements. Watford Re’s annual GAAP financial statements and the auditor’s report thereon, and the statutory financial statements are required to be filed with the BMA within four months from the end of the relevant financial year (unless specifically extended with the approval of the BMA). The statutory financial statements do not form a part of the public records maintained by the BMA, but the GAAP financial statements are available for public inspection.
Declaration of compliance
At the time of filing its statutory financial statements, a Class 4 insurer is also required to deliver to the BMA a declaration of compliance, in such form and with such content as may be prescribed by the BMA, declaring whether or not the Class 4 insurer has, with respect to the preceding financial year: (i) complied with all requirements of the minimum criteria applicable to it; (ii) complied with the minimum margin of solvency as at its financial year end; (iii) complied with the applicable enhanced capital requirements as at its financial year end; (iv) complied with applicable conditions, directions and restrictions on, or approvals granted to, the Class 4 insurer; and (v) complied with the minimum liquidity ratio as at its financial year end. The declaration of compliance is required to be signed by two directors of the Class 4 insurer and if the Class 4 insurer has failed to comply with any of the requirements referenced in (i) through (v) above, the Class 4 insurer will be required to provide the BMA with particulars of such failure in writing. A Class 4 insurer shall be liable to a civil penalty by way of a fine for failure to comply with a duty imposed on it in connection with the delivery of the declaration of compliance.
Annual statutory financial return and annual capital and solvency return
As a Class 4 insurer, Watford Re is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended with the approval of the BMA). The statutory financial return of a Class 4 insurer shall consist of: (i) an insurer information sheet; (ii) an auditor’s report; (iii) the statutory financial statements; and (iv) notes to the statutory financial statements.
The insurer information sheet shall state, among other matters: (i) whether the general purpose financial statements of Watford Re for the relevant year have been audited and an unqualified opinion issued; (ii) the minimum margin of solvency applying to Watford Re and whether such margin was met; (iii) whether or not the minimum liquidity ratio applying to Watford Re for the relevant year was met; and (iv) whether or not Watford Re has complied with every condition attached to its certificate of registration. The insurer information sheet shall state if any of the questions identified in items (ii), (iii) or (iv) above is answered in the negative, whether or not Watford Re has taken corrective action in any case and, where Watford Re has taken such action, describe the action in an attached statement. The directors are required to certify whether the minimum solvency margin has been met.
Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.
In addition, each year Watford Re is required to file with the BMA a capital and solvency return along with its annual statutory financial return. The prescribed form of capital and solvency return comprises Watford Re’s Bermuda Solvency Capital Requirement, or BSCR, model or an approved internal capital model in lieu thereof (more fully described below), a schedule of fixed income and equity investments by BSCR rating, a schedule of funds held by ceding reinsurers in segregated accounts/trusts by BSCR rating, a schedule of net loss and loss expense provisions by line of business, a schedule of geographic diversification of net loss and loss expense provisions, a schedule of premiums written by line of business, a schedule of geographic diversification of net premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer’s solvency self-assessment, a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves, a schedule of eligible capital, a statutory economic balance sheet, the loss reserve specialist’s opinion, a schedule of regulated non-insurance financial operating entities, a schedule of solvency, a schedule of particulars of ceded reinsurance, a schedule of cash and cash equivalent counterparty analysis, a schedule of currency risk and a schedule of concentration risk.
Neither the statutory financial return nor the capital and solvency return is available for public inspection.

Quarterly financial return
As a Class 4 insurer, Watford Re is required to prepare and file quarterly financial returns with the BMA on or before the last day of the months of May, August and November of each year. The quarterly financial returns consist of: (i) quarterly unaudited financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months); (ii) a list and details of material intra-group transactions that Watford Re is a party to and Watford Re’s risk concentrations that have materialized since the most recent quarterly or annual financial returns, details surrounding all intra-group reinsurance and retrocession arrangements and other intra-group risk transfer insurance business arrangements that have materialized since the most recent quarterly or annual financial returns; and (iii) details of the ten largest exposures to unaffiliated counterparties and any other unaffiliated counterparty exposures exceeding 10% of Watford Re’s statutory capital and surplus.
Public disclosures
Pursuant to recent amendments to the Insurance Act all commercial insurers, reinsurers, insurance groups and reinsurance groups are required to prepare and file with the BMA, and also publish on their website, a financial condition report. The BMA has discretion to approve modifications and exemptions to the public disclosure rules, on application by the insurer or reinsurer if, among other things, the BMA is satisfied that the disclosure of certain information will result in a competitive disadvantage or compromise confidentiality obligations of the insurer or reinsurer.
Independent approved auditor
A Class 4 insurer must appoint an independent auditor who will audit and report on the Class 4 insurer’s GAAP financial statements and provide audit assurance that its statutory financial statements were derived from its GAAP financial statements, each of which are required to be filed annually with the BMA.
Non-insurance business
No Class 4 insurer may engage in non-insurance business, unless that non-insurance business is ancillary to its core business. Non-insurance business means any business other than insurance or reinsurance business and includes carrying on investment business, managing an investment fund as operator, carrying on business as a fund administrator, carrying on banking business, underwriting debt or securities or otherwise engaging in investment banking, engaging in commercial or industrial activities and carrying on the business of management, sales or leasing of real property.
Minimum solvency margin and enhanced capital requirements
The Insurance Act provides that the value of the statutory assets of an insurer must exceed the value of its statutory liabilities by an amount greater than its prescribed minimum solvency margin, or MSM.
The MSM that must be maintained by a Class 4 insurer with respect to its general business is the greater of (i) $100 million or (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums) or (iii) 15% of net loss and loss expense provisions and other insurance reserves or (iv) 25% of the ECR as reported at the end of the relevant year.
Class 4 insurers are also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its ECR which is established by reference to either the BSCR model or an approved internal capital model.
The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of Watford Re’s business. The BSCR formula establishes capital requirements for ten categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, currency risk, concentration risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.
While not specifically referred to in the Insurance Act (or required thereunder), the BMA has also established a target capital level, or TCL, for each Class 4 insurer equal to 120% of its ECR. The TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.
Any Class 4 insurer which at any time fails to meet its MSM requirements must, upon becoming aware of such failure, immediately notify the BMA and, within 14 days thereafter, file a written report with the BMA containing particulars of the circumstances that gave rise to the failure and setting out its plan detailing specific actions to be taken and the expected timeframe in which Watford Re intends to rectify the failure.
Any Class 4 insurer which at any time fails to meet its applicable enhanced capital requirement shall upon becoming aware of that failure, or of having reason to believe that such a failure has occurred, immediately notify the BMA in writing and within 14 days of such notification file with the BMA a written report containing particulars of the circumstances leading to the failure; and a plan detailing the manner, specific actions to be taken and time within which Watford Re intends to rectify the failure and within 45 days of becoming aware of that failure, or of having reason to believe that such a failure has occurred, furnish the BMA with: (i) unaudited statutory economic balance sheets and unaudited interim statutory financial statements prepared in accordance with GAAP covering such period as the BMA may require; (ii) the opinion of a loss reserve specialist in relation to the total general business insurance technical provisions as set out in the economic balance sheet, where applicable; (iii) a general business solvency certificate in respect of the financial statements; and (iv) a capital and solvency return reflecting an enhanced capital requirement prepared using post-failure data where applicable.
Eligible capital
To enable the BMA to better assess the quality of the Class 4 insurer’s capital resources, a Class 4 insurer is required to disclose the makeup of its capital in accordance with the “3-tiered eligible capital system.” Under this system, all of the Class 4 insurer’s capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital and lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the Class 4 insurer’s MSM, ECR and TCL.
The characteristics of the capital instruments that must be satisfied to qualify as Tier 1, Tier 2 and Tier 3 Capital are set out in the Insurance (Eligible Capital) Rules 2012, and amendments thereto. Under these rules, Tier 1, Tier 2 and Tier 3 Capital may, until January 1, 2026, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if it would cause a breach, of the ECR.
Minimum liquidity ratio
The Insurance Act provides a minimum liquidity ratio for general business insurers and reinsurers. A Class 4 insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable, funds held by ceding reinsurers and any other assets which the BMA, on application in any particular case made to it with reasons, accepts in that case.
Certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.
The relevant liabilities include total general business insurance and reinsurance reserves and total other liabilities less deferred income tax and letters of credit and guarantees.
Code of conduct
The Insurance Code of Conduct, or the Insurance Code prescribes the duties, standards, procedures and sound business principles which must be complied with by all insurers and reinsurers registered under the Insurance Act. Failure to comply with the requirements of the Insurance Code will be taken into account by the BMA in determining whether an insurer or reinsurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act, may result in the BMA exercising its powers of intervention and investigation (see below) and will be a factor in calculating the operational risk charge under the insurer or reinsurer’s BSCR or approved internal model.
Restrictions on dividends and distributions
A Class 4 insurer is prohibited from declaring or paying a dividend if it is in breach of its MSM, ECR or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where a Class 4 insurer fails to meet its MSM or minimum liquidity ratio on the last day of any financial year, it will be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, a Class 4 insurer is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet), unless it files (at least seven days before payment of such dividends) with the BMA an affidavit signed by at least two directors (one of whom must be a Bermuda-resident director if any of the Class 4 insurer’s directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
Reduction of capital
A Class 4 insurer may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital and its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital (such as letters of credit).
A Class 4 insurer seeking to reduce its statutory capital by 15% or more, as set out in its previous year’s financial statements, is also required to submit an affidavit signed by at least two directors (one of whom must be a Bermuda-resident director if any of the Class 4 insurer’s directors are resident in Bermuda) and the principal representative stating that the proposed reduction will not cause it to fail its relevant margins and such other information as the BMA may require. Where such an affidavit is filed, it shall be available for public inspection at the offices of the BMA.
Supervision, investigation and intervention
The BMA may, by notice in writing served on a registered person or a designated insurer or reinsurer, require the registered person or designated insurer or reinsurer to provide such information and/or documentation as the BMA may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require the auditor, underwriter, accountant or any other person with relevant professional skill of such registered person or a designated insurer or reinsurer to prepare a report on any aspect pertaining thereto. In the case of a report, the person so appointed shall immediately give the BMA written notice of any fact or matter of which he becomes aware or which indicates to him that any condition attaching to his registration under the Insurance Act is not or has not, or may not be or may not have been fulfilled and that such matters are likely to be material to the performance of its functions under the Insurance Act. If it appears to the BMA to be desirable in the interests of the clients of a registered person or relevant insurance or reinsurance group, the BMA may also exercise these powers in relation to subsidiaries, parent companies and other affiliates of the registered person or designated insurer or reinsurer.
If the BMA deems it necessary to protect the interests of the policyholders or potential policyholders of an insurer, reinsurer, insurance group or reinsurance group, it may appoint one or more competent persons to investigate and report on the nature, conduct or state of the insurer, reinsurer, insurance group or reinsurance group’s business, or any aspect thereof, or the ownership or control of the insurer, reinsurer, insurance group or reinsurance group. If the person so appointed thinks it necessary for the purposes of his investigation, he may also investigate the business of any person who is or has been, at any relevant time, a member of the insurance group or reinsurance group or of a partnership of which the person being investigated is a member. In this regard, it shall be the duty of every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister, attorney or insurance manager to produce to the person appointed such documentation as he may reasonably require for the purpose of the investigation, and to attend and answer questions relevant to the investigation and to otherwise provide such assistance as may be necessary in connection therewith.
Where the BMA suspects that a person has failed to properly register under the Insurance Act or that a registered person or designated insurer or reinsurer has failed to comply with a requirement of the Insurance Act or that a person is not, or is no longer, a fit and proper person to perform functions in relation to a regulated activity, it may, by notice in writing, carry out an investigation into such person (or any other person connected thereto). In connection therewith, the BMA may require every person who is or was a controller, officer, employee, agent, banker, auditor, accountant, barrister, attorney or insurance manager to make a report and produce such documents in his care, custody and control and to attend before the BMA to answer questions relevant to the BMA’s investigation and to take such actions as the BMA may direct. The BMA may also enter any premises for the purposes of carrying out its investigation and may petition the court for a warrant if: (i) it believes a person has failed to comply with a notice served on him; (ii) there are reasonable grounds for suspecting the incompleteness of any information or documentation produced in response to such notice; or (iii) that its directions will not be complied with or that any relevant documents would be removed, tampered with or destroyed.
If it appears to the BMA that the business of the registered insurer or reinsurer is being conducted in a way that there is a significant risk of the insurer or reinsurer becoming insolvent or unable to meet its obligations to its policyholders, or that the insurer or reinsurer is in breach of the Insurance Act or any conditions imposed upon its registration, or the minimum criteria stipulated in the Insurance Act is not or has not been fulfilled in respect of a registered insurer or reinsurer, or that a person has become a controller without providing the BMA with the appropriate notice or in contravention of a notice of objection, or the registered insurer or reinsurer is in breach of its ECR, the BMA may issue such directions as it deems desirable for safeguarding the interests of the policyholders or potential policyholders of the insurer, reinsurer, insurance group or reinsurance group. The BMA may, among other things, direct an insurer or reinsurer: (i) not to take on any new insurance or reinsurance business; (ii) not to vary any insurance or reinsurance contract if the effect would be to increase its liabilities; (iii) not to make certain investments; (iv) to realize certain investments; (v) to maintain or transfer to the custody of a specified bank, certain assets; (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments; (vii) to limit its premium income; (viii) not to enter into any specified transaction with any specified persons or persons of a specified class; (ix) to provide such written particulars relating to the financial circumstances of the insurer or reinsurer as the BMA thinks fit; (x) to obtain the opinion of a loss reserve specialist and to submit it to the BMA; and (xi) to remove a controller or officer.
Fit and proper controller
The BMA maintains supervision over the controllers of all registered insurers and reinsurers in Bermuda.
A controller includes: (i) the managing director of the registered insurer, reinsurer or its parent company; (ii) the chief executive of the registered insurer, reinsurer, or of its parent company; (iii) a 10%, 20%, 33% or 50% shareholder controller; and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer, reinsurer, or of its parent company are accustomed to act.
The definition of shareholder controller is set out in the Insurance Act, but generally refers to: (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer, reinsurer, or its parent company; (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer, reinsurer, or its parent company; or (iii) a person who is able to exercise significant influence over the management of the registered insurer, reinsurer, or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.
A shareholder controller that owns 10% or more, but less than 20% of the shares as described above is defined as a 10% shareholder controller. A shareholder controller that owns 20% or more, but less than 33% of the shares as described above is defined as a 20% shareholder controller. A shareholder controller that owns 33% or more but less than 50% of the shares as described above is defined as a 33% shareholder controller. A shareholder controller that owns 50% or more of the shares as described above is defined as a 50% shareholder controller.
Any person who becomes a 10%, 20%, 33% or 50% shareholder controller of us shall be required, within 45 days, to notify the BMA in writing that he or she has become such a controller. A shareholder controller is also required to serve notice in writing on the BMA within 45 days of reducing or disposing of shares such that it ceases to be a 50%, 33%, 20% or 10% shareholder controller. Any person who fails to give any such notice is guilty of an offense and shall be liable on summary conviction to a fine of U.S. $25,000.
The BMA may file a notice of objection to any person who has become a controller of any description where it appears that such person is not or is no longer, a fit and proper person to be a controller of the registered insurer or reinsurer. Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue formal notice of objection and the reasons for which it appears that the person is not or no longer considered a fit and proper person. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA, which shall be taken into account by the BMA in making their final determination. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offense and shall be liable on summary conviction to a fine of U.S. $25,000 (and a continuing fine of U.S. $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of U.S. $100,000 or two years in prison or both.
Notification of material changes
All registered insurers and reinsurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance or reinsurance business being part of a scheme falling within, or any transaction relating to a scheme of arrangement under, Section 25 of the Insurance Act or Section 99 of the Companies Act; (ii) the

amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business; (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance or non-reinsurance business which offers services and products to persons who are not affiliates of the insurer or reinsurer; (v) outsourcing all or substantially all of the company’s actuarial, risk management compliance and internal audit functions; (vi) outsourcing all or a material part of an insurer or reinsurer’s underwriting activity; (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business; (viii) the expansion into a material new line of business; (ix) the sale of an insurer or reinsurer; and (x) outsourcing the role of the chief executive or senior executive performing the duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
No registered insurer or reinsurer shall take any steps to give effect to a material change, unless it has first served notice on the BMA that it intends to effect such material change and before the end of 30 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
Before issuing a notice of objection, the BMA is required to serve upon the person concerned a preliminary written notice stating the BMA’s intention to issue a formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the BMA which shall be taken into account by the BMA in making their final determination.
Notification by registered person of change of controllers and officers
Watford Re, as a Class 4 insurer, is required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the Class 4 insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer or reinsurer means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
Group supervision
The BMA may, in respect of an insurance group, determine whether it is appropriate for it to act as its group supervisor. An insurance group is defined as a group of companies that conducts insurance business. The Authority may make such determination where it ascertains that: (i) the group is headed by a “specified insurer” (that is to say, it is headed by either a Class 3A, Class 3B or Class 4 general business insurer or a Class C, Class D or Class E long-term insurer or another class of insurer designated by order of the BMA); (ii) where the insurance group is not headed by a “specified insurer,” where it is headed by a parent company which is incorporated in Bermuda; or (iii) where the parent company of the group is not a Bermuda company, in circumstances where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer.
Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer, or the Designated Insurer, and it shall give to the Designated Insurer and other applicable insurance regulatory authority written notice of its intention to act as group supervisor. Before the BMA makes a final determination whether or not to act as group supervisor, it shall take into account any written representations made by the Designated Insurer submitted within such period as is specified in the notice.
The BMA may exclude any company that is a member of an insurance group from group supervision on the application of the Designated Insurer, or on its own initiative, provided the BMA is satisfied that: (i) the company is situated in a country or territory where there are legal impediments to cooperation and exchange of information; (ii) the financial operations of the company have a negligible impact on insurance group operations; or (iii) the inclusion of the company would be inappropriate with respect to the objectives of group supervision.
The BMA may, on its own initiative or on the application of the relevant Designated Insurer, include within group supervision a company that is a member of the group that is not on the Register of Group Particulars (described below) if it is satisfied the financial operations of the company in question may have a material impact on the insurance group’s operations and its inclusion would be appropriate having regard to the objectives of group supervision.
Once the BMA has been designated as group supervisor, the Designated Insurer must ensure that the insurance group of which it is a member appoints: (i) an individual approved by the BMA who is qualified as a group actuary to provide an opinion on the insurance group’s insurance technical provisions in accordance with the requirements of Schedule XIV “Group Statutory Economic Balance Sheet” of the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011; and (ii) an auditor approved by the BMA to audit the financial statements of the group.
Pursuant to its powers under the Insurance Act, the BMA will maintain a register of particulars for every insurance group, or the Register of Group Particulars, for which it acts as the group supervisor, detailing the names and addresses of: (i) the Designated Insurer; (ii) each member company of the insurance group falling within the scope of group supervision; (iii) the principal representative of the insurance group in Bermuda; (iv) other competent authorities supervising other member companies of the insurance group; and (v) the insurance group auditors. The Designated Insurer must immediately notify the BMA of any changes to the above details entered on the Register of Group Particulars.
As group supervisor, the BMA will perform a number of supervisory functions including: (i) coordinating the gathering and dissemination of relevant or essential information for going concerns and emergency situations, including the dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out supervisory reviews and assessments of the insurance group; (iii) carrying out assessments of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating through regular meetings held at least annually (or by other appropriate means) with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating enforcement actions that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors in order to facilitate the carrying out of the functions described above.
The BMA may, for the purposes of group supervision, make rules applying to Designated Insurers which take into account any activities of the insurance group of which they are members or of other members of the insurance group. Such rules may make provision for the assessment of the financial situation of the insurance group; the solvency position of the insurance group (including the imposition of prudential standards in relation to enhanced capital requirements, capital and solvency returns, insurance reserves and eligible capital that must be complied with by the Designated Insurers); the system of governance and risk management of the insurance group; intra-group transactions and risk concentrations; and supervisory reporting and disclosure in respect of the insurance group.
Watford Re was designated by the BMA as a Designated Insurer on May 5, 2017 and as such we are currently subject to group supervision.
Disclosure of information
In addition to powers under the Insurance Act to investigate the affairs of an insurer or reinsurer, the BMA may require certain information from an insurer or reinsurer (or certain other persons) to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality.
Cancellation of insurer or reinsurer’s registration
An insurer or reinsurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act. Failure by the insurer or reinsurer to comply with its obligations under the Insurance Act, or if the BMA believes that the insurer or reinsurer has not been carrying on business in accordance with sound insurance or reinsurance principles, would be such grounds.
Certain other Bermuda law considerations
All Bermuda exempted companies are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda except that required for their business held by way of lease or tenancy for a term not exceeding 50 years or, with the consent of the Minister of Economic Development granted in his discretion, land by way of lease or tenancy for a term not exceeding 21 years in order to provide accommodation or recreational facilities for its officers and employees; (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of B.D.$50,000 without the consent of the relevant Ministers; (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other bonds or debentures issued by the Bermuda Government or a public authority; or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Economic Development. Generally, it is not permitted without a special license granted by the Minister to insure or reinsure Bermuda domestic risks or risks of persons of, in or based in Bermuda.
All Bermuda companies must comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that (i) it is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of its assets would thereby be less than its liabilities.
United States insurance regulation
General
In common with other insurers, our U.S.-based subsidiaries are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which they are domiciled and licensed and/or approved to conduct business. The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings.
In addition, transactions among affiliates, including reinsurance agreements or arrangements, as well as certain third-party transactions, require prior regulatory approval from, or prior notice to and no disapproval by, the applicable regulator under certain circumstances. Certain insurance regulatory requirements are highlighted below. In addition, regulatory authorities conduct periodic financial, claims and market conduct examinations.

Increased federal or state regulatory scrutiny could lead to new legal precedents, new regulations, new practices, or regulatory actions or investigations, which could adversely affect our financial condition and operating results.
Credit for reinsurance
Except for certain mandated provisions that must be included in order for a ceding company to obtain credit for reinsurance ceded, the terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority. This contrasts with admitted primary insurance policies and agreements, the rates and terms of which generally are regulated by state insurance regulators.
Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, provide that only the state in which a primary insurer is domiciled may regulate the financial statement credit for reinsurance taken by that primary insurer.
A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its U.S. statutory-basis financial statements. In general, credit for reinsurance is allowed in the following circumstances: if the reinsurer is licensed in the state in which the primary insurer is domiciled; if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled; in some instances, if the reinsurer (i) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (ii) meets certain financial requirements; or if none of the above applies, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.
WIC is an admitted insurer in 50 states and the District of Columbia. WSIC is eligible to issue insurance on an excess and surplus lines basis in 50 states and the District of Columbia. Watford Re does not expect to become licensed, accredited or so approved in any U.S. jurisdiction.
On April 4, 2018, the United States and the European Union entered into the Bilateral Agreement between the United States and the European Union on Prudential Matters Regarding Insurance and Reinsurance, or the EU-US Covered Agreement, that, among other things, would eliminate reinsurance collateral requirements for qualified U.S. reinsurers operating in the EU insurance market, and eliminate reinsurance collateral requirements for qualified E.U. reinsurers operating in the U.S. insurance market. In December 2018, the U.S. Secretary of the Treasury and the U.S. Trade Representative announced that they had reached agreement with the United Kingdom on a covered agreement, or the UK-US Covered Agreement, that would extend terms nearly identical to the EU-US Covered Agreement to insurers and reinsurers operating in the United Kingdom in connection with the United Kingdom’s withdrawal from the European Union. In June 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation to address the reinsurance collateral provisions of the EU-US Covered Agreement and the UK-US Covered Agreement and that eliminate reinsurance collateral requirements for qualified reinsurers domiciled in other jurisdictions deemed “Reciprocal Jurisdictions”.
Holding company regulation
All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and reasonable. Notice to the state insurance departments is required prior to the consummation of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval, or its failure to disapprove after receiving notice. The holding company acts also prohibit any person from directly or indirectly acquiring control of a U.S. insurance company unless that person has filed an application with specified information with the insurance company’s domiciliary commissioner and has obtained the commissioner’s prior approval. Under most states’ statutes, including New Jersey (the state of domicile of our U.S. insurance subsidiaries), acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted, as was the case for us, with Arch filing a disclaimer of control in connection with WSIC and WIC. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of our voting securities without the prior approval of the commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the commissioner. In 2010, the National Association of Insurance Commissioners, or the NAIC, adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which, among other changes, introduce the concept of “enterprise risk” within an insurance holding company system. If and when the amendments are adopted by a particular state, the amended Insurance Holding Company System Regulatory Act and Regulation would impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. The amended Insurance Holding Company System Regulatory Act also requires any controlling person of a U.S. insurance company seeking to divest its controlling interest in the insurance company to file with the commissioner a confidential notice of the proposed divestiture at least 30 days prior to the cessation of control; after receipt of the notice, the commissioner shall determine those instances in which the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. The amended Insurance Holding Company System Regulatory Act and Regulation must be adopted by the individual states for the new requirements to apply to U.S. domestic insurers and reinsurers. To date, every state and the District of Columbia have enacted legislation adopting the amended Insurance Holding Company System Regulatory Act in some form.
Enterprise risk
The NAIC has increased its focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. As noted above, in 2010, the NAIC adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulation, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report annually. In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment, or ORSA, Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. If and when the ORSA Model Act is adopted by an individual state, the state may impose additional internal review and regulatory filing requirements on licensed insurers and their parent companies.

Regulation of dividends and other payments from insurance subsidiaries
The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. See “Management’s discussion and analysis of financial condition and results of operations-Financial condition, liquidity and capital resources-Liquidity and capital resources” and Note 20 - “Statutory information” of the notes accompanying our financial statements.
Insurance regulatory information system ratios
The NAIC Insurance Regulatory Information System, or the IRIS, was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 property/casualty industry ratios (referred to as IRIS ratios) and specifies usual ranges and identifies unusual values for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business.
Accreditation
The NAIC has instituted its Financial Regulation Accreditation Standards Program, or FRASP, in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an “accredited” state. If a state is not accredited, other states may not accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. New Jersey, the state in which our insurance subsidiaries are domiciled, is an accredited state.
Risk-based capital requirements
In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from credit risk; and declines in asset values arising from investment risks.
An insurer will be subject to varying degrees of regulatory action depending on how its statutory surplus compares to its risk-based capital calculation. For equity investments in an insurance company affiliate, the risk-based capital requirements for the equity securities of such affiliate would generally be our U.S.-based subsidiaries’ proportionate share of the affiliates’ risk-based capital requirement.
Under the approved formula, an insurer’s total adjusted capital is compared to its authorized control level risk-based capital. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels include: insurer is required to submit a plan for corrective action; insurer is subject to examination, analysis and specific corrective action; regulators may place insurer under regulatory control; and regulators are required to place insurer under regulatory control.
Each of our U.S. subsidiaries’ surplus (as calculated for statutory purposes) is above the risk-based capital thresholds that would require either company or regulatory action.
Guaranty funds and assigned risk plans
Most states require all admitted insurance companies to participate in their respective guaranty funds which cover certain claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the states by the guaranty funds to cover these losses. Participation in state-assigned risk plans may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer’s participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis. Assigned risk pools tend to produce losses which result in assessments to insurers writing the same lines on a voluntary basis.
Federal regulation
Although state regulation is the dominant form of regulation for insurance and reinsurance business, the federal government in recent years has shown some concern over the adequacy of state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S.-based subsidiaries’ capital and operations, and such laws or regulations could materially adversely affect their business. In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control, or OFAC. OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act created the Federal Insurance Office, or FIO, within the Department of Treasury, which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, administers the Terrorism Risk Insurance Program Reauthorization Act of 2015, or TRIPRA, consults with the states regarding insurance matters and develops federal policy on aspects of international insurance matters. In addition, FIO is authorized to assist the Treasury Secretary in negotiating “covered agreements” between the U.S. and one or more foreign governments or regulatory authorities that address insurance prudential measures. Where a state law is inconsistent with a “covered agreement” and provides less favorable treatment to foreign insurers than U.S. companies, the FIO Director may preempt conflicting state law. In 2013, the FIO issued two reports relating to the insurance industry, one on modernization of the insurance regulatory system and one on the impact of Part II of the Nonadmitted and Reinsurance Reform Act of 2010. In December 2014, the FIO issued a report on the vital role that the global reinsurance market plays in supporting insurance in the United States. The impact that these reports will have on the regulation of insurance, if any, is yet to be determined. The Dodd-Frank Act also created a uniform system for non-admitted insurance premium tax payments based on the home state of the policyholder and provides for single state regulation for financial solvency and credit for reinsurance as discussed above.
The Dodd-Frank Act established the Consumer Finance Protection Bureau, or the CFPB, to regulate the offering and provision of consumer financial products and services under federal law. Pursuant to the Dodd-Frank Act, the CFPB is charged with rulemaking and enforcement with respect to enumerated consumer laws. The Dodd-Frank Act also granted to the CFPB certain supervisory powers with respect to “covered persons” and “service providers,” as defined by the Dodd-Frank Act.
Terrorism Risk Insurance Program Reauthorization Act of 2015
The Terrorism Risk Insurance Act of 2002 was amended and extended again by TRIPRA through December 31, 2020. TRIPRA provides a federal backstop for insurance-related losses resulting from certain acts of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. Under TRIPRA, all U.S.-based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under TRIPRA, the federal government will pay 85% of covered losses after (i) aggregate industry insured losses resulting from the act of terrorism exceeds a statutorily prescribed program trigger, and (ii) an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The program trigger for calendar year 2015 is $100 million and will increase by $20 million per year until it becomes $200 million in 2020. Beginning January 1, 2016, the 85% federal share will decrease by 1% per year until it becomes 80% in 2020. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. An insurer’s deductible for each year is based on the insurer’s (together with those of its affiliates) direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto, surety, professional liability and earthquake lines of business, for the prior calendar year multiplied by a specified percentage. The specified percentage for 2015 through 2020 is 20%. Our U.S.-based property and casualty insurers, WIC and WSIC, are subject to TRIPRA.
The Gramm-Leach-Bliley Act
The Gramm-Leach-Bliley Act of 1999, or the GLBA, which implements fundamental changes in the regulation of the financial services industry in the United States, was enacted on November 12, 1999. The GLBA permits mergers that combine commercial banks, insurers and securities firms under one holding company, a “financial holding company.” Bank holding companies and other entities that qualify and elect to be treated as financial holding companies may engage in activities, and acquire companies engaged in activities, that are “financial” in nature or “incidental” or “complementary” to such financial activities. Such financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.
Until the passage of the GLBA, the Glass-Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. Since passage of the GLBA, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may affect our U.S. subsidiaries’ product lines by substantially increasing the number, size and financial strength of potential competitors.
The GLBA also imposes privacy requirements on financial institutions, such as insurance companies, including obligations to protect and safeguard consumers’ non-public personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued Interagency Guidelines Establishing Information Security Standards, or “Security Guidelines,” and interagency regulations regarding financial privacy, or “Privacy Rule,” implementing sections of GLBA. The Security Guidelines establish standards relating to administrative, technical, and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of consumer information. The Privacy Rule limits a financial institution’s disclosure of non-public personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent or “opt out” of the disclosure. The Privacy Rule also requires that privacy notices provided to customers and consumers describe the financial institutions’ policies and practices to protect the confidentiality and security of the information. Many states have enacted legislation implementing GLBA and establishing information security regulation. Many states have enacted privacy and data security laws which impose compliance obligations beyond GLBA, including obligations to protect social security numbers and provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer non-public information.
Legislative and regulatory proposals
From time to time, various regulatory and legislative changes have been, and will be, proposed in the insurance and reinsurance industry. Among the proposals that have been considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and the NAIC. In addition, there are a variety of proposals being considered by various state legislatures. Two ongoing areas of work at the NAIC are model rules relating to corporate governance and consideration of enhanced methods of group supervision.
Gibraltar insurance regulation
General
The Gibraltar Financial Services Commission, or the GFSC, regulates insurance and reinsurance companies, firms carrying out insurance mediation activities and insurance managers operating in Gibraltar. Insurance and reinsurance companies operate principally under the Financial Services (Insurance Companies) Act 1987 and, since January 1, 2016, also under the Financial Services (Insurance Companies) (Solvency II Directive) Act 2015. Insurance intermediaries and insurance managers operate principally under the Financial Services (Investment & Fiduciary Services) Act 1989. In addition, insurance companies, intermediaries and managers are subject to a range of further laws and regulations.
On July 28, 2015, WICE was licensed by the GFSC. It holds permissions to write the following classes and is authorized to do business in the following territories:

•	United Kingdom: 3 (Land Vehicles), 10 (Motor Vehicle Liability);

•	France: 1 (Accident), 3 (Land Vehicles), 8 (Fire and Natural Forces), 9 (Damage to Property), 10 (Motor Vehicle Liability), 13 (General Liability); and

•	Ireland: 1 (Accident), 3 (Land Vehicles), 8 (Fire and Natural Forces), 9 (Damage to Property), 10 (Motor Vehicle Liability), 13 (General Liability).
The GFSC’s mission statement states that its mission is “to provide financial services regulation in an effective and efficient manner in order to promote good business, protect the public from financial loss and enhance Gibraltar’s reputation as a quality financial centre.” Underpinning this mission statement, the GFSC’s regulatory objectives are the promotion of market confidence, the reduction of systemic risk, the promotion of public awareness, the protection of the good reputation of Gibraltar, the protection of consumers and the reduction of financial crime.
The GFSC is responsible both for supervising the application of prudential standards and the conduct of firms across the Gibraltar financial services sector. This includes, but is not limited to banks, insurance companies, insurance intermediaries, e-money issuers, payment service institutions, investment firms, fund service providers, funds, fiduciary service providers and auditors.
Gibraltar financial service firms, including insurance and reinsurance companies, which passport their services into another EU member state are also subject to the conduct and general good provision in that member state, as set out by the host state regulator.

Financial resources
WICE is required to have adequate financial assets and to file quarterly returns to the GFSC. WICE adopts the Standard Formula as postulated under Solvency II to calculate its regulatory solvency capital requirement, or SCR. In addition to this, WICE is required to carry out its own risk and solvency assessment at least annually, taking into account its specific risk profile and risk appetite to formulate an internal view of the appropriate level of capital.
The calculation of the SCR takes account of market risk, insurance risk (underwriting and reserving), counterparty risk and operational risk. The ORSA also takes account of other risks facing the business, such as liquidity risk and group risk.
The GFSC requires insurance and reinsurance companies to maintain an appropriate buffer above the SCR, but this is not prescriptive. The buffer is expected to be appropriate to the risk profile and type of business written.
WICE maintains a level of capital which is above both the SCR and the internally derived view of capital required.
Financial services compensation scheme
The Financial Services Compensation Scheme, or FSCS, is a scheme established under FSMA to compensate eligible policyholders of insurance and reinsurance companies who may become insolvent. The FSCS is funded by the levies that it has the power to impose on all insurers and reinsurers. As a motor insurer writing into the U.K. market, WICE contributes to the FSCS.
Motor insurance bureau
The Motor Insurance Bureau in the United Kingdom, or MIB, and the Motor Insurance Bureau Ireland, or MIBI, provide compensation where an individual is injured by an uninsured driver. As an insurance and reinsurance company writing motor business into the U.K. and Ireland, WICE is a member of both the MIB and the MIBI and pays the appropriate levies.
Additional restrictions
When granting a license, the GFSC issues a Notice of Requirements, or NOR, which imposes further restrictions on a licensee over and above those set out in legislation. The key restrictions applicable to WICE include the following:
Restriction on business to be written
WICE is required to obtain prior written approval of the GFSC if it plans to make any significant change to the business that it writes.
Restrictions on transactions with connected parties
WICE is required to obtain prior written consent from the GFSC if it enters into certain transactions with connected parties. This includes: (i) agreements which will result in payments in excess of $40,000; (ii) the acquisition of property in excess of $40,000; (iii) other property-related arrangements including, but not limited to, mortgages, charges and leases above $40,000; (iv) undertaking any liability to meet an obligation of a connected party; (v) loans to connected parties exceeding $40,000; and (vi) entering into or varying a reinsurance agreement with a connected party without giving the GFSC 14 days prior written notice.
Changes to WICE’s operations
WICE must inform the GFSC of any significant change in its insurance or reinsurance arrangements, a change in the name of its bankers or the address of the branch where the account is held, or a change in its auditors.

Provision of information
WICE must send to the GFSC, within 14 days, copies of insurance or reinsurance agreements, agreements for the provision of insurance management services or changes to agreements and new or revised agreements with investment managers.
Restriction on dividends
WICE is required to notify the GFSC of any proposal to declare or pay a dividend and is required to provide relevant financial information which has been considered by its board of directors in considering this proposal. WICE is not permitted to pay any such dividend within 14 days of such notice to the GFSC.
In order to obtain regulatory approval for the payment of a dividend, WICE must demonstrate that it will continue to meet its SCR and its internal view of capital following the payment of such dividend.
Other matters
The NOR imposes a requirement on WICE to comply with certain other matters:

•	A business plan must be submitted prior to December 1 of each financial year;

•	WICE must obtain an annual independent actuarial review of loss reserves;

•	WICE must provide the GFSC with a copy of any management report provided by its auditors within two weeks of receipt;

•	WICE must submit to the GFSC copies of board of director and committee minutes and board of directors and committee packs on a quarterly basis once the meetings have been held; and

•	WICE must hold quarterly meetings of its board of directors.
European Union considerations
Through its authorization in Gibraltar, which is a British Overseas Territory of the U.K. and therefore has been able to benefit from certain rights available to Member States of the EU, WICE’s authorization is recognized throughout the European Economic Area, subject only to certain notification and application requirements. This authorization enables WICE to provide services or to establish a branch in any other Member State of the EU, where such entity will be subject to the insurance regulations of each such Member State with respect to the conduct of its business in such Member State, but remain subject only to the financial, prudential and operational supervision by the GFSC. The framework for the passporting of services and the establishment of branches in Member States of the EU was generally set forth, and remains subject to, directives adopted by the Council, the legislative body of the European Union, which directives are then implemented in each Member State. WICE currently passports under the Freedom of Services provisions into the United Kingdom, France and Ireland.
The United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit,” may adversely impact our European operations by limiting or removing WICE’s current ability to flexibly transact insurance business across the borders of European Union members. Alternative avenues to distribute our insurance products in Europe exist but may prove to be more costly and/or less economical, and a reduction in premium writings from Europe would have an adverse effect on our business, financial condition and results of operations. See Part I, Item 1A. “Risk Factors-Risks related to regulation of us and our operating subsidiaries-The United Kingdom’s withdrawal from the European Union could adversely affect us.”

Additional Information
We make available free of charge through our website, located at www.watfordre.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (such as our company) and the address of that site is www.sec.gov. Information included or referred to on, or otherwise accessible through, our website or any other website is not intended to form a part of or to be incorporated by reference into this report.

Item 1A. Risk factors
Set forth below are risk factors relating to our business. These risks and uncertainties are not the only ones we face. There may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results. You should carefully consider these risks along with the other information provided in this report, including under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our accompanying consolidated financial statements, as well as the information under the heading “Cautionary Note Regarding Forward-Looking Statements” before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.
Risks related to our insurance and reinsurance business
We operate in a highly competitive environment and we may not be able to compete successfully in our industry.
The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance and/or reinsurance risk. In our underwriting business, we compete with insurers that provide specialty P&C lines of insurance and reinsurance, including, among others: Aspen Insurance Holdings Limited, AXIS Capital Holdings Limited, Berkshire Hathaway, Inc., Chubb Limited, Everest Re Group Ltd., Fairfax Financial Holdings Limited, Greenlight Capital Re, Ltd., Hannover Rückversicherung AG, Lloyd’s, Markel Corporation, Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., Third Point Reinsurance Ltd., Transatlantic Reinsurance Company and AXA XL Ltd. Additionally, other companies may enter the sectors of the markets in which we operate. We do not believe that we have a significant market share in any of our markets.
Financial institutions and other capital markets participants also offer alternative products and services similar to our own or alternative products that compete with insurance and reinsurance products, such as insurance/risk-linked securities, catastrophe bonds and derivatives. In recent years, capital market participants have been increasingly active in the reinsurance market and markets for related risks and are beginning to make forays into the insurance market.
Competition may have adverse consequences for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions. Our competitive position is based on many factors, including our perceived overall financial strength, ratings assigned by an independent rating agency, geographic scope of business, client and broker relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs) and appropriate and timely claim payments, as well as the reputation, experience and qualifications of the managers of our underwriting business and our employees. We may not be successful in competing with others on any of these bases and the intensity of competition in our industry may erode profitability and result in less favorable policy terms and conditions for insurance and reinsurance companies generally, including us.
We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets. In addition, continued consolidation within the industry may further enhance the already competitive underwriting environment. Any such consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that we offer or that compete with ours and we may experience rate declines and possibly write less business. We could incur greater expenses relating to customer acquisition and retention, reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a larger capital base so that they require less reinsurance. Insurance and reinsurance intermediaries could also consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better-capitalized competitors, which could include ACGL or current or future affiliates of ACGL. Arch competes with us and will continue to underwrite business for its own distinct portfolios in accordance with its own policies, strategies and business plans. Our business may be adversely impacted by the entry of other companies into the lines of business in which we operate.
The insurance and reinsurance industry is highly cyclical and we expect to continue to experience periods characterized by excess underwriting capacity and unfavorable premium rates.
Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. In particular, demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The industry-wide availability of insurance and reinsurance products is related to prevailing prices and levels of surplus capacity (supply) that, in turn, may fluctuate in response to changes in rates of return being realized in the industry on both the underwriting and investment sides of the business. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted favorable premium levels and changes in terms and conditions. The supply of insurance and reinsurance capacity has increased over the past several years and may increase further, either as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers.
We may enter lines of business that may prove to be less favorable or profitable than anticipated due to economic or other factors beyond our control.
In seeking attractive underwriting opportunities, we may enter lines of business that we model as being profitable and accretive to our underwriting portfolio but that ultimately may prove to be less favorable or profitable than anticipated due to economic or other factors beyond our control. For example, in response to favorable market dynamics, we increased our mortgage reinsurance and European motor insurance business. However, if those lines of business cease to be profitable in the future, it could adversely affect our business. Furthermore, the results of certain lines of business we write may be more susceptible than others to macroeconomic conditions. For instance, mortgage insurance and reinsurance losses result when a borrower becomes unable to continue to make mortgage payments and the home of such borrower cannot be sold for an amount that covers unpaid principal and interest and the expenses of the sale. Deteriorating economic conditions increase the likelihood that borrowers will have insufficient income to pay their mortgages and can adversely affect housing values leading to losses on mortgage insurance and reinsurance contracts.
The insurance and reinsurance industry is from time to time subject to regulatory, legislative, judicial or other unforeseen developments, which could adversely affect our business.
From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that are presently being considered is the possible introduction of global regulatory standards for the amount of capital that insurance groups must maintain across the group.
The turmoil in the financial markets following the financial crisis of 2007-2008 has increased the likelihood of changes in the way the financial services industry is regulated. Governmental authorities in the United States and worldwide have become increasingly interested in potential risks posed by the insurance industry as a whole and to commercial and financial systems in general. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years and some state legislators have considered or enacted laws that will alter and likely increase state regulation of insurance and reinsurance companies and holding companies.
In July 2010, the U.S. government passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which, among other things, created the Federal Insurance Office to be located within the U.S. Department of the Treasury, with the authority to monitor nearly all aspects of the insurance industry, and changed the regulatory framework for non-admitted insurance and reinsurance. It is difficult to predict the ultimate impact of the Dodd-Frank Act and whether it or any future modifications to the Dodd-Frank Act will positively or negatively affect our business plans. Similarly, government-sponsored enterprises, or GSEs, are operating under the conservatorship of the Federal Housing Finance Agency. In 2015, GSEs expanded their mortgage credit risk transfer programs; such transactions led to increased opportunities for multiline property and casualty reinsurers, such as us, as well as capital markets participants. The U.S. Congress is examining the role of GSEs in the U.S. housing market and may implement structural and other changes to GSEs. Changes in the roles of GSEs or their practices could have a material adverse effect on our mortgage reinsurance premium volumes. We may also be adversely affected as a result of new or revised legislation, or regulations imposed by the U.S. Securities and Exchange Commission, or the SEC, the U.S. Commodity Futures Trading Commission, or the CFTC, the U.S. Internal Revenue Service, or the IRS, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Additionally, there is a possibility that, in the future, we may be subject to new or revised legislation or regulations that may be enforced by entirely new governmental agencies. The National Association of Insurance Commissioners, or the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, regularly reexamines existing laws and regulations. There are also a variety of proposals being considered by various state legislatures.
Our products and services are ultimately distributed to individual and business customers. From time to time, consumer advocacy groups or the media may focus attention on insurance and reinsurance products and services, thereby subjecting the industry to periodic negative publicity. We also may be negatively impacted if competitors in one or more of our markets engage in practices resulting in increased public attention to our business. These factors may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our products or services or by increasing the regulatory burdens under which we operate.
While Watford Re, our main operating subsidiary, is licensed as a Class 4 insurer in Bermuda and is authorized to do business in Bermuda, changes in the laws and regulations in the jurisdictions in which our customers are domiciled may have an impact on our business. For example, European Union legislation known as “Solvency II,” which now governs the prudential regulation of insurers and reinsurers in the European Union, was implemented on January 1, 2016. Solvency II requires insurers and reinsurers in the European Union to meet risk-based solvency requirements. It also imposes group solvency and governance requirements on groups with insurers or reinsurers operating in the European Economic Area. Prior to the United Kingdom’s withdrawal from the European Union on January 31, 2020, WICE, which is domiciled in Gibraltar, was subject to Solvency II. Following the United Kingdom’s withdrawal, it is uncertain whether the United Kingdom will maintain equivalence with Solvency II beyond the post-withdrawal transition period, which is expected to continue through December 31, 2020. See “Risks related to regulation of us and our operating subsidiaries-The United Kingdom’s withdrawal from the European Union could adversely affect us.” Furthermore, the BMA has also implemented and imposed additional requirements on the commercial insurance companies it regulates, including Watford Re and its subsidiaries, driven, in large part, by Solvency II.

The cost of compliance with existing laws and regulations is expensive and should we become subject to additional rules and regulations, including Solvency II amendments, there can be no assurance that we will be able to comply fully with, or obtain desired exemptions from, such laws and regulations that govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or to undertake activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions.
When evaluating an insurer’s financial strength and determining minimum capital requirements, rating agencies and applicable regulators typically assign capital charges to not only the underwriting portfolio but also to the different classes of investment assets held by that insurer, based on the perceived level of risk and volatility. Our non-investment grade assets are viewed as riskier than investment grade assets and thereby carry higher capital charges than those assigned to investment grade assets, and therefore we may be required to hold more capital than similarly-sized traditional insurers and reinsurers, and it is possible that, for certain atypical, non-investment grade assets, we might receive minimal or no regulatory capital credit. While our strategy involves a greater degree of investment risk than is typical for traditional insurers and reinsurers, in our overall enterprise risk management framework, such increased investment risk is balanced with the more predictable timing of claims payments inherent in our underwriting portfolio, especially in relation to the lesser amount of catastrophe exposure we assume, as compared with the amount of such catastrophe risk assumed by many of our insurance and reinsurance peers. Our having a mid- to long-tail underwriting portfolio reduces, but does not entirely eliminate, the risk of needing to sell investment assets into an inopportune market cycle in order to generate cash for claims payments.
Emerging claim and coverage issues may adversely affect our business.
As insurance industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge, including new or expanded theories of liability. We refer to these dynamics and practices as “social inflation.” These or other changes could impose new financial obligations on us by extending coverage beyond our underwriting intent or otherwise require us to make unplanned modifications to the products and services that we provide, or cause the delay or cancellation of products and services that we provide. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. Moreover, irrespective of the clarity and inclusiveness of policy language, we cannot assure you that a court or arbitration panel will enforce policy language or not issue a ruling adverse to us. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wording and by social inflation trends, including increased litigation, expanded theories of liability and higher jury awards. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. For example, we believe our property results have been adversely impacted over recent periods by increasing primary claims level fraud and abuses, as well as other forms of social inflation, and that these trends may continue. Accordingly, the effects of these unforeseen developments could adversely impact our ability to achieve our goals.
Increasing barriers to free trade and the free flow of capital could adversely affect the insurance and reinsurance industry and our business.
Recent political initiatives to restrict free trade and close markets, such as the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit”, and the Trump administration’s decision to withdraw from the Trans-Pacific partnership and potentially renegotiate or terminate existing bilateral and multilateral trade arrangements, could adversely affect the insurance and reinsurance industry and our business. In particular, our ability to compete successfully in the insurance and reinsurance industry can be disproportionately impacted by restraints on the free flow of capital because our business model depends on our ability to globally diversify risk.
Underwriting risks and reserving for losses are based on probabilities and related modeling, which are subject to inherent volatility in financial markets and other uncertainties.
Our success is dependent upon our ability to accurately assess the risks associated with the businesses that we insure and reinsure. In making underwriting decisions and establishing reserves for loss and loss adjustment expenses, we make estimates that involve actuarial and statistical projections of the ultimate settlement value and administration costs of losses. We began operations in March 2014 and thus we have a limited operating history and loss experience from which to directly extrapolate reserves. We utilize actuarial models, as well as available historical insurance industry loss experience and loss development patterns, to assist in the establishment of our estimates. Most or all of the factors utilized in determining these estimates are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact our ability to accurately assess the risks of the policies that we write. Changes in the assumptions inherent within these models or used by management could lead to a future increase in our estimate of ultimate losses on business we have written.
As of December 31, 2019, our consolidated reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were $1,098.1 million. Such reserves were established in accordance with applicable insurance laws and U.S. GAAP. However, as described in more detail above, loss reserves are inherently subject to uncertainty and any estimates and assumptions made as part of the reserving process could prove to be inaccurate.
In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer and additional lags between the time of reporting and final settlement of claims. Unfavorable developments in any of these factors, when recognized, could cause the then-current level of reserves to be inadequate.
In addition, the estimation of loss reserves is also more difficult during times of adverse economic and market conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures or losses, reduced maintenance of insured properties or increased frequency of small claims. We write reinsurance business worldwide, and write insurance business in territories in which our insurance subsidiaries are licensed. Our insurance subsidiaries are located in the United States and Gibraltar (with a branch in Romania), and any such adverse policyholder behavior may vary by territory based on economic and other factors, and may prove more prevalent in certain lines of business and/or territories in which we write business. Potential changes in the level of inflation, which may likewise vary by territory, also result in an increased level of uncertainty in our estimation of loss reserves. As a result, actual losses and loss adjustment expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
Adverse conditions in the financial markets, such as disruptions, uncertainty or volatility in the capital and credit markets, may adversely affect the liquidity of our investment portfolios and, moreover, may result in realized and unrealized investment losses that could have a material adverse effect on our loss reserves, financial position and business. Furthermore, a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions (sometimes referred to as a “systemic risk”), may expose us to insurance or investment exposures that could have a material adverse effect on our results of operations and financial condition. As a result, actual losses and loss adjustment expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Our policyholders, cedants, reinsurers and retrocessionaires may also be affected by such adverse conditions, which could adversely affect their ability to meet their obligations to us.

If our loss reserves prove to be inadequate, we will be required to increase loss reserves at the time of such determination with a corresponding reduction in our net income in the period in which the deficiency becomes known. It is possible that claims in respect of events that have occurred could exceed our claim reserves and have a material adverse effect on our results of operations, in a particular period, or on our financial condition in general. Adverse economic conditions could also have a material impact on the frequency and severity of claims and therefore could negatively impact our underwriting returns. As a compounding factor, although most insurance contracts have policy limits, the nature of P&C insurance and reinsurance is such that losses we are required to pay can exceed policy limits for a variety of reasons, thereby adversely affecting our financial condition.
For further discussion of our reserve experience, please see Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations-Critical accounting policies, estimates and recent accounting pronouncements” and “Management’s discussion and analysis of financial condition and results of operations-Reserves for losses and loss adjustment expenses.”
We may be adversely impacted by inflation.
We monitor the risk that the principal markets in which we operate could experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and could impact the performance of our investment portfolios. We believe the risk of inflation across our key markets is increasing. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered to be long tail in nature, as they require a relatively long period of time to finalize and settle claims. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. The onset, duration and severity of an inflationary period cannot be estimated with precision.
The availability of reinsurance and retrocessional coverage may be limited and counterparty credit and other risks associated with our reinsurance arrangements may result in losses, which could adversely affect our financial condition and results of operations.
For the purposes of managing risk, we use reinsurance and also may use retrocessional arrangements. In the normal course of business, our insurance subsidiaries cede a portion of their premiums through pro rata, excess of loss or facultative reinsurance agreements. Watford Re purchases a limited amount of retrocessional coverage as part of its aggregate risk management program and cedes certain business to Arch. The availability and cost of reinsurance and retrocessional protection is subject to market conditions, which are beyond our control. As a result of such market conditions and other factors, we may not be able to successfully mitigate risk through reinsurance and retrocessional arrangements.
Further, we are subject to credit risk with respect to our reinsurance and retrocessions because the ceding of risk to reinsurers and retrocessionaires does not relieve us of our liability to the clients or companies we insure or reinsure. We monitor the financial condition of our reinsurers and attempt to place coverages only with carriers we view as substantial and financially sound. An inability of our reinsurers or retrocessionaires to meet their obligations to us could have a material adverse effect on our financial condition and results of operations. Our losses for a given event or occurrence may increase if our reinsurers or retrocessionaires dispute or fail to meet their obligations to us or the reinsurance or retrocessional protections purchased by us are exhausted or are otherwise unavailable for any reason. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of our existing reinsurance or retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our financial condition and results of operations.

In our normal business operations, we assume a degree of credit risk from insurance and reinsurance intermediaries and service providers, which exposes us to potential liability.
In accordance with industry practice, we frequently pay amounts owed on claims under our insurance and reinsurance contracts to brokers, third-party claims administrators, program administrators, coinsurers, managing general agents and other similar producers, administrators and intermediaries. We entrust these entities to remit those amounts to our cedants, policyholders, third-party claimants or other service providers pursuant to our directions. In some jurisdictions, if certain of these producers, administrators or intermediaries fail to make such payment, we may remain liable for the deficiency, notwithstanding the obligation of the producer, administrator or intermediary to make such payment. Likewise, in certain jurisdictions, when the insured or ceding company pays the premiums for these contracts to certain of these producers, administrators or intermediaries for payment to us, these premiums are considered to have been paid and the insured or ceding company will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the producer, administrator or intermediary.
The risk associated with underwriting on a delegated authority basis, such as through reinsurance of risks underwritten by primary insurers and through delegation of underwriting authority to program administrators, can adversely affect our business.
Like other reinsurers insuring risks underwritten by primary insurers and insurers writing business with program administrators, managing general agents, coinsurers and other similar relationships, we do not separately evaluate each of the individual risks assumed by us. Therefore, we are largely dependent on the original underwriting decisions made by our ceding companies, program administrators, managing general agents and coinsurers in accordance with agreed underwriting guidelines. We are subject to the risk that the ceding companies or these other producers may not have adequately evaluated the risks to be insured or reinsured and that the premiums may not adequately compensate us for the risks we assume, or that they write business not permitted under the underwriting guidelines provided by us. We do not separately evaluate or handle each of the individual claims that may be made on the underlying insurance contracts. Therefore, we are dependent on the original claims decisions and claims-handling made by our clients and other producers. To the extent that a client or other producer fails to evaluate adequately the insured exposures or to appropriately handle the individual claims made thereunder, our financial condition and results of operations could be significantly and negatively affected.
Risks related to our company
We began operations in March 2014 and, therefore, limited historical information is available for investors to evaluate our performance or a potential investment in our shares.
There is limited historical information available to help prospective investors evaluate our performance or an investment in our shares. In general, insurance and reinsurance companies in their early stages of development present substantial business and financial risks and may incur meaningful operating losses. In general, these companies must successfully develop business relationships, establish operating and risk management procedures, hire staff, install management information systems and processes and complete other tasks appropriate for the conduct of their intended business activities. In particular, our ability to implement our underwriting strategy depends on, among other things, our ability to:

•	retain our relationships with Arch and HPS;

•	attract customers;

•	attract and retain personnel with underwriting, actuarial and credit analysis expertise;

•	maintain commercially acceptable claims-paying ability ratings;

•	evaluate effectively the risks that we assume under the policies and contracts that we write; and

•	execute our business plan in a timely manner, the failure of which may result in an adverse tax characterization of our company.
The failure or difficulty with any of the foregoing could adversely affect our ability to implement our underwriting strategy and, therefore, our business and results of operations.
The preparation of our financial statements requires us to make many estimates and judgments, which, if inaccurate, could cause volatility in our results of operations.
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues, expenses, and related disclosures of contingent liabilities. On an ongoing basis, we periodically evaluate our estimates, including those related to revenue recognition, insurance, reinsurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on our historical experience, where possible, on historical industry data and on various other assumptions, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a company with limited operating history, like us, are more difficult to make than those made in a mature company since limited historical information on our portfolio is available.
Loss and loss adjustment expense reserves are estimates at a given time of the losses that an insurer or reinsurer ultimately expects to pay in respect of claims, based on facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and other variable factors such as inflation. We believe that the process to estimate loss and loss adjustment expenses is subjective and complex. Our estimations of reserves, as a company with limited operating history, may be inherently less reliable than the reserve estimations of a company with an established loss history. Due to our limited operating history, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim may take years to develop. In addition, the possibility of future litigation or legislative change that may affect interpretation of policy terms further increases the degree of uncertainty in the reserving process. The uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in losses and loss expenses materially different from the reserves initially established. Changes to prior year reserves will affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or by decreasing net income if the prior year reserves prove to be insufficient. Actual claims and claims-related expenses paid may, and likely will, deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
We also expect volatility in results in periods in which significant loss events occur because U.S. GAAP does not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. As a result, we are not allowed to record contingency reserves to account for expected future losses. We anticipate that claims arising from future events may require the establishment of substantial reserves from time to time.
The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.
In our underwriting operations, we seek to limit our loss exposure through various mechanisms. For example, we write a number of contracts on an excess of loss basis, adhere to maximum limitations on business written in defined geographic zones, generally limit program size for each client/

program manager and selectively purchase reinsurance. In addition, in the case of reinsurance treaties, we may seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one event or series of events.
We cannot be certain that any of these loss limitation methods will be effective. For instance, geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. In spite of our loss limitation efforts, one or more catastrophic or other events could result in claims that substantially exceed our expectations. There also can be no assurance that various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, will be enforceable in the manner we intend. For example, it is possible that a court, arbitrator or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. Disputes relating to coverage and choice of legal forum may also arise. It is possible that any loss limitation protections set forth in our policies could be ineffective or voided, which, in either case, could have a material adverse effect on our financial condition or our results of operations.
We depend heavily on the performance of Arch, HPS and other third-party service providers under their respective agreements. In particular, we rely on Arch for services critical to our underwriting operations and we depend upon HPS to manage the investments of the funds in our non-investment grade portfolio.
We rely on Arch (including AIM), HPS and other third-party service providers for significant functions required to operate our business and execute our business plan. See “-Risks related to Arch” and “-Risks related to HPS and the HPS-managed non-investment grade portfolio.” The failure of one or more third-party service providers to perform or, moreover, the negligence, error, action or omission of any third-party service providers in performing their respective obligations, could cause us to suffer, among other things, financial loss, disruption of business, liability to third parties, regulatory intervention and reputational damage, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our business is dependent upon insurance and reinsurance brokers, intermediaries and program administrators and the loss of these important relationships could materially adversely affect our ability to market our products and services.
We market our policies and contracts primarily through a limited number of brokers, intermediaries and program administrators. Some of our competitors may be more attractive to our sources of business by virtue of having higher financial strength ratings, offering a larger variety of products, setting lower prices for insurance coverage, offering higher commissions and/or having had longer-term relationships with the brokers and program administrators than we have. This may adversely impact our ability to attract and retain brokers or program administrators to market our products. The failure or inability of brokers or program administrators to market our products successfully, or loss of all or a substantial portion of the business provided by these brokers and program administrators, could have a material adverse impact on our business, financial condition and results of operations.
We could be materially adversely affected to the extent that third parties to whom we delegate authority for underwriting, claims-handling or other services exceed their authorities, commit fraud or otherwise breach obligations owed to us.
We authorize program administrators, managing general agents, coinsurers and other similar agents and service providers to write business on our behalf within underwriting authorities prescribed by us. See “-Risks related to Arch.” We rely on the underwriting controls of these producers to write business within the underwriting authorities provided by us. Although we monitor such business on an ongoing basis, our monitoring efforts may not be adequate or our service providers or agents may exceed their underwriting authorities. In addition, our service providers, agents, insureds or other third parties may commit fraud or otherwise breach their obligations to us. To the extent that our service providers, agents, our insureds or other third parties exceed their underwriting authorities, commit fraud or otherwise breach obligations owed to us in the future, our financial condition and results of operations could be materially adversely affected.
We are exposed to credit risk related to our cedants and policyholders in certain of our underwriting operations.
In addition to exposure to credit risk related to our non-investment grade portfolio, reinsurance recoverables and reliance on brokers and other agents (each discussed elsewhere in this section), we are exposed to credit risk in other areas of our business related to our policyholders. In certain circumstances, we are exposed to credit risk if we write policies that have deductibles or that require our policyholder to reimburse us for any claims payments. Under these policies, we are typically obligated to pay the claimant the full amount of the claim and the policyholder is contractually obligated to reimburse us for the deductible or claim amount, which can be a set amount per claim and/or an aggregate amount for all covered claims. As such, we are exposed to credit risk from the policyholder. Additionally, we may write retrospectively rated policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period) or policies in which the premium is subject to adjustments after the exposure period to reflect the actual exposures written. In any such instance, we are exposed to policyholder or cedant credit risk to the extent the adjusted premium is greater than the original premium. The inability or failure of our policyholders to meet their obligations to us could have a material adverse effect on our financial condition and results of operations.
We may not be able to write as much premium as expected on business with the desired level of targeted profitability.
Factors that may inhibit or preclude us from accessing desirable business sufficient to meet our targeted premium or profitability levels include, among others:

•	general soft conditions in the insurance and reinsurance markets that depress premium rates and/or broaden coverage terms, which reduce expected returns;

•	difficulty penetrating reinsurance clients’ program structures due to established relationships between such clients (or their intermediaries) and reinsurers previously on the programs;

•	difficulty in signing program administrators to handle our insurance products due to established relationships between those program administrators and their incumbent insurers;

•
difficulty in selling our insurance products to prospective policyholders through our selected program administrators due to existing relationships between such policyholders and their current insurers;

•
possible unwillingness of prospective clients (or their intermediaries) to accept our products based on competitors’ higher ratings, our limited experience and performance history or concerns about our investment strategy; and

•
competition for business opportunities, including with ACGL. Arch is not contractually obligated to allocate any particular new business opportunity to us, even if it would meet our underwriting criteria. See “-Risks related to Arch.”

As a result of the foregoing, we may write a lesser volume of business and/or write business at lower than our targeted level of profitability. This could negatively affect our business and results of operations. If there is insufficient demand for the insurance or reinsurance products that we intend to write, we may amend our business strategy to focus on other types of insurance or reinsurance products, for which we may need to obtain additional licenses or regulatory approvals. There can be no assurances that we will be successful in achieving targeted premium volumes or profitability even if we amend our business strategy.
The inability to attract and retain key employees, as well as the effects of Bermuda employment restrictions, could negatively impact our business strategy and our business.
Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The pool of talent from which we actively recruit is limited. In addition, under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident’s certificate, holders of a working resident’s certificate or persons who are exempt pursuant to the Incentives for Job Makers Act 2011, as amended, or the IJM Act (“exempted persons”), may engage in gainful occupation in Bermuda without a work permit issued by the Bermuda Government. Except for our Chief Executive Officer and other “chief” officer positions (where the advertising requirement is automatically waived) or where specifically waived, a work permit will only be granted or renewed upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standards reasonably required by the employer. A work permit is issued with an expiry date, and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term.
Based on current governmental policy, it is unlikely that initial or extension applications in respect of persons holding “chief” officer positions will be denied. We have been designated by the Bermuda Government under the IJM Act as a company whose senior executives can be exempt from work permit control. This designation will remain in force provided we continue to meet the criteria for such designation under the IJM Act. All of our key officers in Bermuda are exempted persons. If, however, work permits are not obtained, or are not renewed, for our principal Bermuda-based employees and we are unable to recruit an adequate replacement or replace any such key employee within a reasonable period of time, our business may be significantly and negatively affected.
Although, to date, we have not experienced difficulties in attracting and retaining key personnel, the inability to attract and retain qualified personnel could have a material adverse effect on our financial condition and results of operations. Our future success depends to a significant extent upon the continued services of key employees in Bermuda and our ability to attract and retain key employees to implement our long-term business strategy. The loss of the services of our key executive officers or any inability to hire and retain talented personnel could delay or prevent us from fully implementing our business strategy and would significantly and negatively affect our business. We do not currently plan to maintain key man life insurance with respect to any of our management. If any member of senior management or other key employee dies or becomes incapacitated or leaves our company, we would bear the cost of locating a replacement for that individual.
A downgrade or withdrawal of our financial strength ratings by insurance rating agencies could adversely affect the volume and quality of business presented to us and could negatively impact our relationships with clients and the sales of our products.
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of insurers and reinsurers. A.M. Best has assigned our operating subsidiaries a financial strength rating of “A-” (Excellent), which is the fourth highest of 15 ratings that A.M. Best issues. Each of our operating subsidiaries also carries a financial strength rating of “A” with a stable outlook from KBRA, which is the sixth highest of 22 ratings that KBRA confers. These ratings reflect the respective rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our shares. Each of A.M. Best and KBRA periodically reviews our applicable rating, and may revise such rating downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors which may affect such an analysis include:

•	if we change our business practice from our business plan;

•	if our relationship with Arch changes, including any possible ratings effect if ACGL determines to no longer consolidate our results into its financial statements;

•	if our relationship with HPS changes;

•	if unfavorable financial or market trends impact us;

•	if our actual losses exceed our loss reserves;

•	if we are unable to obtain and retain key personnel;

•	if our investments incur significant losses;

•	if our financial results fail to meet, as applicable, A.M. Best’s or KBRA’s minimum expectations for our current rating; and/or

•	if either A.M. Best or KBRA alters its respective assessment methodologies in a manner that would adversely affect our rating.
In light of the difficulties experienced recently by many financial institutions, including our competitors in the insurance industry, we believe it is also possible that rating agencies may heighten the level of scrutiny they apply when analyzing companies in our industry, may increase the frequency and scope of their reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in their models and rating methodology for maintenance of certain rating levels.
These ratings are often a key factor in the decision by an insured or a broker/intermediary regarding whether to place business with a particular insurance or reinsurance provider. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect our relationships with agents, brokers, wholesalers, intermediaries, clients and other distributors of our existing products and services, as well as new sales of our products and services. In addition, under certain of the reinsurance agreements we write, upon the occurrence of a ratings downgrade or other specified triggering event, such as a reduction in surplus by specified amounts during specified periods, our ceding company clients may become entitled to certain rights, including, among other things, the right to terminate the subject reinsurance agreement and/or to require that our reinsurance company post additional collateral, which may adversely affect our liquidity position and our profitability. Any ratings downgrade or failure to obtain a necessary rating could adversely affect our ability to compete in our markets, could cause our premiums and earnings to decrease and could have a material adverse effect on our financial condition and results of operations. In addition, a downgrade in our rating could, in certain cases, constitute an event of default under one or more of our credit facilities.
If we are unsuccessful in managing our underwriting operations and investments in relation to each other, our ability to conduct our business could be significantly and negatively affected.
Our ability to forecast and manage the respective risks in our underwriting operations and our investments are crucial to our success. We may be unable to access underwriting business and investments that complement each other in the manner assumed by our pricing models. Our underwriting operations require us to forecast payments, liabilities and collateral requirements, and our investment operations require forecasting interest income, required collateral for investment leverage, and principal gains and losses.

In particular, we have a limited operating history. As a result, limited company historical information exists related to our experience in forecasting the timing of claims payments and maintaining adequate reserves to meet anticipated liabilities under our insurance and reinsurance policies.
If our modeling and expectations with respect to our underwriting or investments are incorrect, or if we are unable to adjust our exposure to the risks associated with either, we could be forced to attempt to liquidate some of our investments at an inopportune time in the markets, or to forego certain investments or certain opportunities to effect changes to our overall strategy in our underwriting operations that we otherwise may have been able to pursue.
A single or series of insurable events could result in simultaneous, correlated and substantial losses from underwriting operations and investment losses, which would adversely affect our financial condition and results of operations.
Our underlying business model is predicated upon the belief that risks associated with our underwriting operations and the investments of the investment portfolios are generally uncorrelated. However, a single or series of insurable events potentially could create simultaneous, correlated and substantial losses from underwriting operations due to claims associated with such event(s), as well as investment losses resulting in part from disruptions to capital markets, the combination of which would adversely affect our business and results of operations. Neither the investment management agreements nor the investment guidelines prohibit our Investment Managers from investing in assets with a risk profile that might prove correlated to our underwriting operations.
Claims for natural catastrophic events or unanticipated losses from war, pandemic, terrorism and political instability could cause large losses and substantial volatility in our results of operations and could have a material adverse effect on our financial position and results of operations.
Catastrophes directly impact our property business and can be caused by various events, including hurricanes, floods, tsunamis, windstorms, earthquakes, hailstorms, tornados, explosions, severe winter weather, fires, droughts and other natural disasters. Catastrophes can also cause losses in non-property business such as workers’ compensation or general liability. We seek to limit our modeled PML for property catastrophe exposures for each peak peril and peak zone from a 1-in-250 year occurrence to no more than 10% of our total capital. Depending on business opportunities and the mix of business that may comprise our underwriting portfolio, we may seek to adjust our self-imposed limitations on probable maximum loss for catastrophe-exposed property business. There can be no assurance that we will not suffer losses greater than 10% of our total capital from one or more catastrophic events in any one given geographic zone due to several factors, including the inherent uncertainties in estimating the frequency and severity of such events, potential inaccuracies and inadequacies in the data provided by clients and brokers, the limitations and inaccuracies of modeling techniques and the limitations of historical data used to estimate future losses, or as a result of a decision to change the percentage of shareholders’ equity exposed to a single modeled catastrophic event.
Our estimated PML is determined through the use of modeling techniques but we have aggregate exposures to natural catastrophic events that are in excess of the 1-in-250 year probability interval modeled occurrence loss amount to which we manage our catastrophe risk and our estimate does not represent our total potential loss for such exposures. Catastrophe modeling is an inexact discipline despite its use of a mix of historical data, scientific theory and mathematical methods. There is considerable uncertainty in the data and parameter inputs for insurance industry catastrophe models. In that regard, there is no universal standard in the preparation of insured data for use in the models and the running of modeling software. The accuracy of the models depends heavily on the availability of detailed insured loss data from actual recent large catastrophes.
Due to the limited number of such events historically, as well as other uncertainties such as the impact of climate change, there is significant potential for substantial differences between the modeled loss estimate and actual company experience for a single large catastrophic event. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. Although the loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency, there is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major catastrophes appears to have increased and may continue to increase in the future. Furthermore, the potential difference between our modeled loss estimate and actual company experience could be even greater for perils with less modeled annual frequency, such as a U.S. earthquake, or less modeled annual severity, such as a European windstorm. We also rely upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between our loss and that of the industry following a catastrophic event.
In addition to the natural property catastrophe exposures described above, we believe that economic and geographic trends affecting insured property, including inflation, property value appreciation and geographic concentration, tend to generally increase the size of losses from catastrophic events over time. Actual losses from future catastrophic events may vary materially from our modeled estimates due to the inherent uncertainties in making such determinations resulting from several factors, including the potential inaccuracies and inadequacies in the data provided by clients, brokers and ceding companies, the modeling techniques and the application of such techniques, the contingent nature of business interruption exposures, the effects of any resultant demand surge on claims activity and attendant coverage issues.
While we seek to limit our modeled net PML for natural property catastrophe exposures, we do have exposure under various lines of business to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict the timing of such events with statistical certainty or to estimate the amount of loss any given occurrence will generate. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, we may not be successful in doing so. Moreover, irrespective of the clarity and inclusiveness of policy language, there can be no assurance that a court or arbitration panel will not limit enforceability of policy language or otherwise issue a ruling adverse to us.
Claims for natural or man-made catastrophic events, or an unusual frequency of smaller losses in a particular period, could expose us to large losses and cause substantial volatility in our results of operations, which could have a material adverse effect on our ability to write new business and could cause the value of our common shares to fluctuate widely. Accordingly, we can offer no assurance that our available capital will be adequate to cover any such losses if they materialize. It is not possible to completely eliminate our exposure to unforecasted or unpredictable events and to the extent that losses from such risks occur, our financial condition and results of operations could be materially adversely affected.
In addition, our actual losses from catastrophic events may be larger than anticipated if we have reinsured some or all of our exposures and our reinsurers fail to meet their obligations or the reinsurance protections purchased are exhausted or are otherwise unavailable.
Furthermore, catastrophic events could result in a decline in the value of our invested assets, declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties we transact business with and have credit exposure to, including our reinsurers, and significant disruptions to our physical infrastructure, systems and operations. We cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. The occurrence of claims from catastrophic events could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year.

Our operations could also be impacted by catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. For example, on January 30, 2020, the World Health Organization declared that the recent novel coronavirus (COVID-19) outbreak that was first reported in China was a global health emergency. This has resulted in increased travel restrictions and extended shutdown of certain businesses not just in China but in other parts of Asia as well. Italy has also recently imposed similar restrictions in certain regions. While the effects of the coronavirus will be difficult to assess or predict, this outbreak could have a significant impact on our business. In addition, a pandemic affecting our employees, the employees of Arch, HPS and our other third party service providers or the employees of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the adverse effects we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
For a further discussion, see Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations-Underwriting, natural and man-made catastrophic events.”
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
We and our subsidiaries currently have several outstanding credit and letter of credit facilities and we have outstanding senior notes. We depend on access to these funds in operating our business. The credit and letter of credit facilities and the indenture governing our senior notes contain various business and financial covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, limitations on mergers and consolidations, sales of substantially all assets and indebtedness, restrictions as to dividends and stock repurchases, investment constraints and limitations on liens on the capital stock of certain subsidiaries. These covenants limit our financial and operational flexibility, which could have an adverse effect on our financial condition. We may also enter into future debt arrangements containing similar or different restrictive covenants. Our failure to comply with these covenants could result in an event of default under the credit or letter of credit facilities or the indenture governing our senior notes, which could result in us being required to repay the amounts outstanding under these facilities or our senior notes prior to maturity. These prepayment obligations could have an adverse effect on our results of operations and financial condition.
In addition, complying with these covenants could limit our financial and operational flexibility. Our credit and letter of credit facilities and our senior notes are described in more detail in Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations - Contractual obligations and commitments.”
Our results of operations will fluctuate from period to period and, in any given period, may not be indicative of our long-term prospects.
Our operating results can be expected to fluctuate from period to period. Fluctuations result from a variety of factors, including: (i) insurance and reinsurance contract pricing; (ii) our assessment of the quality of available underwriting opportunities; (iii) the volume and mix of products we underwrite; (iv) loss experience on the policies we write; (v) our ability to execute our risk management strategy; and (vi) the performance of our investment portfolios.
In particular, we seek to underwrite products and make investments to achieve favorable return on average equity over the long term. In addition, our opportunistic nature and focus on long-term growth in book value may result in fluctuations in total premiums written and results of operations from period to period as we concentrate on underwriting contracts that we believe will generate attractive long-term results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.
Returns on business written by us may, and likely will, deviate from the return on equity modeled at the time the policy or contract was written, perhaps substantially.
Insurance by its nature entails risk and uncertainty. Reinsurance risks may be even more difficult to assess than insurance risks because, especially with respect to treaty business, the reinsurance underwriter is one step removed from the underlying risks being assumed, which are underwritten by the cedants’ underwriters.
Actual investment returns on our investment capital and underwriting cash flows may deviate substantially from the investment income assumptions utilized in modeling the insurance or reinsurance contracts we write, thus leading to different economic results than anticipated. Additionally, the collateral actually required to write a contract along with the associated costs of collateral may prove to be significantly different than modeled.

Accordingly, returns on business written by us may, and likely will, deviate, whether positively or negatively, from the return on equity modeled at the time the policy was written, sometimes substantially.
We depend on our ability to maintain effective operating procedures, and our operational structure remains under development.
We operate within operating procedures that are designed to support our business and comply with our regulatory and reporting requirements, as a well as an enterprise risk management, or ERM, framework that is designed to assess and monitor our risks, and we continue to develop, implement and enhance our operational structure and ERM framework, including exposure management, financial reporting, information technology and internal controls for all of our operating subsidiaries. As part of our operational structure and ERM framework, each of our operating subsidiaries has entered into a services agreement with Arch. Similarly, each of our operating subsidiaries and Watford Trust has entered into investment management agreements with (i) HPS for the management of our non-investment grade investment portfolio and (ii) AIM, HPS and/or third-party managers for the management of our investment grade portfolio. Furthermore, beginning in 2015, we expanded our operations by adding both a Gibraltar-based platform and a U.S. based platform, with licensed companies in each jurisdiction able to write primary insurance, reinsurance or both, and we are currently in the process of acquiring Axeria IARD, a P&C insurance company based in France. In connection with our overseas expansion, we have hired senior managers to oversee those operations. In addition to our continuing development and implementation of our operational structure and ERM framework, we are incorporating any modifications to this framework into our U.S. and Gibraltar insurance subsidiaries with the goal of integrating this functionality into a consolidated architecture with which we conduct our overall business activities. If our pending acquisition of Axeria IARD is consummated, we expect to similarly integrate Axeria IARD into our structure. However, our management controls may not be adequate to identify, review, monitor, limit or eliminate all risks and exposures, and our employees and the employees of Arch, HPS and other third-party managers may not operate within these controls. Accordingly, there can be no assurance that we will not experience losses from operating risks, including as a result from fraud, errors, failures to document transactions properly or obtain proper internal authorizations, failures to comply with regulatory requirements or information technology failures, and the continuing development of our operational structure or the implementation of our ERM framework will proceed smoothly or on our projected timetable or achieve the aforementioned goals.
Technology breaches or failures, including those resulting from a cyberattack on us or our service providers and program administrators, could disrupt or otherwise negatively impact our business.
We rely on the information technology systems of our service providers and program administrators to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. We also license certain key systems and data from third parties, and cannot be certain that we will continue to have access to such third-party systems and data, or those of comparable providers, or that our information technology or application systems will operate as intended. These systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond the control of our service providers, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers, errors in usage, general technology failures, defects, failures or interruptions, including those caused by worms, viruses, phishing or power failures. Systemic failures in any of these systems could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. Any such defect or failure, or similar disruption, could cause us to suffer, among other things, loss or misuse of information, increased costs and financial losses, disruption of business, liability to third parties, regulatory intervention and reputational damage and loss of customers, any of which could have a material adverse effect on our business, financial condition and results of operations. Because we rely on the technology systems of our service providers and program administrators for many critical functions, including connecting with our customers, service providers and program administrators, if such systems were to fail or become outmoded, we could experience a significant disruption in our operations and in the business we receive and process, which could adversely affect our results of operations and financial condition. We have received no assurances, and no assurances can be made by us, that unauthorized access to our data or to any of the information technology systems used by us or by our service providers and program administrators will not occur.
Rapidly developing and changing global privacy laws and regulations could increase our compliance costs and subject us to enforcement risks.
In addition to our operational and cybersecurity risks, we are subject to various risks and costs associated with the collection, processing, storage and transmission of personally identifiable information and other sensitive and confidential information. This data is wide ranging and relates to our customers, employees, service providers, other counterparties and other third parties.
The regulatory environment surrounding information security and privacy is increasingly changing. We are subject to U.S. federal and state, E.U. and other foreign laws and regulations regarding the protection of personal data and information. These laws and regulations are complex and sometimes conflict, increasing in the scale and depth of their requirements and also often extra-territorial in nature. We could be subject to fines, penalties and/or regulatory enforcement actions in one or more jurisdictions if any person, including any employee, disregards or breaches, whether intentionally or negligently, controls intended to protect the confidential information of our employees, customers or other third parties. Failure to timely report breach incidents under these regulations may also result in fines, penalties and/or other enforcement actions. For example, the New York State Department of Financial Services adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction that came into effect March 1, 2017. California also enacted the California Consumer Privacy Act, which took effect January 1, 2020 and grants California residents certain rights to, among other things, access and delete data about them subject to certain exceptions. Additionally, the General Data Protection Regulations, or GDPR, came into effect on May 25, 2018, and requires businesses offering goods and services to, or monitoring the behavior of, customers in the European Union to comply with onerous accountability obligations and significantly enhanced conditions to processing personal data. Non-compliance with the GDPR could result in a fine of up to 4% of a firm’s global annual revenue per violation. Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties.
Any inability, or perceived inability, to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in additional cost and liability, disrupt our operations and the services we provide to customers, damage our reputation, result in a loss of a competitive advantage, impact our ability to provide timely and accurate financial data, or cause a loss of confidence in our services and financial reporting. The occurrence of any of these events could adversely affect our business, revenues, reputation, competitive position and customer confidence. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase.
Our liquidity position is affected by our underwriting, investment and internal operations, and adverse developments in any of these inputs could have a significantly negative impact on our business and liquidity.
We actively manage our liquidity position. Specifically, we maintain most of our investment assets in fixed-income investments, write a medium- to long-tailed underwriting portfolio and seek to limit our exposure to catastrophes and other events that could cause the need for large claims payouts in a short timeframe. Any adverse liquidity scenario could cause us to realize investment losses or could otherwise harm our business and financial conditions.

We seek to maintain a liquidity position that mitigates the risk of insufficient funds as liabilities come due or having to dispose of investment assets at inopportune times. However, there can be no certainty that we will achieve optimal monitoring and planning of our liquidity position. In particular, our liquidity position is adversely affected by the collateral we post to support our underwriting operations, investment leverage and letters of credit. Collateral posted to any counterparty is otherwise unavailable to other counterparties, which limits the pool of unencumbered assets available to meet liabilities or collateral requirements.
Currency fluctuations could result in exchange losses and negatively impact our business.
Our functional currency is the U.S. dollar. However, because we insure and reinsure financial obligations created or incurred outside of the United States, we write a portion of our business and receive premiums in currencies other than the U.S. dollar. Consequently, we may experience exchange losses to the extent our foreign currency exposure is not hedged or is not sufficiently hedged, which could significantly and negatively affect our business. We make determinations as to whether to hedge our foreign currency exposure on a case-by-case basis.
Any acquisitions, growth or expansion of our operations may expose us to risks.
As part of our business strategy, we may make acquisitions either of other companies or selected blocks of business, expand our business lines or enter into joint ventures. For example, we have entered an agreement to acquire Axeria IARD, a P&C insurance company based in France, which acquisition is expected to close in the second quarter of 2020, subject to regulatory approval and other customary closing conditions. Acquisitions may expose us to challenges and risks, including:

•	integrating financial and operational reporting systems and establishing satisfactory budgetary and other financial controls;

•
funding increased capital needs, overhead expenses or cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;

•	obtaining management personnel required for expanded operations;

•	obtaining necessary regulatory permissions;

•	the value of assets acquired being lower than expected or diminishing due to credit defaults or changes in interest rates and liabilities assumed being greater than expected;

•	the assets and liabilities we may acquire being subject to foreign currency exchange rate fluctuation; and

•	financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.
Our failure to manage these operational challenges and risks successfully may impact our results of operations. In addition, if the reserves established by us, as they relate to any acquired book of business, prove to be inadequate, then subject to whatever recourse we may have against the seller or reinsurers, we may be responsible for adverse development in such reserves.
Our business is subject to risks related to litigation.
We may from time to time be subject to a variety of legal actions relating to our current and past business operations, including, but not limited to: (i) disputes over coverage or claims adjudication, including claims by our policyholders alleging that we have acted in bad faith in the administration of claims; (ii) disputes with our cedants or producers over compensation; and (iii) disputes over termination of contracts and related claims.

Multi-party or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it resulted in a significant damage award or a judicial ruling that was otherwise detrimental, could create a precedent in the industry that could have a material adverse effect on our results of operations and financial condition. This risk of potential liability may make reasonable settlements of claims more difficult to obtain. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.
Risks related to Arch
We rely on Arch for services critical to our underwriting operations. The termination of one or more of our agreements with Arch may cause disruption in our business and/or materially adversely affect our financial results.
Our operating subsidiaries have entered into services agreements with Arch pursuant to which Arch provides services critical to our underwriting operations, including underwriting, accounting, collections, actuarial, reserve recommendations, claims, legal, information technology and other administrative services. Each services agreement has a term ending on December 31, 2025 and, if neither party gives notice of non-renewal at least 24 months prior to the expiration of the initial term, the term will automatically renew for a five-year period following the initial term, and thereafter the term will continue to renew for successive five-year periods unless either party gives notice of non-renewal at least 24 months before the end of the then-current term. In addition, each services agreement is subject to earlier termination upon the occurrence of certain events. Accordingly, we rely almost entirely on Arch and the various designated employees made available to us by Arch under the services agreements for our underwriting operations. Our operating subsidiaries have also entered into investment management agreements with AIM pursuant to which AIM manages the largest portion of our investment grade investment portfolios. These agreements have initial terms of one year and renew automatically, but can be cancelled by either party upon 45 days prior written notice. If any of our services agreements or investment management agreements with Arch is terminated, we would be required to hire staff to provide such services ourselves or retain a third party to provide such services, and no assurances can be made that we would be able to do so in a timely, efficient or cost effective manner. We could therefore suffer, among other things, non-renewals and loss of business, financial loss, disruption of business, liability to third parties, regulatory intervention and reputational damage, any of which could have a material adverse effect on our business, financial condition and results of operations.
ACGL is not responsible for our operating results and our results of operations should be expected to differ substantially from ACGL’s results of operations.
Our strategy is determined by our board of directors and differs from ACGL’s strategy. Our management and our board of directors are responsible for our overall profitability and we are solely responsible for our liabilities and commitments. ACGL does not guarantee or provide credit support for us or for any of our subsidiaries and ACGL’s financial exposure to our company is limited to its investment in our common equity and counterparty credit risk (mitigated by collateral) arising from reinsurance transactions. ACGL’s past results are not representative of the results we may achieve and our future results of operations should be expected to differ substantially from ACGL’s future results of operations.
ACGL competes with us and there are potential conflicts of interests.
ACGL competes with us to underwrite business for its portfolio in accordance with its underwriting guidelines, policies, strategies and business plans. Our arrangements with ACGL do not and should not be construed to create a joint venture between us and ACGL.
Under the terms of the services agreements, we have authorized Arch and designated employees made available to us by Arch to underwrite business on our behalf within our underwriting guidelines as set forth in such services agreements. Arch is not required to allocate any business opportunities to us. Arch will continue to underwrite business for its own distinct portfolios in accordance with its own policies, strategies and business plans. Other than with respect to renewals of business previously recommended to, and written by, our underwriting subsidiaries, Arch may, in its discretion, authorize for its own account or for the accounts of any of its affiliates up to the full amount of an offered participation notwithstanding that such participation would also be suitable for our subsidiaries. Arch may also provide underwriting services similar to those provided to us under the services agreements to third parties that also compete with us for business.
Additionally, for so long as Arch is entitled to appoint at least one director to our board of directors, the affirmative vote of at least one director appointed by Arch is required for our board of directors to take any action to: (i) increase the number of members of our board of directors; (ii) form or create any subsidiaries or branches; (iii) change our name or the name of any of our subsidiaries; or (iv) appoint or remove or replace our Chief Executive Officer or the Chief Executive Officer of any of our subsidiaries. Arch is also entitled to have at least one director appointed by Arch serve on each committee of the board of directors. The directors appointed by Arch may have interests that are different from, or in addition to, the interests of our shareholders. In addition, Arch may have interests that differ from or conflict with ours and those of our other shareholders.
Our underwriting subsidiaries have entered into reinsurance and retrocession contracts covering exposures of ACGL, which could result in losses.
Certain business written by us provides reinsurance or retrocessional cover for ACGL, and thus we may pay losses pursuant to such reinsurance and retrocession contracts that serve to reduce the net loss suffered by ACGL related to the underlying exposures. If business written by us to provide reinsurance or retrocessional cover for ACGL is not profitable, our financial condition and results of operations could be significantly and adversely impacted.
As a Class 4 insurer, Watford Re is required to appoint an individual approved by the BMA to be its loss reserve specialist. Watford Re has appointed, and may from time to time appoint, as its loss reserve specialist an individual who also performs services for ACGL, which services are performed for ACGL as part of a larger engagement between ACGL and the independent consulting firm that employs such loss reserve specialist. As part of the agreement between us and such independent consulting firm, we have agreed to allow Watford Re’s loss reserve specialist to utilize the data analysis performed by him and the independent consulting firm that employs him for the benefit of the ACGL engagement to the extent such data relates to business ceded from ACGL to us. An analysis performed by a specialist who does not also perform services for ACGL could result in different reserve recommendations.
Certain provisions of the services agreements may result in circumstances where profit commissions payable to Arch do not correlate directly with profit earned by our applicable operating subsidiary.
Under each of the services agreements, Arch is entitled to receive a profit commission for each underwriting year, calculated annually and payable in arrears in four installments over four years, with adjustments for the following 15 years. The profit commission for each underwriting year is calculated based upon performance relating only to such underwriting year and any losses experienced by the applicable operating subsidiaries with respect to a given underwriting year will affect only the calculation of profit commission payable in respect of that underwriting year for such operating subsidiaries. If the underwriting results of a particular underwriting year deteriorate over time, future installments related to that particular underwriting year will be reduced accordingly, and to the extent that such deterioration would cause that underwriting year’s profit commission to be less than amounts already received in respect thereof by Arch, the installment of profit commission under that particular services agreement for such underwriting year that are payable in subsequent years will be reduced commensurately. However, such reduction will not affect the calculation of profit commission due with respect to any prior or subsequent underwriting year, and only will apply with regard to that particular services agreement. As a result, Arch may be entitled to receive profit commissions from one or more of our operating subsidiaries with respect to profitable underwriting years, if any, without considering whether or to what extent we may have been unprofitable in other underwriting years or whether we would be profitable if profits were calculated on a cumulative basis from the date of our inception.
In addition, the profit commission formula has certain parameters such as assumed internal expenses and investment returns as pre-agreed assumptions. Actual internal expenses and investment returns may deviate, sometimes substantially, from those in the profit commission formula. To the extent our actual expenses are greater than those assumed in the applicable services agreement profit commission calculation, we may be required to pay a profit commission for underwriting years that are ultimately not profitable to us.
Furthermore, in certain instances, for example, if we direct Arch to take any actions or make any changes that we believe are necessary to satisfy a rating agency requirement or to respond to a projected shortfall in the minimum annual premium requirements set forth in a particular services agreement, Arch may timely elect to exclude the underwriting results of such non-conforming business from the calculation of Arch’s profit commission. In such event, Arch will continue to be responsible to administer such business; however, if such excluded business causes our overall insurance or reinsurance portfolio to be unprofitable and, but for such excluded business, the applicable insurance or reinsurance portfolio would have been profitable, Arch will be entitled to receive its profit commission under the applicable services agreement on the profitable insurance or reinsurance portfolio that excludes such excluded business.
Arch may take actions in the future that cause its and our interests to be less aligned.
As of December 31, 2019, Arch beneficially owned approximately 17.5% of our common shares, including common shares issuable upon exercise of warrants, and 6.6% of our 8½% cumulative redeemable preference shares. Arch may choose to dispose of some or all of the common shares and preference shares held by it at any time or from time to time. Any disposal of our common shares by Arch will cause the interests of Arch to be less aligned with our interests, and could adversely affect our ratings and/or our reputation, all of which could significantly and negatively affect our business.
We could be materially adversely affected to the extent that Arch exceeds its authority under the services agreements or otherwise fails to comply with the terms of the services agreements.
Pursuant to the services agreements, Arch and its designated employees are authorized to underwrite business on our behalf in accordance with the related underwriting guidelines established by us. We rely upon the underwriting controls of Arch to supervise designated employees writing business. Although we monitor such business on an ongoing basis, our monitoring efforts may not be adequate to prevent Arch or the designated employees from exceeding their authority, committing fraud or otherwise failing to comply with the terms of the services agreements and related underwriting guidelines. Arch also performs claims management services for us, including establishment and adjustment of case reserves and payment of claims. To the extent that Arch and/or the designated employees exceed their authorities, commit fraud or otherwise fail to comply with the terms of the services agreements and related underwriting guidelines, our financial condition and results of operations could be materially adversely affected.
Subject to our investment guidelines, AIM has broad discretion in managing the assets in our investment grade portfolio we allocate to AIM. The performance of our investment grade portfolio largely depends on the ability of AIM to select and manage appropriate investment grade investments.
AIM manages the largest portion of the assets of our investment grade portfolio into which we contribute certain of our invested assets and, subject to our investment grade investment guidelines, has broad investment discretion. The performance of our investment grade portfolio depends on the ability of AIM to select and manage appropriate investments within the agreed investment guidelines. The failure of AIM or any third party appointed by AIM to perform adequately could result in losses or less profitable investments than anticipated, each of which could significantly and negatively affect our business.
Risks related to our investments
The performance of our investments is highly dependent upon conditions in the global economy or financial markets that are outside of our Investment Managers’ control and can be difficult to predict.
The performance of our investments may be affected by general economic or financial market conditions and risks, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, pandemics, terrorist acts or security operations), any of which could have a material negative impact on our investments. These factors, among others, may affect the level and volatility of securities prices and the liquidity of our investments, which could reduce our investment returns and negatively impact our results of operations and financial condition. Unpredictable or unstable economic or financial market conditions or declines in current economic or financial conditions may also result in reduced opportunities to find suitable risk-adjusted investments to deploy capital or make it more difficult to exit and realize value from existing investments. Such conditions could prevent our Investment Managers from successfully executing their investment strategies or could cause assets in the investment portfolios to be disposed of at a loss.
While overall economic and financial market conditions have slowly improved from the depths of the U.S. recession, there continues to be concern about the prospects for renewed growth in the U.S. economy. There can be no assurance that the economy will improve or that market conditions will not begin to deteriorate once again. In addition, turbulence in international markets and economies may negatively affect the U.S. economy and financial markets.
Conversely, if the economy recovers faster than our Investment Managers expect or the recovery outperforms our Investment Managers’ expectations, there may be reduced investment opportunities or a reduced ability to acquire investments on favorable terms. Markets can correlate strongly at times in ways that are difficult for a manager to predict, so even a well-diversified approach may not protect an investment portfolio from significant losses under certain market conditions.
We depend upon HPS to manage the investments of the funds in our non-investment grade portfolio and upon AIM, HPS and other Investment Managers to manage the investments of the funds in our investment grade portfolio. Our Investment Managers, their affiliates or any of their respective principals or other employees may engage in investment and trading activities for their own accounts and for the accounts of others, which could cause various conflicts of interest to arise that may not be resolved in our favor.
We depend upon HPS to manage the investments in our non-investment grade portfolio, into which we contribute a substantial majority of our invested assets. Each HPS non-investment grade portfolio investment management agreement has a current term ending on December 31, 2025 and, if neither party gives notice of non-renewal at least 24 months prior to the expiration of the current term, the term will automatically renew for a five-year period following the current term, and thereafter the term will continue to renew for successive five-year periods unless either party gives notice of non-renewal at least 24 months before the end of the then-current term. In addition, each non-investment grade portfolio investment management agreement is subject to earlier termination upon the occurrence of certain events. We depend upon AIM, HPS and other Investment Managers to manage the investments in our investment grade portfolio, into which we also contribute a portion of our invested assets. As a result, the diminution or loss of our Investment Managers’ services could negatively impact the investment portfolios and, accordingly, our results of operations and financial condition.
None of our Investment Managers or their affiliates or any of their respective principals or other employees are obligated to devote any specific amount of time or effort to managing the investment portfolios we have allocated to them. Each of them may engage in investment and trading activities for their own accounts and for the accounts of others. Additionally, there is no specific limit in the investment management agreements with our Investment Managers as to the number of accounts which may be managed or advised by our Investment Managers. Our Investment Managers manage and expect to continue to manage other funds and accounts which may have objectives similar to or different from ours. Our Investment Managers are not required to provide us with the same fee structures, investment objectives and policies of their other accounts, which could cause our Investment Managers to effect trading in one portfolio or account that may have an adverse effect on another, including those in which we have invested. Other than with regard to our non-investment grade portfolio and the investment grade separate account they manage for us, we are not entitled to inspect the trading records of HPS or its principals or employees. Similarly, other than with regard to our investment grade portfolio, we are not entitled to inspect the trading records of AIM, our other Investment Managers or their respective principals or employees. The investment management agreements with our Investment Managers do not impose any specific obligations or requirements concerning allocation of investment opportunities to us or any restriction on the nature or timing of investments for our account and for other accounts. Various conflicts of interest could arise which may not be resolved in our favor and accordingly, could adversely affect our results of operations and financial condition. For instance, the funds and other accounts managed by our Investment Managers and their affiliates may employ a substantially identical strategy as that employed by us. Such funds and accounts may compete with us for allocation of investments. Investment opportunities that may be potentially appropriate for us may also be appropriate for the other of our Investment Managers’ funds or accounts and there can be no assurance that we will be allocated those investment opportunities. The investments of our company and such other funds or accounts may not be parallel due to different leverage, fee structures, inflows and outflows of capital, variations in strategy, redemption/withdrawal rights and applicable business and regulatory considerations. Such other funds and accounts may invest in different parts of an issuer’s capital structure from our company (e.g., with the other funds and accounts occupying the more senior parts of the capital structure), thereby creating conflicts of interest which would be amplified if the issuer’s financial conditions became impaired. Such other funds and accounts may take short positions on issuers to which we have long exposure, and vice versa. In addition, such other funds and accounts may enter into or exit an investment at different times, and on different terms, than we do and such actions may adversely impact us.
Our Investment Managers each have broad discretionary authority to determine how the funds in our investment portfolios are invested, and are not required to conduct any minimum level of research or analysis in connection with making investment decisions for us.
Pursuant to the applicable non-investment grade investment guidelines, HPS has broad discretionary authority to determine how the funds in our non-investment grade portfolio are invested. Similarly, in our investment grade portfolio, AIM, HPS and our other Investment Managers each has broad discretionary authority within their respective investment guidelines to determine how the funds in their respective allocations of our investment grade portfolio are invested. While their investment efforts may be supported by the fundamental research of issuers, sectors, markets and financial instruments, none of our Investment Managers is required to conduct any minimum level of research or analysis in connection with making investment decisions for us. Our Investment Managers may from time to time instead make investment decisions based upon other factors. In such a circumstance, our Investment Managers would invest opportunistically without the due diligence or analysis that may be utilized with respect to other investments. For example, our

Investment Managers may purchase or sell certain instruments based solely on our Investment Managers’ anticipation of general market trends or trends relating to a specific instrument without conducting any analysis or research or, in some cases, our Investment Managers may disregard available analysis and research relating to such instruments.
The success of our investment portfolios is dependent on each of our Investment Managers’ ability to develop and implement appropriate systems and procedures to control investment-related operational risks.
HPS’s non-investment grade investment management business is dynamic and complex. As a result, certain operational exposures are intrinsic to its operations, especially given the volume, diversity and complexity of transactions that HPS enters into daily. Our non-investment grade portfolio investments are highly dependent on HPS’s ability to process, on a daily basis, a high volume of transactions across numerous and diverse markets. Consequently, we rely heavily on financial, accounting and other data processing systems of HPS. The inability of these systems to accommodate an increasing volume, diversity and complexity of transactions could constrain the ability of HPS to properly manage the non-investment grade portfolio and/or its portion of the investment grade portfolio.
Our Investment Managers rely extensively on computer programs and systems to trade, clear and settle securities transactions, to evaluate certain securities based on real-time trading information, to monitor their portfolios and to generate risk management and other reports that are critical to their oversight of our investment portfolios. Certain of our Investment Managers’ operations interface with or depend on systems operated by third parties, including their prime brokers and market counterparties, exchanges and similar clearance and settlement facilities, and other parties, and our Investment Managers may not be in a position to verify the exposures or reliability of third-party systems. Our Investment Managers’ and third parties’ programs and systems may be subject to defects, failures or interruptions, including those caused by worms, viruses, phishing and power failures. Systemic failures in any of these systems could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. Any such defect or failure, or similar disruption, could cause our Investment Managers to suffer, among other things, financial loss, disruption of businesses, liability to third parties, regulatory intervention and reputational damage, any of which could have a material adverse effect on our investments.
Our business could be significantly and negatively affected in the event that one or more of our Investment Managers is unable to transfer or does not timely transfer funds to us necessary for us to make payments under our insurance or reinsurance contracts or to fulfill our other obligations.
Upon notification by us or by Arch on our behalf, each of our Investment Managers is obligated to transfer funds to us necessary for us to make payments under our insurance or reinsurance contracts and fulfill our other obligations. Moreover, at various times, the markets for investment products held in our investment portfolios may be “thin” or illiquid, making the sale at desired prices or in desired quantities difficult or impossible. In the event that one or more of our Investment Managers fail to make such a transfer or cannot liquidate investment products in the applicable portfolio in order to make such a transfer, we may have insufficient resources to make payments under our insurance or reinsurance contracts or otherwise fulfill our obligations, which could significantly and negatively affect our business.
Errors or misconduct by employees of our Investment Managers or their third-party service providers could cause significant losses to our investments.
Our Investment Managers rely on a substantial number of their respective personnel, as well as certain counterparties and third-party service providers. Accordingly, risks associated with errors by such personnel, counterparties and third-party service providers are inherent in our business and operations and in those of our investment portfolios. In addition, employee misconduct could occur, including binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized investment activities or concealing unsuccessful investment activities, which, in any case, could result in unknown and unmanaged risks or losses. Given the volume of transactions executed by the Investment Managers on behalf of the investment portfolios, potential investors should assume that trading errors (and similar errors) will occur and that the investment portfolios will be responsible for any resulting losses, even if such losses result from the negligence of the Investment Managers or their affiliates. Losses could also result from actions by counterparties or third-party service providers, including failing to recognize trades and misappropriating assets. In addition, employees, counterparties and third-party service providers could improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects.
Although our Investment Managers have each adopted measures to prevent and detect employee errors and misconduct and to select reliable third-party service providers, it is not always possible to deter such misconduct, and the precautions the Investment Managers take to detect and prevent such misconduct may not be effective in all cases. From time to time, our Investment Managers or their affiliates may elect to voluntarily reimburse the investment portfolios for losses suffered as a result of certain trade errors. However, notwithstanding the previous sentence, potential investors should not carry the expectation that a reimbursement will ever take place and, in evaluating the investment, no decisions should be made in reliance on the Investment Managers making any reimbursements to the investment portfolios for losses suffered as a result of such trade errors.
Our investment management agreements with HPS provide that, to the fullest extent permitted by law, we will indemnify and hold harmless HPS and any of its members, managers, officers, partners, affiliates and employees (each, an HPS Indemnified Person) from and against any losses, damages, liabilities, deficiencies, actions, judgments, interest, awards, penalties, fines, costs or expenses of whatever kind, including reasonable attorneys’ fees and the cost of enforcing any right to indemnification and the cost of pursuing any insurance providers (collectively, HPS-related Losses) suffered or sustained by an HPS Indemnified Person, except those HPS-related Losses resulting from an action or inaction or mistake of judgment taken by an HPS Indemnified Person that constituted fraud, gross negligence or intentional misconduct, in each case, as determined in a final non-appealable judgment by a court of competent jurisdiction. In addition, our investment management agreements with HPS provide that no HPS Indemnified Person will be liable to us for any HPS-related Losses suffered by us in connection with any matters to which the investment management agreements with HPS relate, including, but not limited to, trading losses, except those HPS-related Losses resulting from (x) such HPS Indemnified Person’s gross negligence or intentional misconduct or (y) material intentional breaches of the applicable investment guidelines by HPS, which breaches are not cured within 90 days of the earlier of (A) the date on which HPS becomes aware of such breach and (B) the date on which we notify HPS of such breach. Each of the investment management agreements with HPS provides that no breach of the related investment guidelines shall be deemed to have occurred if (i) we have agreed in writing to an amendment to such investment guidelines such that HPS’s actions under the amended investment guidelines would not constitute a breach of such guidelines, (ii) such actions were approved by our Chief Executive Officer or Chief Risk Officer in writing or (iii) such actions were taken pursuant to our instructions.
Our investment management agreements with AIM provide that neither AIM nor any of its directors, officers, employees, shareholders and agents will be liable to us for any losses, liabilities, claims, causes of action, costs, damages or expenses, including reasonable attorneys’ fees (collectively, AIM-related Losses) arising from, or caused by, AIM’s negligence or material breach of the investment managements with AIM, to the extent such AIM-related Losses arise from, or are caused by, our acts or omissions.
We or one or more of our Investment Managers may become subject to third-party litigation that could result in significant liabilities, litigation-related expenses and reputational harm, which could have an adverse effect on our investments.

One or more of our Investment Managers may be named as a defendant(s) in civil proceedings. The outcome of any legal proceedings, which may materially adversely affect the value of our non-investment grade portfolio or our investment grade portfolio, may be impossible to anticipate, and such proceedings may continue without resolution for long periods of time. Any litigation may consume substantial amounts of any such Investment Manager’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. Accordingly, any such litigation could adversely affect our business and results of operations and the value of our investments.
We may be named as a defendant in civil proceedings as a result of our having one or more of our Investment Managers manage our non-investment grade portfolio or our investment grade portfolio. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us, would increase our costs and would reduce net assets.
Additionally, one or more of our Investment Managers could effect investments through vehicles that could subject us to creditors’ claims. Under the non-investment grade investment guidelines, HPS is permitted to effect investments on behalf of the non-investment grade portfolio through limited partnerships, limited liability companies, corporations or other vehicles sponsored or managed by HPS or its affiliates or third parties. A creditor having a claim that relates to a particular investment held by any such vehicle may be able to satisfy such claim against all assets of such vehicle, without regard to our rights with respect to such vehicle.
Our Investment Managers from time to time may be restricted or prohibited from trading in the securities of certain companies.
As part of their respective investment management activities, our Investment Managers may, from time to time, come into possession of material non-public information. For example, HPS may place a representative on the board of directors of a company in which our non-investment grade portfolio has invested or may sign a confidentiality agreement in the context of a contemplated transaction. Alternatively, in their personal capacity, employees of our Investment Managers may sit on a company’s board of directors or hold a significant personal interest in a company. In such a circumstance, such Investment Manager may be considered an “insider” for the purpose of the U.S. federal securities laws and, accordingly, may be restricted or prohibited from trading securities of such company, including securities that we may already own. In addition, our Investment Managers’ compliance departments may impose internal trading restrictions on the securities of a particular issuer, even if trading in those securities is not strictly prohibited as a matter of law. If a restriction is in place, it may result in missed investment opportunities and may result in a loss of value, including a total loss, of an existing investment.
The ability of our Investment Managers to use “soft dollars” and to select any broker-dealer, including themselves or their affiliates, may provide our Investment Managers, when selecting broker-dealers, with an incentive to take into account the soft-dollar benefits available from the broker-dealers or pose other conflicts of interest.
Subject to the terms of the investment management agreements with our Investment Managers, as applicable, our Investment Managers are permitted to select any broker or dealer, including themselves or their affiliates, in connection with any investment or any trade. In choosing brokers and dealers, none of our Investment Managers is required to consider any particular criteria. Our Investment Managers are not required to select the broker or dealer that charges the lowest transaction cost, even if that broker provides execution quality comparable to other brokers or dealers. Our Investment Managers may consider the value of various services or products, beyond execution, that a broker-dealer provides to us or our Investment Managers. Our Investment Managers and/or their delegates are authorized to effect transactions for their respective portfolios through affiliated broker-dealers and the affiliated broker-dealers may retain commissions in connection with effecting such agency transactions, even though other broker-dealers may be willing to effect transactions for us at lower commission rates than those charged by affiliated broker-dealers. Our Investment Managers’ rights to use soft dollars may give them an incentive to select brokers or dealers for our transactions, or to negotiate commission rates or other execution terms, in a manner that takes into account the soft dollar benefits received by them rather than giving exclusive consideration to the interests of our investment portfolio and, accordingly, may create a conflict.
The investment portfolios are exposed to risks that prime brokers, custodians, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations.
Prime brokers, custodians, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Any default of this nature could have a significant and negative effect on the investment portfolios. For example, assets may be left on deposit with brokers and banks, and not held by a bank custodian. Rule 15c3-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires a broker-dealer to segregate a customer’s securities from the broker-dealer’s own assets. If the broker-dealer fails to do so, there is a risk of loss of the assets held by the broker-dealer in the event of the broker-dealer’s bankruptcy. In the event of a failure of a broker-dealer to segregate assets, the U.S. Securities Investor Protection Corporation provides a maximum of $500,000 of account insurance per customer, subject to a limit of $250,000 for cash. Since our assets on deposit usually will exceed these amounts, we may receive only a pro rata share of the remaining assets deposited with the failed broker-dealer. Foreign broker-dealers that may not be subject to investor protection regulations may also be utilized. In the event of the failure or insolvency of a foreign broker-dealer, the portion of our assets on deposit that are recoverable may be extremely limited.
Uncertainty relating to the determination of LIBOR and the potential phasing out of LIBOR after 2021 may adversely affect our cost of capital, the value of our investment portfolios and our net investment income and may affect our ability to enter into borrowing arrangements bearing a floating rate of interest.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. LIBOR is the benchmark rate that is used by many banks, borrowers and issuers to set floating interest rates in loan and bond documents. Recognizing the need to replace LIBOR, authorities in the United States convened the Alternative Reference Rate Committee, or ARRC, in 2014 to identify a replacement for LIBOR. In 2017, the ARRC identified the Secured Overnight Financing Rate, or SOFR, which is a combination of certain overnight repo rates, as its preferred alternative to LIBOR, and in April 2018, the Federal Reserve Bank of New York began publishing the SOFR rate. Because SOFR is an overnight right, as compared to the various term rates that are available with LIBOR, and SOFR is also a risk-free rate, as compared to LIBOR which has an embedded credit charge, the transition from LIBOR to SOFR will require adjustments. The uncertainty of these adjustments, and the timing of when the transition will occur, may adversely affect the value of and trading market for LIBOR-based loans and securities. Moreover, the transition to SOFR from LIBOR for U.S. dollar transactions as well as LIBOR transitions in other currencies and any future reform, replacement or disappearance of LIBOR may adversely affect the value of and return of our investment portfolios and our cost of capital. As of December 31, 2019, approximately 58% of our invested assets were floating rate investments, some of which were referenced to LIBOR.
The funds in the investment portfolios are and will continue to be invested in securities and loans of issuers and borrowers organized or based outside the United States, which may prove riskier than securities and loans of U.S. issuers and borrowers.
Funds in the investment portfolios are and will continue to be invested in securities and loans of issuers and borrowers organized or based outside the United States, which may be subject to a variety of exposures and other special considerations not affecting securities and loans of U.S. issuers and borrowers. Many non-U.S. securities markets are not as developed or efficient as those in the United States. Securities of some non-U.S. issuers are less liquid and more volatile than securities of comparable U.S. issuers. Similarly, volume and liquidity in many non-U.S. securities markets are less than in the United States and, at times, price volatility can be greater than in the United States. Non-U.S. issuers and borrowers may be subject to less stringent financial reporting and informational disclosure standards, practices and requirements than those applicable to U.S. issuers and borrowers. In addition, there are increasing market concerns as to the potential default of government issuers. Should governments default on their obligations, there could be a negative impact on both government securities and non-government investments held within the country of default.
Furthermore, investments in non-U.S. markets may be in non-U.S. dollar-denominated assets. Consequently, any non-U.S. dollar investments in the investment portfolios would be subject to any changes in exchange control regulations and, furthermore, may experience exchange losses to the extent that foreign currency exposure is not hedged or is not sufficiently hedged against changes in currency rates. Forward contracts on currencies, as well as purchase put or call options on currencies, may be entered into in various markets. There can be no guarantee that instruments suitable for hedging currency or market shifts will be available at any given time or will be able to be liquidated at any given time. In addition, any currency hedging transactions entered into may include a credit component, pursuant to which the hedging counterparty may be granted a security interest in certain of our assets. Such security interest may include an undivided interest in all of our assets, and may not be limited solely to the assets to which the hedge relates. Accordingly, in such a case, if a default occurs with respect to a currency hedging transaction relating to certain of our assets, then the hedging counterparty could lay claim to an interest in all of our assets, including those not related to the hedging transaction.
There may be costs in connection with conversions between various currencies. Currency exchange dealers realize a profit based on the difference between the prices at which they are buying and selling various currencies. A dealer normally will offer to sell currency at one rate, while offering a lesser rate upon immediate resale of that currency to the dealer. Currency exchange transactions will be conducted either on a spot (i.e., cash) basis at the spot rate prevailing in the currency exchange market, or through entering into forward or options contracts to purchase or sell the currencies needed. We anticipate that certain of the currency exchange transactions will occur at the time securities and loans are purchased and will be executed through the local broker or custodian.
The investment portfolios are exposed to risk that the underlying debtor/borrower of debt securities or loans held by the investment portfolios may not make interest or principal payments when they become due, or that the debtor/borrower makes a material misrepresentation or omission.
A fundamental risk associated with the investment portfolios is the risk that a corporate debtor will be unable to make principal and interest payments when due. Companies in which the funds in the investment portfolios are invested could deteriorate as a result of an adverse development in their business, a change in the competitive environment, an economic downturn, or legal, tax or regulatory changes, among other factors. As a result, companies which were expected to be stable may experience financial or business difficulties, including operating at a loss or having significant variations in operating results or requiring substantial additional capital to support their operations or to maintain their competitive position.
The companies in which the funds in the non-investment grade portfolio are invested may be highly leveraged, which may have significant consequences to these corporations or companies and the non-investment grade portfolio. For example, a highly leveraged company may be (i) limited in its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) required to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available for other purposes; and (iii) more highly leveraged than some of its competitors, which may place it at a competitive disadvantage.
Highly leveraged companies may also be subject to restrictive financial and operating covenants, which may preclude favorable business activities or the financing of future operations or capital needs. However, highly leveraged corporations or companies whose loans do not subject them to financial and operating covenants may be subject to a separate set of risks.
Instead of using proceeds of debt to make strategic investments or invest in operating or financial assets, or for working capital, a corporation or company may use such proceeds to pay a dividend to stockholders. As a result, these companies may have limited capital to respond to changing conditions and to take advantage of business opportunities. A highly leveraged corporation or company is subject to increased exposure to adverse economic factors, such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of that company or its industry.
A company may be forced to take other actions to satisfy its obligations if it is unable to generate sufficient cash flow to meet principal and interest payments. The company may try reducing or delaying capital expenditures, selling assets, seeking additional capital or restructuring or refinancing indebtedness. The value of an investment in such company could be significantly reduced or even eliminated if such strategies are not successful and do not permit the company to meet its scheduled debt service obligations.
Further, the continuing conditions in the worldwide credit markets could adversely affect the companies in which the funds in the investment portfolios are invested. Certain companies may not be able to refinance existing leverage or access the additional capital they may need to grow or maintain their businesses in the current financial markets.
Funds in the non-investment grade portfolio may be invested in loans that have limited mandatory amortization requirements. While such a loan may obligate the borrower to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that the borrower will not be able to repay or refinance loans when they come due.
Investments made using funds in the investment portfolios may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in an issuer repaying the principal on an obligation earlier than expected. This may happen when there is a decline in interest rates, or when performance allows refinancing with lower cost debt. Should conditions in the credit market revert to the conditions that existed in the early part of 2007, early prepayments of debt could increase. To the extent early prepayments increase, they may have a material adverse effect on our investment objectives and the profits on capital invested in fixed income investments.
Moreover, companies in which funds in the investment portfolios may be invested may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, and a larger number of qualified personnel.
Additionally, there is risk associated with debt investing due to the possibility of material misrepresentation or omission on the part of the borrower. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability to perfect or effectuate a lien on the collateral securing the loan. The accuracy and completeness of representations made by borrowers will be relied upon to the extent reasonable, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments made by a borrower in connection with a debt may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance.
The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.
On a quarterly basis, we perform reviews of our available for sale investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether an investment is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include: an analysis of the liquidity, business prospects and overall financial condition of the issuer or borrower; the time period in which there was a significant decline in value; the significance of the decline; and the analysis of specific credit events. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances. Further, rapidly changing and unpredictable credit and equity market conditions could materially affect the valuation of investments carried at fair value as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our financial condition and results of operations.
Subject to our investment guidelines, HPS has broad discretion in managing a portion of the assets in our investment grade portfolio. The performance of this portion of our investment grade portfolio largely depends on the ability of HPS to select and manage appropriate investment grade investments.
HPS manages a portion of the assets in our investment grade portfolio as a separate managed account into which we contribute certain of our invested assets. Subject to our investment grade investment guidelines, HPS has broad investment discretion. The performance of the portion of our investment grade portfolio managed by HPS depends on the ability of HPS to select and manage appropriate investments within the agreed investment guidelines. The failure of HPS or any third party appointed by HPS to perform adequately could result in losses or less profitable investments than anticipated, each of which could significantly and negatively affect our business.
Risks related to HPS and the HPS-managed non-investment grade portfolio
HPS utilizes investment strategies and employs trading techniques that involve inherent exposures, which could result in substantial losses to our non-investment grade portfolio and, as a result, to us.
The non-investment grade investments, investment strategies and trading techniques utilized by HPS are more speculative, volatile and, in certain cases, less liquid than the investments made by a more traditional reinsurer. To the extent any of our non-investment grade portfolio investments generate losses, or gains are reduced by transaction costs, embedded expenses or currency fluctuations, the negative impact on the non-investment grade portfolio could adversely affect our results of operations and financial condition.
Under the non-investment grade investment guidelines, HPS is permitted to use a variety of derivatives and other financial instruments both for investment purposes and for risk management purposes. However, HPS is not obligated to, and may choose not to, hedge against risks. Although hedging transactions may be entered into to seek to reduce risk, those transactions may result in a poorer overall performance than if such hedging transactions had not been entered into.

Funds in our non-investment grade portfolio may from time to time be invested in the following investments, among others:

•	fixed income investments, including, without limitation, corporate debt such as secured and unsecured loans, high yield bonds and structured credit instruments;

•	loans of portfolio securities;

•	subordinated loans;

•	credit default swaps;

•	equity securities;

•	equity interests;

•	equity swaps;

•	hedging transactions, including derivatives;

•	short positions, including on individual names or indices;

•	non-public, restricted and illiquid securities;

•	equity and credit index options;

•	futures and options;

•	call options and put options, on “covered” or “non-covered” bases;

•	contracts for differences;

•	co-investments and joint ventures;

•
special opportunity investments, including, without limitation, as investments in types of activities (such as oil and gas exploration), various types of litigation claims and consumer receivables (such as automobile loans and real estate), commercial receivables, equipment and other leases, residential and commercial mortgage loans, as well as other financial instruments that provide for the contractual or conditional payment of an obligation; and

•	other derivative instruments, including those that are not presently contemplated for use or that are currently not available, but that may be developed.
For a discussion of the investments in which HPS has invested the funds in our non-investment grade portfolio from our initial funding in March 2014 until the present, see Part I, Item 1 “Business-Our operations-Investment operations-Non-investment grade portfolio-Investment strategy.”
Other than as set forth in the non-investment grade investment guidelines, HPS is not prohibited from concentrating investments in particular types of positions or strategies. At times, the non-investment grade portfolio may have an unusually high concentration in certain types of positions because of HPS’s investment methods and strategies. The investment risk of a portfolio that is concentrated in particular positions or strategies is greater than if the portfolio is invested in a more diversified manner.

Our investments differ from those of many insurers and reinsurers because our non-investment grade portfolio is predominantly invested in corporate credit investments, which can be speculative and volatile and which could increase the riskiness and volatility of our results. In addition, the use of financial leverage could increase the riskiness of our non-investment grade portfolio’s investment strategy and volatility of our net income.
We derive a significant portion of our income from our non-investment grade portfolio investments, and our operating results depend to a significant degree on the performance of those investments. HPS, subject to the non-investment grade investment guidelines, has broad discretion to manage the assets of the non-investment grade portfolio into which we contribute a substantial portion of our invested assets. The non-investment grade portfolio is composed of investments in a combination of loans, debt and equity securities, derivatives and other investment products. The prices of securities and other investment products are volatile, and the volatility of our investments is increased by the use of leverage, leading to significantly greater exposures. Given the leveraged nature of the non-investment grade portfolio, a relatively small price movement may result in immediate and substantial losses to our non-investment grade portfolio.
Certain markets in which funds in the non-investment grade portfolio are invested are extremely competitive for attractive investment opportunities, which may limit investment opportunities, and if any of those markets were to become less attractive, HPS may be forced to liquidate positions in those markets under conditions of reduced liquidity.
The funds in the non-investment grade portfolio are invested in competitive markets and, on our behalf, HPS may be unable to identify or successfully pursue attractive investment opportunities in those environments. Among other factors, competition for suitable investments from other pooled investment vehicles, the public debt syndication markets and other investors may reduce the availability of investment opportunities. There has been significant growth in the number of firms organized to make such investments and there are relatively few barriers to entry, which may result in increased competition in obtaining suitable investments or an increase in the number of investors that are attempting to purchase or sell similar positions simultaneously. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds, and thus these competitors may have unique advantages. In addition, competitors may have incurred, or may in the future incur, leverage to finance their investments at levels or on terms more favorable than those available to HPS in regard to the funds in the non-investment grade portfolio. Significant expenses may be incurred in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses relating to due diligence, transportation and legal, accounting and other professional services, as well as the fees of other advisers. If many investment funds that pursue similar strategies were forced to liquidate positions at the same time, market liquidity would be reduced, which may cause prices to drop, volatility to increase and losses to be exacerbated.
We do not control the decisions of HPS, and HPS may invest the assets in our non-investment grade portfolio in its discretion within the framework of the applicable non-investment grade investment guidelines. The performance of our non-investment grade portfolio depends on the ability of HPS to select and manage appropriate investments.
HPS manages the assets of the non-investment grade portfolio into which we contribute substantially all of our subsidiaries’ invested assets and, subject to the non-investment grade investment guidelines, HPS has broad investment discretion. We have delegated to HPS authority to make decisions regarding non-investment grade investments. The current terms of our investment management agreements with HPS end on December 31, 2025, though, subject to certain restrictions set forth in such agreements, either party can terminate the arrangement prior to this date.

The performance of our non-investment grade portfolio depends on the ability of HPS to select and manage appropriate investments. The failure of HPS or any of its key personnel to perform adequately could increase the level of risk to which our investments are exposed and could result in losses or less profitable investments than anticipated, each of which could significantly and negatively affect our business.
Changes to our non-investment grade investment guidelines would require our consent and the consent of Arch and HPS.
Pursuant to the investment management agreements with HPS, changes to the non-investment grade investment guidelines will only be permitted with the mutual consent of Arch, HPS and us. If future changes to our overall underwriting strategy require us to change the non-investment grade investment guidelines, we would be unable to make those changes without the consent of Arch and HPS so long as the investment management agreements with HPS are in effect. Accordingly, we may have to forego opportunities in our underwriting operations that we otherwise may have been able to pursue if we are unable to get the necessary consent or are unable to get the necessary consent in a timely manner.
Our investment management agreements with HPS contain performance fee compensation, which may create incentives that are not aligned with ours, and may adversely affect our financial results.
Pursuant to the investment management agreements with HPS, we are obligated to pay HPS management fees and performance fees. The performance fees may create an incentive for HPS to make investments that are more speculative than would be the case in the absence of such performance fee. HPS may, in its sole discretion, change the allocation of the funds in the non-investment grade portfolio among investments at any time without notifying us, and may be incentivized to allocate capital to investments with greater incentive fee rates.
In addition, compensation arrangements for portfolio managers employed by HPS typically include a performance-based component. These performance-based compensation arrangements may create an incentive for HPS to engage in transactions that focus on the potential for short-term gains rather than long-term growth and those that are more risky or speculative. In addition, since the performance fee is calculated on a basis that includes unrealized appreciation, it may be greater than if it were based solely on realized gains.
The compensation received by HPS, its principals or its employees with respect to the non-investment grade portfolio may be different from the compensation received with respect to other HPS accounts investing in the same instruments. If the compensation to be received from another HPS account is greater than the compensation received from us, then HPS will have an incentive to favor the other HPS account over ours. Similarly, in instances where certain employees of HPS are responsible for investing assets on behalf of multiple accounts, if the compensation to be received by such employees with respect to certain other HPS accounts is greater than the compensation to be received with respect to the non-investment grade portfolio, then the employees may have an incentive to favor the other HPS accounts, including in the allocation of investment opportunities. To the extent our non-investment grade portfolio and other HPS accounts invest in the same instruments, if another HPS account takes advantage of a trading opportunity, that opportunity may not be available for our non-investment grade portfolio or may not be available at attractive rates or quantities.
Our non-investment grade portfolio may bear performance fees even if we experience a net loss for the corresponding period.
The performance fee payable to HPS is based on interest income and realized and unrealized gains and losses of the non-investment grade portfolio as of the end of the applicable period for which such compensation is calculated.

Because the performance of our non-investment grade portfolio only accounts for a part of our overall performance for any given period, performance fees may be payable to HPS even if we experience no gain or a net loss for that period if expenses or losses (e.g., payments made in satisfaction of insurance or reinsurance claims, or investment losses on the investment grade portfolio) more than offset any positive returns on our non-investment grade portfolio for that period.
We rely upon HPS for calculation of the fees due to HPS under the investment management agreements with HPS despite HPS’s potential conflict.
Although we rely on expert investment industry valuation firms, or Valuation Agents, to provide periodic valuations for the assets and liabilities of our non-investment grade portfolio, pursuant to the investment management agreements with HPS and in accordance with the detailed methodology set forth therein, HPS determines the valuation of the non-investment grade portfolio for purposes of calculation of the management fees and performance fees it receives. In determining such portfolio valuation, if HPS concludes that market prices or quotations or pricing methodologies do not represent the fair value of particular securities or investments or if no quotation exists, HPS is authorized in its good faith discretion to assign a value to such securities or investments. In such cases, if we so request, HPS is required to provide evidence supporting such valuation. Subject to audit verification, for the purpose of fee calculations, the value of our non-investment grade portfolio as determined by HPS is binding on us in the absence of bad faith or manifest error. Because the management fees and performance fees payable to HPS are based on the values that HPS assigned to such investments and the HPS valuation may differ from the valuation calculated by independent sources, a conflict of interest between HPS and us may arise.
Our non-investment grade portfolio investments are subject to higher aggregate transaction costs than those of an investment grade fixed income portfolio, which could reduce our investment returns.
Our non-investment grade portfolio is invested in accordance with the investment strategy described in this report. See Part I, Item 1 “Business-Our operations-Investment operations-Non-investment grade portfolio-Investment strategy.” Over time, this investment strategy is likely to involve more active trading than a typical insurer or reinsurer. We incur certain fees and expenses in connection with HPS’s investing of our non-investment grade portfolio, such as for its day-to-day operations, including brokerage commissions and other transaction costs payable to its brokers. Additionally, HPS’s trading decisions may be made on the basis of short-term market considerations. Therefore, the turnover rate of our non-investment grade portfolio could be significant, requiring substantial commissions and fees. We are also obligated to pay or reimburse certain of HPS’s operating, legal, accounting and auditing fees and other expenses related to its management of our non-investment grade portfolio. Payment of these expenses reduces our returns and are payable regardless of whether we realize any profits.
Our non-investment grade portfolio may not achieve the historical results obtained in the past by any HPS-managed investment vehicles or accounts, and a positive return on our non-investment grade portfolio does not necessarily ensure a positive return on an investment in our shares.
Our non-investment grade portfolio has only a limited operating history upon which we or prospective investors can evaluate its anticipated future performance. Past performance is not indicative of future results, and our non-investment grade portfolio may not achieve results comparable to those that HPS has achieved in the past with a similar investment strategy. Accordingly, potential investors in our shares should draw no conclusions from the prior performance of HPS, its investment professionals or any of its affiliates, and should not expect our non-investment grade portfolio to achieve similar returns. Additionally, because the performance of our non-investment grade portfolio is only one component of our overall performance, a positive return on these investments does not necessarily ensure a positive return on an investment in our shares.

The non-investment grade portfolio may hold non-traditional and complex fixed income and other financial instruments, which exposes us to increased risks and could result in substantial losses to the non-investment grade portfolio and, as a result, to us.
General risks related to debt instruments
The non-investment grade portfolio holds debt instruments, which could result in substantial losses to the portfolio and, as a result, to us. It is anticipated that certain debt instruments held in the non-investment grade portfolio will become non-performing and possibly default. The non-investment grade portfolio may hold debt investments that are secured or unsecured. Unsecured debt investments do not have any collateral supporting the issuer’s obligation to repay the loan. When we invest in unsecured debt, our ability to influence a portfolio company’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior secured creditors.
Secured debt investments may be subject to the risk that our security interests in the underlying collateral are not properly or fully perfected. Furthermore, the collateral securing debt investments will often be subject to casualty or devaluation risks. If a secured loan is foreclosed, we could become part owner of any collateral, and would bear the costs and liabilities associated with owning and disposing of the collateral. As a result, we may be exposed to losses resulting from default and foreclosure. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying assets will further reduce the proceeds and thus increase the loss. There is no assurance that the value of the assets collateralizing a loan will be correctly evaluated. In the event of a reorganization or liquidation proceeding relating to the borrower, all or part of the amounts advanced to the borrower may be lost and any repayment may be significantly delayed. There is no guarantee that the protection of our interests will be adequate, including the validity or to enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims could be asserted that might interfere with enforcement of our rights.
Subordinated loans
We may invest in subordinated debt. If a portfolio company defaults on such debt or on debt senior to our investment, or in the event of the bankruptcy of a portfolio company, the investment held by us will be recovered only after the senior debt is repaid in full. Under the terms of typical subordination agreements, senior creditors may be able to block the acceleration of the subordinated debt or the exercise by holders of subordinated debt of other rights they may have as creditors. Accordingly, we may not be able to take the steps necessary or sufficient to protect our investments in a timely manner or at all. If a portfolio company declares bankruptcy, we may not have any recourse to the assets of the portfolio company, or the assets of the portfolio company may not be sufficient to cover our investment. Further, HPS’s ability to amend the terms of our investments, assign the investments, exercise its remedies and control decisions made in bankruptcy proceedings will be limited. The level of risk associated with investments in subordinated debt increases if such investments are in distressed issuers.
Debt held on an assignment or participation basis
The non-investment grade portfolio may hold private and public debt owed by companies on either an assignment or participation basis. When funds in the non-investment grade portfolio are invested on a participation basis with a seller, there is exposure to additional risks that (i) there may be no direct access to the relevant borrower and information provided by the participation seller must be relied upon; (ii) generally there will be no right directly to enforce compliance by the borrower with the terms of the loan agreement, no rights of set-off against the borrower and no right to object to certain changes to the loan agreement agreed to by the participation seller; and (iii) there may be no right to benefit directly from the collateral supporting the related loan and rights of set-off the borrower has against the seller.

As described above, when funds in the non-investment grade portfolio are invested on a participation basis, we may not directly benefit from the collateral supporting the related loan obligation. As a result, we would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan. Participations are typically sold strictly without recourse to the selling institution, and the selling institution will generally make no representations or warranties about the underlying loan, the portfolio companies and the terms of the loans or any collateral securing the loans. Furthermore, certain loans have restrictions on assignments and participations, which may negatively impact our ability to exit from all or part of our investment in a loan.
High yield bonds
The non-investment grade portfolio may hold high yield bonds which are rated in the lower rating categories by the various credit rating agencies. These instruments are subject to greater risk of loss of principal and interest than higher-rated securities and are generally considered to be speculative with respect to the issuers’ capacity to pay interest and repay principal. They are also generally considered to be subject to greater risk than securities with higher ratings in the event of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with the lower-rated securities, the yields and prices of such securities may tend to fluctuate more than those of higher-rated securities. The market for lower-rated securities is thinner and less active than that for higher-rated securities, which can adversely affect the prices at which these securities can be sold. In addition, adverse publicity and investor perceptions about lower-rated securities, whether or not based on fundamental analysis, may contribute to a decrease in the value and liquidity of such lower-rated securities.
The non-investment grade portfolio may also hold low-rated or unrated debt securities. Such securities may offer higher yields than higher-rated securities, but may generally involve greater volatility of price, lower liquidity, and risk of principal and income, including the possibility of default by, or bankruptcy of, the issuers of the securities.
Structured credit instruments
The non-investment grade portfolio may hold structured credit instruments, including collateralized debt obligations, collateralized loan obligations, collateralized bond obligations, collateralized mortgage obligations and other similar securities. These may be fixed pools or may be “market value” or managed pools of collateral, including commercial loans, high yield and investment grade debt, structured securities and derivative instruments relating to debt. The pools are typically separated into tranches representing different degrees of credit quality, with lower rated tranches being subordinate to senior tranches. The senior tranches, which represent the highest credit quality in the pool, have the greatest collateralization and pay the lowest spreads over treasuries. Lower-rated tranches represent lower degrees of credit quality and pay higher spreads over treasuries to compensate for the attendant risks. Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches, the possibility that a settlement of a transaction does not take place as expected, the possibility that a transaction proves unenforceable in law, including in bankruptcy, unexpected losses arising from deficiencies in a firm’s management information, support and control systems and procedures and the possibility that a liquid market will not exist for the sale of such structured securities.
Secured loans
Funds in the non-investment grade portfolio may be invested in senior secured loans. These obligations are subject to unique risks, including: (i) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws; (ii) so-called lender-liability claims by the obligor; (iii) environmental liabilities that may arise with respect to collateral securing of the obligations; and (iv) limitations on the ability to directly enforce compliance by the obligor with the terms of the instrument evidencing such loan obligation, or to enforce any rights of set-off against the obligor.
Equity trading
HPS may engage in equity trading in the non-investment grade portfolio that may result in varied returns and could result in substantial losses to that portfolio and, as a result, to us. The value of equity securities generally will vary with the performance of the issuer and movements in the equity markets. As a result, the non-investment grade portfolio may decline in value if the equity securities and equity-like securities of issuers whose performance diverges from HPS’s expectations or if equity markets generally move in a single direction and HPS has not hedged against such a general move.
Derivative instruments
Under the non-investment grade investment guidelines, which generally provide that our non-investment grade portfolio will primarily be invested in corporate debt instruments, HPS is permitted to hold a portion of its investment objective indirectly through derivatives transactions (each, a Synthetic Asset) effected for the benefit of the non-investment grade portfolio including, without limitation, total return swaps and credit derivatives. These instruments are subject to a maximum per-investment limitation of 10% of the Long Market Value of the non-investment grade portfolio, excluding positions established primarily for hedging purposes which are not subject to a size limitation. Long Market Value refers to the value of the long investments of the portfolio using the methodologies set forth in the applicable investment management agreements.
Each Synthetic Asset references one or more reference obligations or indices, including leveraged loans, high yield bonds, second-lien term loans and other debt financings or securities or indices related thereto (each, a Reference Obligation). Exposure to such Reference Obligations through Synthetic Assets presents risks in addition to those resulting from direct purchases of the securities or investments. A contractual relationship will exist only with a counterparty, and not with any issuer or borrower (each, a Reference Entity) of a Reference Obligation, unless an event of default occurs with respect to any such Reference Obligation, in which event physical settlement applies and the counterparty is required to deliver the Reference Obligation. If delivery of the Reference Obligation is not taken from the counterparty by HPS, there will be no right directly to enforce compliance by the Reference Entity with the terms of any such Reference Obligation and no rights of set-off against the Reference Entity. In the event of the insolvency of the counterparty, we will be treated as a general creditor of the counterparty and will not have any claim of title with respect to the Reference Obligations. Consequently, we will be subject to the credit risk of the counterparty, as well as that of the Reference Entity. As a result, entering into Synthetic Assets and similar transactions subjects us to an additional degree of risk with respect to defaults by the counterparty, as well as by the respective Reference Entities. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where transactions are concentrated with a single counterparty or small group of counterparties. The non-investment grade investment guidelines do not contain restrictions on dealing with any particular counterparty or from concentrating any or all transactions with one counterparty. While the intent is that non-investment grade portfolio returns in connection with Synthetic Assets will reflect those of each related Reference Obligation, as a result of the terms of the individual Synthetic Asset instruments (including interest and other transaction costs paid to the counterparty) and the assumption of the credit risk of the counterparty, the Synthetic Assets will likely have a different expected return, a different (and potentially greater) probability of default and different expected loss and recovery characteristics following a default. Synthetic Assets are expected to be less liquid and not as tradable as other collateral obligations and may be subject to more variability between their market value and actual sale price of the underlying Reference Obligation than other collateral obligations. In addition, there is no assurance that a buyer will be available or a termination value will be immediately determinable if a Synthetic Asset is sold or terminated. It is expected that any Synthetic Assets in the non-investment grade portfolio will not be able to be transferred without the consent of the applicable counterparty. If market quotations cannot be obtained with respect to a particular Reference Obligation, the termination value of the related transaction may be zero and the value of the entire investment in such Synthetic Asset may be reduced to zero.
We have entered into swap agreements with hedging counterparties based on the Master Agreement published by the International Swaps and Derivatives Association Inc., or ISDA. The ISDA Master Agreement has “events of default” and “termination events” and an unwind methodology that is applicable to both parties. The determination as to whether an “event of default” or “termination event” has occurred is generally made by the relevant ISDA Determinations Committee. All determinations made by ISDA Determinations Committees are governed by the Determinations Committees Rules.
If the relevant ISDA Determinations Committee determines that an “event of default” or “termination event” occurs with respect to either party, the non-defaulting or non-affected party has a right to designate an “early termination date,” and the party will use a standard valuation methodology in the ISDA Master Agreement to determine the termination price for all the Synthetic Assets. Depending upon the market conditions when the early termination date is designated, the unwind price may be zero and the entire investment in such Synthetic Asset may be reduced to zero.
HPS may take advantage of opportunities with respect to certain Synthetic Assets that are not presently contemplated for use or that are currently not available, but that may be developed, to the extent such opportunities are both consistent with the non-investment grade investment guidelines and legally permissible. Special risks may apply to instruments that the funds in the non-investment grade portfolio are invested in at a later date that cannot be determined at this time. For example, risks with respect to credit derivatives may include determining whether an event will trigger payment under the contract and whether such payment will offset the loss or payment due under another instrument. In the past, buyers and sellers of credit derivatives have found that a trigger event in one contract may not match the trigger event in another contract, exposing the buyer or the seller to further risk. Other Synthetic Assets may be subject to various types of risks, including market risk, liquidity risk, the risk of non-performance by the counterparty, including risks related to the financial soundness and creditworthiness of the counterparty, legal risk and operations risk.
In addition, the Dodd-Frank Act creates a regulatory framework for oversight of derivatives transactions by the CFTC and the SEC and modifies the existing regulation of futures markets. It is difficult to predict the ultimate impact of the Dodd-Frank Act and the full extent of the impact it will have on the non-investment grade portfolio is unclear. However, the Dodd-Frank Act contemplates that where appropriate in light of the outstanding risks, trading liquidity and other factors, swaps (broadly defined to include most derivative instruments other than futures) generally will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. The derivatives counterparties to the derivative products held by the non-investment grade portfolio may be subject to new capital, margin and business conduct requirements imposed as a result of the Dodd-Frank Act, which may increase the transaction costs or make it more difficult for the non-investment grade portfolio to hold derivatives investments on favorable terms or at all. See “-Risks related to regulation of us and our operating subsidiaries.”
The trading of over-the-counter derivatives subjects the non-investment grade portfolio to a variety of risks, including: (i) counterparty risk; (ii) basis risk; (iii) interest rate risk; (iv) settlement risk; (v) legal risk; (vi) credit spread risk; and (vii) operational risk. Counterparty risk is the risk that one of the counterparties to the derivative products held by the non-investment grade portfolio might default on its obligation to pay or perform generally on its obligations. Basis risk is the risk attributable to the movements in the spread between the derivative contract price and the future price of the underlying instrument. Interest rate risk is the general risk associated with movements in interest rates. Settlement risk is the risk that a settlement of a transaction does not take place as expected. Legal risk is the risk that a transaction proves unenforceable in law, including, but not limited to, because it has been inadequately documented. Credit spread risk is the general risk associated with movements in credit spreads. Operational risk is the risk of unexpected losses arising from deficiencies in a firm’s management information, support and control systems and procedures. Swaps and other transactions in over-the-counter derivatives may involve other risks as well, including the risk that there may be no exchange market on which to close out an open position. It may be impossible to transfer or otherwise liquidate an existing position, to assess the value of a position or to assess the risk.
Futures
HPS may utilize futures and options thereon. Futures markets are highly volatile and are influenced by factors such as changing supply and demand relationships, governmental programs and policies, national and international political and economic events and changes in interest rates. In addition, because of the low margin deposits normally required in futures trading, a high degree of leverage is typical of a futures trading account. As a result, a relatively small price movement in a futures contract may result in substantial losses to the trader. Moreover, exchange-traded futures positions are marked to the market pricing each day and variation margin payments must be paid to or by a trader. Futures trading may also be illiquid, and certain commodity exchanges do not permit trading in particular commodities at prices that represent a fluctuation in price during a single day’s trading beyond certain set limits. If prices fluctuate during a single day’s trading beyond those limits, which conditions have in the past sometimes lasted for several days with respect to certain contracts, HPS could be prevented from promptly liquidating unfavorable positions and thus subject the non-investment grade portfolio and, as a result, us, to substantial losses. In addition, the CFTC and various exchanges impose speculative position limits on the number of positions that investors may directly or indirectly hold or control in particular commodities.
Options
HPS may utilize equity options and non-equity options, including options on futures contracts. Specific market movements of the securities, futures contracts or other instruments underlying an option cannot be predicted accurately. The purchaser of an option is subject to the risk of losing the entire purchase price of the option. The writer of an option is subject to the risk of loss resulting from the difference between the premium received for the option and the price of the futures contract or security underlying the option which the writer must purchase or deliver upon exercise of the option. Trading of options involves risks substantially similar to those involved in trading futures contracts or margined securities, in that options are speculative and highly leveraged. Pursuant to the non-investment grade investment guidelines, HPS may also utilize options on baskets of securities and stock.
Convertible securities
The funds in the non-investment grade portfolio may be invested in convertible securities. Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price. A decrease in equity volatility and price could result in losses to the non-investment grade portfolio. The debt characteristics of convertible securities also expose the non-investment grade portfolio to changes in interest rates and credit spreads. The value of the convertible securities may fall when interest rates rise or credit spreads widen. Such exposures may be unhedged or only partially hedged.
Certain of our investments, particularly in the non-investment grade portfolio, are illiquid and are difficult to sell, or to sell in significant amounts at acceptable prices, to generate cash to meet our needs.
Our investments in certain securities and loans, including certain fixed income and structured securities and loans and other investments, may be illiquid due to contractual provisions or investment market conditions. These assets are generally ineligible to be used as collateral for credit facilities, prime brokerage arrangements and letter of credit facilities.
At various times, the markets for investment products held or proposed to be held in the investment portfolios may be “thin” or illiquid, making purchase or sale at desired prices or in desired quantities difficult or impossible, especially in the case of non-publicly traded or illiquid securities such as securities purchased in private placements. While the investment grade portfolio is invested solely in publicly-traded fixed-income securities, funds in the non-investment grade portfolio may be invested in securities of U.S. or non-U.S. open-ended or closed-ended investment companies, partnerships and other collective investment vehicles. Most partnerships and collective investment vehicles provide for redemption of interests only at specified intervals. Consequently, it is not possible to liquidate those interests other than at the specified dates. Additionally, trading restricted and illiquid securities often requires more time and results in higher brokerage charges or dealer discounts, considerably worse pricing and other expenses than does trading eligible securities on national securities exchanges or that are otherwise more liquid. Positions in such restricted or illiquid securities may not readily be able to be exited, including due to contractual prohibitions. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale. Additionally, trading can be suspended as required by an exchange. Each exchange typically has the right to suspend or limit trading in all securities, futures and other instruments that it lists. Such a suspension might render it impossible for the applicable investment manager to liquidate positions and, accordingly, expose one or both of the investment portfolios to losses.
Furthermore, restricted securities held in the non-investment grade portfolio might also have to be registered in order to be disposed of, resulting in additional expense and delay. Adverse market conditions could impede a public offering or listing of securities. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, then we may have difficulty selling these investments in a timely manner or difficulty pledging these assets as collateral to meet counterparty demands or we may be forced to sell or terminate them at unfavorable values.
Use of margin and other forms of financial leverage in the non-investment grade portfolio could result in substantial losses to that portfolio.
HPS uses leverage in managing the non-investment grade portfolio. Leverage may take a variety of forms, including total return swaps and other derivatives, loans for borrowed money, trading on margin and the use of inherently leveraged instruments. Accordingly, a relatively small price movement could have a disproportionately large effect in relation to the capital invested and could result in immediate and substantial losses. Using borrowed money to purchase investments (including through margin loans) provides the non-investment grade portfolio with the advantages of leverage, but exposes it to increased capital risk and higher current expenses. Any gain in the value of securities or investments purchased with borrowed money or income earned from these investments that exceeds interest paid on the amount borrowed would cause the non-investment grade portfolio’s net asset value to increase faster than would otherwise be the case. Conversely, any decline in the value of the securities or investments purchased would cause the non-investment grade portfolio’s net asset value to decrease faster than would otherwise be the case.
We provide collateral to the lenders from which funds are borrowed. This may expose the non-investment grade portfolio to the risk that, for whatever reason, including, without limitation, the default, insolvency, negligence, misconduct or fraud of such lenders, the ownership of such interests may not be reacquired upon the repayment of such loans or we may not otherwise be made whole for any losses. Also, we may forfeit all or a portion of our collateral if we default on such loans. While we have borrowed and intend to borrow only from lenders believed to be creditworthy, recent history underscores the risk that lenders’ creditworthiness could deteriorate extremely rapidly and unexpectedly under certain circumstances and there can be no absolute certainty that such lenders will return such interests to us upon the repayment of such loans.

In certain economic environments, HPS may be unable to obtain the leverage it might otherwise desire to utilize or the financial terms on which leverage is available may be unattractive to HPS in investing the funds in the non-investment grade portfolio.
In addition, in support of our underwriting operations, we may provide letters of credit or other forms of collateral to our clients. In order to provide this collateral, we are required to grant a security interest in a portion of our investment portfolios. Granting such a security interest may impede or limit our ability to obtain additional leverage or meet other collateral demands. Without access to leverage, we may be unable to achieve our investment objectives.
Funds in the non-investment grade portfolio may be used in short sales, which are subject to potential increased regulation and will subject the non-investment grade portfolio to the potential for significant losses.
Funds in the non-investment grade portfolio may be used in short sales, which involve selling securities that are not owned by the short seller, with an obligation to replace those securities at a later date. Short selling allows an investor to profit from a decline in market price to the extent the decline exceeds the transaction costs and the costs of borrowing the securities. A short sale creates the risk of a theoretically unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost to the investor of buying those securities to cover the short position. In certain circumstances, the investor may be unable to maintain the ability to borrow securities that it has sold short, and could be forced to purchase securities at suboptimal prices in the open market to return to the lender. Purchasing securities to close out a short position can itself cause the price of the securities to rise further, thereby exacerbating the loss.
The ability to execute a short selling strategy may be materially adversely impacted by new temporary or permanent rules, interpretations, prohibitions and restrictions. Based in part as a response to adverse market conditions, short sale transactions have been subject to increased regulatory scrutiny, and many jurisdictions recently imposed restrictions and reporting requirements on short selling. Temporary restrictions or prohibitions on short selling activity may be imposed by regulatory authorities with little or no advance notice and may impact prior and future trading activities. Additionally, the SEC, its non-U.S. counterparts, other governmental authorities or self-regulatory organizations may at any time promulgate permanent rules or interpretations consistent with those temporary restrictions or that impose additional or different temporary or permanent limitations, prohibitions or reporting requirements. The various short selling limitations, prohibitions or reporting requirements may not be consistent and may have different effective periods. They may prevent HPS from successfully implementing its investment strategies and may provide transparency to our competitors as to our positions, thereby having a detrimental impact on our investments. We are unable to predict how additional restrictions on short selling may impact the investment methods and strategies with respect to the funds in the non-investment grade portfolio.
In addition, traditional lenders of securities might be less likely to lend securities under certain market conditions. As a result, HPS may not be able to pursue a short selling strategy effectively due to a limited supply of securities available for borrowing, and may also incur additional costs in connection with short sale transactions.
Funds in the non-investment grade portfolio could be invested in products that could create an exposure to “lender liability” litigation risk, which is a risk that is still evolving and, therefore, difficult to measure.
Recently, several judicial decisions in the United States have upheld the right of borrowers to sue lending institutions, or lender liability. Generally, lender liability is founded upon the premise that an institutional lender has violated an implied or contractual duty of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in a creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. While believed to be unlikely, investments in the non-investment grade portfolio may create exposure to lender liability risk.
Under U.S. legal principles, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower or issuer to the detriment of the borrower’s or issuer’s other creditors; (ii) engages in deceptive conduct or fraud, makes misrepresentations, or breaches fiduciary duties, to the detriment of such creditors; (iii) uses its influence as a stockholder or creditor to dominate or control a borrower or its board of directors or an issuer or its board of directors to the detriment of other creditors of such borrower or issuer; or (iv) engages in other inequitable conduct to the detriment of such other creditors, a bankruptcy court may equitably subordinate the claim of the offending lender or bondholder or, if such claim is assigned by the offending lender or bondholder, a court may subordinate the claim of an assignee. For example, if a lender engaged in wrongful conduct that warrants equitable subordination of its claim against the borrower, and the lender subsequently assigns its claim to us, such claim asserted by us may be equitably subordinated based on the lender’s conduct. Because funds in the non-investment grade portfolio may be invested in several positions in the same, different or overlapping levels of a portfolio company’s capital structure, we may be subject to claims from creditors of a portfolio company that the investments should be equitably subordinated to the payment of other obligations of the portfolio company by reason of our conduct or that of HPS.
In addition, under certain circumstances, a U.S. bankruptcy court could also recharacterize claims held by us as equity interests and thereby subject such claims to the lower priority afforded equity claims in certain restructuring scenarios, or void and subsequently assign the claims, in which case it is possible that we would not be able to enforce the claims against the debtor.
Our non-investment grade portfolio may from time to time hold significant investments in particular securities and loans that could subject us to additional regulatory requirements.
From time to time, the non-investment grade portfolio may invest in significant stakes in particular securities and loans. If that stake exceeds certain percentage or value limits, we may be required to file certain reports with a governmental agency or comply with other regulatory requirements. In many cases, the positions of HPS will be aggregated for purposes of determining the applicability of these limits. Compliance with these filing and other requirements may result in additional costs to us. Certain of these filings are subject to review that may require a delay in the acquisition of the securities or loans. In some cases, we may be required to cease buying or selling the subject security for a specified period and may face potential fines or disgorgement penalties. To avoid or mitigate the potential cost, review or delay in connection with these filings and related regulations, HPS may limit the size of our stake in certain securities or loans. Additionally, large holdings of a publicly traded security may be difficult to rapidly dispose of if such positions would preclude the use of certain exemptions or exceptions from regulation. A need or desire to take limited stakes in certain securities or loans or dispose of securities or loans over an extended period may result in lost investment opportunities, including potentially exposing investment returns to risks of downward movement in market prices, adversely affecting our returns.
Extensive regulation of HPS by governmental organizations creates the potential for disruptive and intrusive investigations, significant liabilities and reputational harm, which could have an adverse effect on our non-investment grade portfolio investments.
HPS’s business is subject to extensive and complex regulation by governmental organizations. The regulatory bodies with jurisdiction over HPS generally have the authority to conduct investigations and administrative proceedings, and to grant or cancel HPS’s authority to carry on its business. HPS is currently registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and thus is subject to the corresponding regulation and oversight. For example, registered investment advisers must comply with enhanced recordkeeping requirements and are subject to the SEC’s inspection authority. These increased obligations may divert HPS’s time, attention and resources from portfolio management activities.
From time to time, HPS is contacted in connection with investigations by regulatory or governmental authorities into certain matters, including trading in particular securities or types of securities by HPS, its affiliates or their employees. Investigations and administrative proceedings can result in fines, disgorgement of profits, suspension of personnel and other sanctions, including censure, the issuance of cease-and-desist orders and the suspension or expulsion from applicable licenses or memberships. For example, failure to comply with the obligations imposed by the Advisers Act, including, to the extent applicable, recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities could result in investigations, sanctions and reputational damage, any of which could have a material adverse effect on our investments. See “-Risks related to our investments-Errors or misconduct by employees of our Investment Managers or their third-party service providers could cause significant losses to our investments.”
The non-investment grade investment strategy may be implemented by investing, from time to time, a portion of our non-investment grade portfolio in investment funds managed by HPS.
In order to implement our non-investment grade investment strategy, HPS may, from time to time and upon consultation with us, invest a portion of the portfolio in investment funds managed by HPS. In doing so, we seek to efficiently access the HPS investment platform, but these investments may accrue additional benefits to HPS that do not also accrue to us. In addition, our non-investment grade portfolio’s investment in an HPS fund may make such investment fund more attractive to other investors, for instance, by making such investment fund operationally viable or more financially stable. Consequently, our non-investment grade portfolio’s investment may serve to attract third-party investors, resulting in increased fees and/or incentive allocations from such third-party investors being paid to HPS. While there is no codified limit on the portion of our non-investment grade portfolio that may be invested in funds managed by HPS, we only expect to invest additional assets from our non-investment grade portfolio in funds managed by HPS to the extent that HPS, in consultation with us, determines that such investment would allow us to access an attractive risk profile that would not be available to us outside of a fund framework, or which might provide economic, tax, regulatory or other benefits to us.
Due to the accounting treatment of certain assets in our non-investment grade portfolio, fluctuations in interest rates or changes in credit spreads could result in non-cash balance sheet reductions and non-cash losses in our statement of operations.
We account for certain assets in our non-investment grade portfolio, including our derivative contracts, by applying the mark-to-market accounting treatment required for these assets. We could therefore recognize incremental liabilities between reporting periods resulting from increases or decreases in interest rates or changes in the credit spread environment, which could result in us recognizing a non-cash loss in our consolidated statements of operations and a consequent non-cash decrease in our equity between reporting periods. Any such decrease could be substantial.
We depend upon key personnel employed by HPS to manage our non-investment grade portfolio.
Since we depend upon HPS to manage our non-investment grade portfolio, we depend upon the ability of key personnel of HPS to develop and implement appropriate investment strategies in accordance with the applicable investment guidelines. The diminution or loss of their services could delay or prevent HPS from fully implementing its investment strategy and, consequently, could significantly and negatively affect our results of operations and financial condition. If HPS were to lose the services of key personnel, or if such key personnel failed to devote adequate time and attention to HPS due to its other obligations and business activities or for any other reason, the consequence to HPS and, accordingly, our non-investment grade portfolio, could be material and adverse.

The performance of our non-investment grade portfolio is also highly dependent on the ability of HPS to attract new employees and to retain existing employees.
We could be subject to regulatory restrictions under the Bank Holding Company Act of 1956 if we were deemed to be an investment vehicle sponsored or managed by HPS.
HPS was originally formed as a unit of Highbridge Capital Management, LLC, or Highbridge, a subsidiary of JPMorgan Asset Management Holdings Inc. In March 2016, the principals of HPS acquired the firm from JPMorgan Asset Management Holdings Inc., which retained Highbridge’s hedge fund strategies. JPMorgan Chase & Co. (which we refer to, together with its affiliates, including JPMorgan Asset Management Holdings Inc., as JPM) is subject to regulation under state and Federal law, including the Bank Holding Company Act of 1956, as amended, or the BHCA, and regulations of the Federal Reserve Board. Although HPS is now treated as independent from JPM for certain purposes under the BHCA, HPS continues to be deemed indirectly controlled by JPM solely for purposes of the BHCA.
Under the U.S. Gramm-Leach-Bliley Act, or the GLBA, enacted in 1999, bank holding companies meeting certain eligibility criteria may elect to become “financial holding companies,” which may engage in any activities that are “financial in nature,” as well as in additional activities that the Federal Reserve Board and the U.S. Treasury Department determine are financial in nature or incidental or complementary to financial activities. Under the GLBA, “financial activities” specifically include insurance, securities underwriting and dealing, merchant banking, investment advisory and lending activities. JPM elected to become a financial holding company as of March 13, 2000.
Because HPS is treated for certain purposes as indirectly controlled by JPM under the BHCA, investment vehicles that are sponsored or managed by HPS may be deemed to be indirectly “controlled” by JPM for purposes of the BHCA. In the event that such an investment vehicle sponsored or managed by HPS were deemed “controlled,” the investment vehicle’s permissible investments would be limited, including limits on the amount of the investment vehicle’s equity investment in a particular fund or other issuer, and the length of time that the investment vehicle may hold such an investment. During any time that an investment vehicle sponsored or managed by HPS were deemed “controlled,” for purposes of calculating maximum permitted ownership under various statutes, positions held by the investment vehicle would be aggregated with positions held by JPM, entities controlled by JPM and certain accounts managed by affiliates of JPM.
Investment vehicles that are sponsored or managed by HPS are also treated as affiliates of JPM’s banking subsidiaries for purposes of Sections 23A and 23B of the U.S. Federal Reserve Act, as amended. Those sections require that banking subsidiaries of JPM comply with certain standards and restrictions in dealing with their affiliates.
If Watford Re were deemed to be an investment vehicle that was sponsored or managed by HPS, the foregoing limitations and restrictions could be applicable with respect to the management by HPS of our non-investment grade portfolio.

Risks related to regulation of us and our operating subsidiaries
Any suspension or revocation of Watford Re’s license as a Bermuda Class 4 insurer would materially impact our ability to do business and implement our business strategy.
Our main operating subsidiary, Watford Re, is licensed as an insurer and reinsurer only in Bermuda and has been designated as the “designated insurer” for group supervision purposes. Watford Re is a registered Bermuda Class 4 insurer. As such, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the BMA require Watford Re to, among other things:

•	maintain minimum levels of capital and surplus;

•	prescribe and meet solvency standards;

•	restrict dividends and distributions;

•	limit transfers of ownership and issuances of shares or changes in control of Watford Holdings, as sole shareholder of Watford Re; and

•	provide for periodic examinations of Watford Re and Watford Holdings and each entity’s financial condition and the review of actuarial reports related to such examination periods.
These statutes and regulations may, in effect, restrict our ability to write insurance and reinsurance policies, to distribute funds and to pursue our investment strategy.
In addition, the BMA could suspend or revoke Watford Re’s Class 4 license in certain circumstances, including circumstances in which (i) it is shown that false, misleading or inaccurate information has been supplied to the BMA by Watford Re or on its behalf for the purposes of any provision of the Insurance Act 1978, and related rules and regulations, or the Insurance Act; (ii) we have ceased to carry on business; (iii) Watford Re has persistently failed to pay fees due under the Insurance Act; (iv) Watford Re has been shown to have not complied with a condition attached to its registration or with a requirement made of us under the Insurance Act; (v) we are convicted of an offense against a provision of the Insurance Act; (vi) Watford Re is, in the opinion of the BMA, found not to have been carrying on business in accordance with sound insurance principles; or (vii) any of the minimum criteria for registration under the Insurance Act is not or will not have been fulfilled. The suspension or revocation of Watford Re’s license to do business as an insurance company in Bermuda for any reason would negatively impact our reputation in the marketplace and could have a material adverse effect on our results of operations. If the BMA suspended or revoked Watford Re’s license, we could also lose our exemption under the Investment Company Act of 1940, or the Investment Company Act, or our ability to rely on an exemption or exclusion under the Investment Company Act. See “-We are subject to the risk of possibly being deemed an investment company under U.S. federal securities law.”
If Watford Re becomes subject to insurance statutes and regulations in jurisdictions other than Bermuda or if there is a change in Bermuda law or regulations or the application of Bermuda law or regulations, there could be a significant and negative impact on our business.
Watford Re, our Bermuda operating subsidiary, is a registered Bermuda Class 4 insurer. As such, it is subject to regulation and supervision in Bermuda. See Part I, Item 1 “Business-Regulation-Bermuda insurance regulation.”
Bermuda’s statutes and regulations may restrict our ability to write insurance and reinsurance policies, distribute funds and pursue our investment strategy. We do not presently intend for Watford Re to be admitted to do business in the United States, the United Kingdom or any jurisdiction other than Bermuda. We cannot assure prospective investors that insurance regulators in the United States, the United Kingdom or elsewhere will not review the activities of Watford Re or its subsidiaries or agents and assert that Watford Re is subject to such jurisdiction’s licensing requirements.
Generally, Bermuda insurance statutes and regulations applicable to Watford Re are less restrictive than those that would be applicable if they were governed by the laws of any states in the United States. If, in the future, Watford Re became subject to any insurance laws of the United States or any state thereof or of any other jurisdiction, we cannot assure prospective investors that we would be in compliance with such laws or that complying with such laws would not have a significant and negative effect on our business.
The process of obtaining licenses is very time consuming and costly and Watford Re may not be able to become licensed in jurisdictions other than Bermuda should we choose to do so. The modification of the conduct of our business that would result if we were required or chose to become licensed in certain jurisdictions could significantly and negatively affect our financial condition and results of operations. In addition, our inability to comply with insurance statutes and regulations could significantly and adversely affect our financial condition and results of operations by limiting our ability to conduct business, as well as subject us to penalties and fines.
Because Watford Re is a Bermuda company, it is subject to changes in Bermuda law and regulation that may have an adverse impact on our operations, including through the imposition of tax liability or increased regulatory supervision. In addition, Watford Re will be exposed to any changes in the political environment in Bermuda. While we cannot predict the future impact on our operations of changes in the laws and regulations to which we are or may become subject, any such changes could have a material adverse effect on our business, financial condition and results of operations.
Our non-Bermuda operating insurance subsidiaries are subject to regulation in various jurisdictions, and violations of existing regulations or material changes in the regulation of their operations could adversely affect us.
Our non-Bermuda operating insurance subsidiaries that are not domiciled or licensed in Bermuda are subject to government regulation in each of the jurisdictions in which they respectively are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include trade and claim practices, accounting methods, premium rates, marketing practices, claims practices, advertising, policy forms and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Governmental agencies may censure us, impose fines, additional capital requirements or limitations on our operations, and/or impose criminal sanctions for violation of regulatory requirements. Moreover, insurance laws and regulations, among other things: (i) establish solvency requirements, including minimum reserves and capital and surplus requirements; (ii) limit the amount of dividends, tax distributions, intercompany loans and other payments our insurance subsidiaries can make without prior regulatory approval; (iii) impose restrictions on the amount and type of investments we may hold; (iv) require assessments through guaranty funds to pay claims of insolvent insurance companies; and (v) require participation in state-assigned risk plans which may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds.
U.S. operating subsidiaries
Our U.S.-domiciled operating subsidiaries write insurance in the United States. These subsidiaries are subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors and may require insurers to maintain certain product offerings even though the insurer prefers to discontinue such writings.

In addition, virtually all U.S. states require insurers licensed to do business therein to bear a portion of contingent and incurred claim handling expenses and the unfunded amount of “covered” claim and unearned premium obligations of impaired or insolvent insurance companies, either up to the policy’s limit, the applicable guaranty fund covered claim obligation cap or 100% of statutorily defined workers’ compensation benefits, subject to applicable deductibles. These obligations are funded by assessments, made on a retrospective, prospective or prefunded basis, which are levied by guaranty associations within the state, up to prescribed limits (typically 2% of net direct written premium), on all member insurers in the state on the basis of the proportionate share of the premiums written by member insurers in certain covered lines of business in which the impaired, insolvent or failed insurer was engaged. Accordingly, the total amount of assessments levied on us by the states in which we are licensed to write insurance may increase as we increase our premiums written. In addition, as a condition to the ability to conduct business in certain states (and within the jurisdiction of some local governments), insurance companies are subject to or required to participate in various premium-based or loss-based insurance-related assessments, including mandatory insurance pools, mandatory assigned-risk facilities, underwriting associations, workers’ compensation second-injury funds, reinsurance funds and other state insurance facilities. Although we may be entitled to take premium tax credit (or offsets), recover policy surcharges or include assessments in future premium rate structures for payments we make under these facilities, the effect of these assessments and insurance-related arrangements, or changes in them, could reduce our profitability in any given period or limit our ability to grow our business.
We periodically review our corporate structure so that we can optimally deploy our capital. Changes in that structure require regulatory approval. Delays or failure in obtaining any of these approvals could limit the amount of insurance that we can write in the United States.
Gibraltar operating subsidiary
WICE is subject to substantial regulation in the jurisdictions in which it is licensed or authorized to do business. In addition, the recent withdrawal of the United Kingdom from the European Union may adversely impact our European operations by limiting or removing WICE’s current ability to flexibly transact insurance business across the borders of European Union members. Alternative avenues to distribute our insurance products in Europe exist but may prove to be more costly and/or less economical, and a reduction in premium writings from Europe would have an adverse effect on our business, financial condition and results of operations. See “-The United Kingdom’s withdrawal from the European Union could adversely affect us.”
The United Kingdom’s withdrawal from the European Union could adversely affect us.
On January 31, 2020, the United Kingdom withdrew from the European Union. The terms of this withdrawal are set forth in a withdrawal agreement, which was approved by the U.K. parliament and the E.U. parliament. The withdrawal agreement allows for a transition period whereby “passporting” rights will continue to exist until the end of the transition period to allow for the negotiation of a new trade agreement, which transition period is set to expire on December 31, 2020 (unless a single extension of one to two years to this transition period is agreed between the U.K. government and the European Union, by June 30, 2020, although the U.K. government has indicated that no extension will be sought). During the transition period, the U.K government and the European Union will endeavor to negotiate a trade deal to govern the future relationship between the United Kingdom and the European Union. If a trade deal is not agreed by the end of the transition period (and no extension to the transition period is agreed between the United Kingdom and the European Union), cross-border trade between the United Kingdom and the E.U. member states will depend on any multilateral trade agreements to which both the European Union and the United Kingdom are parties (such as those administered by the World Trade Organization), meaning that “passporting” rights will cease to apply and most U.K. goods will be subject to tariffs unless and until the United Kingdom and E.U. member states agree on a free trade deal.

Accordingly, there remains considerable uncertainty as to the negotiations between the United Kingdom and the E.U. during the transition period and the ultimate structure of the United Kingdom’s future relationship with the European Union. There is no certainty that the United Kingdom’s solvency and prudential regime will be deemed “equivalent” to Solvency II or that the United Kingdom will not impose more stringent requirements on companies conducting insurance business in the United Kingdom or the United Kingdom Overseas Territories (including Gibraltar).
During this transition period and beyond, the impact of the United Kingdom’s withdrawal from the European Union on the United Kingdom and European economies and the broader global economy could be significant, resulting in negative consequences, such as increased volatility and illiquidity, and potentially lower economic growth in various markets in the United Kingdom, Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the European Union. We anticipate that Brexit may disrupt our United Kingdom and Gibraltar domiciled entities, including WICE, and their ability to “passport” within the European Union. Similarly, if our pending acquisition of Axeria IARD is consummated, Brexit may restrict the ability of Axeria IARD to access the U.K. markets although the United Kingdom is attempting to mitigate this by introducing a temporary permissions regime which allows firms that wish to continue carrying out regulated activities in the United Kingdom in the longer term to operate in the United Kingdom for a limited period after withdrawal, while they seek authorization from the U.K. regulators. The full effects of Brexit are uncertain and will depend on any agreements the United Kingdom and European Union enter into regarding their future relationship.
The negative impact of these events on economic conditions and global markets could have an adverse effect on our business, financial condition and liquidity. For example, the Euro and the British pound sterling could further depreciate against the U.S. dollar, which in turn could materially adversely impact assets denominated in such currencies held in our investment portfolios or results of our European book of business. In addition, the applicable legal framework and the terms of our Euro-denominated insurance policies and reinsurance agreements generally do not address withdrawal by a member state from the Eurozone or a break-up of the European Union, which could create uncertainty in our payment obligations and rights under those policies and agreements as a result of the United Kingdom’s withdrawal from the European Union or in the event that such a break-up does occur.
We are subject to the risk of possibly being deemed an investment company under U.S. federal securities law.
In the United States, the Investment Company Act regulates certain companies that invest in, hold or trade securities. Section 3(a)(1)(A) of the Investment Company Act defines an “investment company” as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an “investment company” as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. federal government securities and cash items) on an unconsolidated basis (the “40% Test”). Excluded from the definition of “investment securities” under Section 3(a)(2) of the Investment Company Act are, among other things, U.S. federal government securities and securities issued by majority-owned subsidiaries that are neither themselves investment companies nor relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. The value of our investment securities, together with any securities issued by our wholly-owned or majority-owned subsidiaries excepted from the definition of investment company pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act will represent less than 40% of the value of our total assets on an unconsolidated basis (exclusive of U.S. federal government securities and cash items). We plan to regularly monitor our asset pool to ensure continuing and ongoing compliance with the 40% Test. In addition, we are not an investment company under Section 3(a)(1)(A) of the Investment Company Act because we are neither engaged primarily nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we are primarily engaged in the non-investment company insurance and reinsurance businesses of our direct and indirect subsidiaries, including through Watford Re.
Watford Re currently relies and intends to continue to rely on Rule 3a-6, which is an exemption from the definition of an investment company under the Investment Company Act for an entity organized and regulated as a foreign insurance company that is engaged primarily and predominately in the writing of insurance agreements or the reinsurance of risks on insurance agreements. The law in this area is subjective, and there is a lack of guidance as to the meaning of “primarily and predominately” under Rule 3a-6. For example, there is no standard for the amount of premiums that must be written relative to the level of an entity’s capital in order to qualify for the exemption. If this exemption was deemed inapplicable and no other exemption or exclusion was available, we would likely have to register under the Investment Company Act as an investment company, which, under the Investment Company Act, would require an order from the SEC since we are a non-U.S. domiciled company. Our inability to obtain such an order could have a significant adverse impact on our business.
Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, leverage, dividends and transactions with affiliates, and are not permitted to operate their businesses in the manner in which we operate our business. In addition, the Investment Company Act generally prohibits registered investment companies from paying performance-based compensation to investment managers (such as HPS). Accordingly, if we are determined to be an investment company required to register under the Investment Company Act, our relationship with HPS, our investments and our operations could be significantly and adversely affected.
Furthermore, if at any time it was established that we had been operating as an investment company in violation of the registration requirements of the Investment Company Act, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both; that we could be unable to enforce contracts with third parties; that third parties could seek to obtain rescission of transactions with us undertaken during the period in which it was established that we were an unregistered investment company; or that our insurance license could be revoked or suspended.
To the extent that applicable laws and regulations change in the future so that contracts we write are deemed not to be insurance or reinsurance contracts, we will be at greater risk of not qualifying for an exemption or exclusion for the definition of an investment company under the Investment Company Act. Additionally, it is possible that our becoming classified or required to register as an investment company would result in the suspension or revocation of our insurance or reinsurance licenses.
Bermuda and New Jersey insurance laws regarding the change of control of insurance companies may limit the acquisition of our shares.
Under Bermuda law, for so long as Watford Holdings has an operating subsidiary registered under the Insurance Act, the BMA may at any time object to a person holding 10% or more of our common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder, by written notice to such person. In such a case, the BMA may require the shareholder to reduce its holding of our common shares and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense. This may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.
Our U.S. insurance subsidiaries are domiciled in New Jersey, where the acquisition of 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of our voting securities without the prior approval of the Commissioner of the New Jersey Department of Banking and Insurance will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities, or to other actions that may be taken by such Commissioner.
The international nature of our business subjects us to additional applicable laws and regulations, the violation of which could adversely affect our operations.
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the United States and other foreign jurisdictions where we operate, including the U.K. and the European Community. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the U.S. Treasury’s Office of Foreign Assets Control, as well as certain laws administered by the U.S. Department of State. New sanction regimes may be initiated, or existing sanctions expanded, at any time, which could immediately impact our business activities. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions and damage to our business and/or reputation could have a material adverse effect on our financial condition and results of operations.
In addition, if we or any of our operating subsidiaries were to become subject to the laws of a new jurisdiction in which such entity is not presently admitted to sell insurance products, our company or such subsidiary may not be in compliance with the laws of the new jurisdiction. In addition, we could, at any time and in any jurisdiction, face individual, group and class action lawsuits by our policyholders and others for alleged violations of applicable laws and regulations. Any such litigation or failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business and could also result in suspensions, injunctions, monetary damages, fines or other sanctions, any or all of which could adversely affect our financial condition and results of operations.
Risks related to taxation
Watford Holdings, Watford Re or any of our non-U.S. subsidiaries may be or become subject to U.S. federal income taxation if they are deemed to be conducting a U.S. trade or business.
If Watford Holdings, Watford Re or any of our other non-U.S. subsidiaries were treated as engaged in a trade or business within the United States, such entity would be subject to U.S. federal income taxation on income that is effectively connected with such trade or business and U.S. branch profits tax on its dividend equivalent amount (generally, its after-tax effectively connected income). Based on the past, current and anticipated activities of Watford Holdings, Watford Re and our other non-U.S. subsidiaries, we believe that each of Watford Holdings, Watford Re and our other non-U.S. subsidiaries should not be treated as engaged or as having engaged in a trade or business within the United States. However, there are no definitive standards provided by the Internal Revenue Code of 1986, as amended, or the Code, regulations or court decisions as to the specific activities that constitute the conduct of a trade or business within the United States, and any such determination is essentially factual in nature. Therefore, there can be no assurance that the U.S. Internal Revenue Service, or the IRS, will not successfully contend that Watford Holdings, Watford Re, or any other non-U.S. subsidiary is engaged, has been engaged or will be engaged in a trade or business within the United States by reason of such entity’s activities, including its insurance-related activities and its investment activities and any activities performed on such entity’s behalf. Any such U.S. federal income taxation and U.S. branch profits tax would result in substantial tax liabilities and consequently would have a materially adverse effect upon Watford Holdings and Watford Re’s results of operations. Even if Watford Holdings, Watford Re and our non-U.S. subsidiaries are not and have not been engaged in a trade or business within the United States, they will nonetheless be subject to U.S. federal income taxation on certain fixed or determinable annual or periodical gains, profits and income (such as dividends and certain interest on investments) derived from sources within the United States, and could be subject to tax in other jurisdictions in which we operate.
U.S. Holders may be subject to certain adverse tax consequences based on the application of rules regarding passive foreign investment companies, or PFICs.
Significant potential adverse U.S. federal income tax consequences generally apply to any United States person who owns shares in a PFIC. Although not entirely free from doubt due to a lack of directly governing authority, we currently believe that Watford Holdings and Watford Re should not be treated as PFICs because we believe that Watford Re’s income qualifies for an exception to the PFIC rules for income that is derived in the active conduct of an insurance business by a corporation satisfying certain requirements, which we refer to as the Insurance Company Exception. However, because of a lack of clarity regarding the scope of the Insurance Company Exception resulting from recently enacted tax legislation, described further below, there is significant uncertainty as to whether the Insurance Company Exception applies to Watford Holdings and Watford Re. Furthermore, there are no regulations or other definitive authority interpreting certain aspects of the Insurance Company Exception and, in particular, its application to Watford Re’s particular circumstances, including its arrangement with AUL. As a result, the IRS could seek to characterize Watford Holdings and Watford Re as PFICs. Because of the lack of clarity regarding the Insurance Company Exception, we can provide no assurances that the IRS will not seek to treat Watford Holdings and Watford Re as PFICs.
The United States Tax Cuts and Jobs Act, or the TCJA, which was enacted into law in December of 2017, modified certain aspects of the U.S. Internal Revenue Code, including a number of provisions that impact insurance companies. In particular, the TCJA modified the Insurance Company Exception so that, with respect to taxable years beginning after December 31, 2017, only a “qualifying insurance corporation” is eligible for the exception. The TCJA generally defines a qualifying insurance corporation as a foreign corporation that would be subject to U.S. federal income tax as an insurance company if it were a domestic corporation and whose “applicable insurance liabilities” constitute more than 25% of the company’s total assets, determined on the basis of a financial statement of the company that meets certain requirements.
Applicable insurance liabilities for a property and casualty company are generally defined to include loss and loss adjustment expenses. There is a lack of clarity regarding whether this reference to “loss and loss adjustment expenses” in the TCJA refers to loss and loss adjustment expenses paid in the relevant year or the company’s reserves representing liabilities for loss and loss adjustment expenses relating to unpaid claims. Because the TCJA uses the term in the context of defining “applicable insurance liabilities,” and because the Joint Explanatory Statement accompanying the conference committee report of the TCJA indicates that the term “applicable insurance liabilities” is intended to include reserves for property and casualty insurance contracts, Watford Holdings believes that the reference to loss and loss adjustment expenses should be understood as a reference to a company’s reserves and intends to apply the requirement in this manner. However, there can be no assurance that the IRS will agree with Watford Holdings’ interpretation of the Insurance Company Exception, and, if the IRS were to successfully challenge such interpretation, Watford Holdings and Watford Re would likely be treated as PFICs.

In addition, the application of the TCJA’s definition of “qualifying insurance corporation” is not clear in other respects. For example, the PFIC rules include a look-through rule under which a foreign corporation that owns 25% or more of the stock of another corporation is generally treated as directly holding its proportionate share of the assets and directly recognizing its proportionate share of the income of the second corporation for purposes of determining if the first corporation is a PFIC. It is not entirely clear how this look-through rule interacts with the definition of a qualifying insurance corporation, and in particular whether companies within a corporate group must individually satisfy the requirements to be treated as qualifying insurance corporations or whether the group must satisfy these requirements on an aggregate basis after applying the look-through rule. Furthermore, the TCJA did not clarify certain significant issues regarding the requirements for a company to satisfy the Insurance Company Exception. In particular, there is no currently effective guidance clarifying when an insurance company is treated engaged in the active conduct of an insurance business. As a result of these uncertainties, it is possible that the IRS could apply the qualifying insurance corporation test in a manner that could adversely impact Watford’s qualification for the Insurance Company Exception.
As a result, although we believe that Watford Holdings and Watford Re should meet the requirements to be treated as qualifying insurance corporations, no assurance can be provided that the IRS will not successfully challenge this qualification, in which case such companies would be treated as PFICs. If Watford Holdings and Watford Re are treated as PFICs, U.S. shareholders would also be subject to the PFIC regime with respect to any other non-U.S. subsidiary of Watford Holdings that is treated as a PFIC.
The TCJA contemplates that the IRS will provide additional guidance on the application of the qualifying insurance company requirement, and it is possible that any forthcoming guidance issued by the IRS could adversely impact Watford Holdings’ or Watford Re’s eligibility for the Insurance Company Exception. On July 10, 2019, the United States Treasury issued proposed regulations that included new proposed rules for determining if a non-U.S. company engaged in an insurance business would be classified by Treasury as a PFIC (the “Proposed Regulations”). If finalized in their current form, the Proposed Regulations would impose additional requirements for us to continue to qualify for the insurance company exception to PFIC status and could adversely impact our ability to avoid becoming classified as a PFIC in the future. The Treasury Department requested comments on various aspects of the Proposed Regulations, which are generally proposed to be effective for taxable years of shareholders beginning after the regulations are finalized. Although we believe the Proposed Regulations may be modified in response to comments and are likely to further develop, it is not possible to predict if, when, or in what form the Proposed Regulations might be finalized. As a result, no assurance can be provided that we would not become classified as a PFIC under such final regulations issued by the Treasury in the future or any other future guidance or legislation.
As a result of these uncertainties regarding the application of the PFIC rules to Watford Holdings and the possibility of future guidance, Watford Holdings and Watford Re may take certain actions that they otherwise would not take in order to avoid being treated as PFICs. For example, if Watford Re does not write a sufficient level of insurance, we could distribute capital that would otherwise be retained and invested in order to reduce the risk that Watford Holdings or Watford Re could be classified as a PFIC.
Prospective investors are urged to consult their own tax advisors to assess their tolerance of the risk that Watford Holdings or Watford Re will be classified as PFICs.
If Watford Holdings and Watford Re are classified as PFICs, a U.S. Holder (as defined below) generally will be subject to a special tax and an interest charge upon the sale of its shares or receipt of an “excess distribution” with respect to its shares, in addition to other adverse tax consequences. A U.S. Holder is a beneficial owner of our shares that, for U.S. federal income tax purposes, is:

•	an individual who is a citizen or resident of the United States;

•	a corporation or other entity taxable as a corporation created or organized under the laws of the United States, any state thereof or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of the source; or

•
a trust, if a court within the United States is able to exercise primary supervision over the trust’s administration and one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code) have the authority to control all of its substantial decisions, or if a valid election to be treated as a United States person is in effect with respect to such trust.

Such adverse tax consequences to U.S. Holders of shares of stock in a PFIC may be mitigated if such shareholder is able to make: (i) a timely qualified electing fund election with respect to our shares (a “QEF election”); or (ii) a mark-to-market election with respect to the first taxable year in which such entity is determined to be a PFIC during the U.S. Holder’s holding period in our shares. The availability of these elections is uncertain as a matter of law and, in certain cases, requires us to provide certain information to our shareholders. In addition, shareholders may be required to make certain filings in order to preserve their ability to make the QEF election on a retroactive basis if it is believed that a company is not a PFIC but it is later determined that the company is a PFIC. Shareholders should consult with their tax advisors regarding these elections.
We expect to monitor our activities and the activities of our subsidiaries with a view towards concluding whether Watford Holdings is a PFIC, and will notify our shareholders annually of whether we believe that Watford Holdings is likely to be treated as a PFIC. In addition, we intend to provide shareholders upon request with any identifying information about our subsidiaries that is reasonably required for shareholders to file a protective statement preserving their right to make a retroactive QEF election with respect to such subsidiaries. If we conclude in any year that Watford Holdings is likely to be treated as a PFIC, we intend to provide to our shareholders the information required by them to make a QEF election with respect to Watford Holdings, Watford Re or, as applicable, any direct or indirect controlled subsidiary of Watford Holdings or Watford Re that also may be a PFIC. Furthermore, Watford Holdings, Watford Re, or its direct or indirect subsidiaries may make investments in other entities that are treated as PFICs with respect to a U.S. Holder, such as a fund or portfolio investment that is itself classified as a corporation for U.S. federal income tax purposes. If we conclude in any year that Watford Holdings is likely to be treated as a PFIC, we intend to use commercially reasonable efforts to cause any such lower-tier PFICs to provide information that is necessary for U.S. Holders to make a separate QEF election with respect to such entity. However, if we do not control any such lower-tier PFIC, we may not be able to cause such entity to provide such information, in which case a QEF election with respect to such entity generally will not be available.
Certain U.S. Holders may be subject to adverse tax consequences if Watford Holdings, Watford Re, or any of our non-U.S. subsidiaries is treated as a controlled foreign corporation, or a CFC and such U.S. Holder is treated as a 10% U.S. Shareholder of such CFC.
Our prospective investors should be aware that Watford Holdings, Watford Re and any of our non-U.S. subsidiaries could each be treated as a CFC. As a result, any United States person that owns 10% or more (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) of the total combined voting power or the total value of all classes of stock of Watford Holdings, Watford Re or any other non-U.S. subsidiary, or that is a partner in a U.S. partnership that owns such stock, or a U.S. 10% Shareholder, could be required to include in income, on a current basis (whether or not distributed), its pro rata share of the “subpart F income” and certain other categories of income of Watford Holdings, Watford Re or any such subsidiary. The TCJA made certain changes to the U.S. federal income tax laws regarding CFCs. In particular, the TCJA (i) expanded the definition of a U.S. 10% Shareholder to include shareholders that own 10% or more of the CFC by value, in addition to shareholders that own more than 10% of the CFC by vote, and

(ii) broadened the attribution rules that apply in determining if a person is a U.S. 10% Shareholder and if a company is a CFC. These changes to the CFC rules generally make it more likely that a company will be treated as a CFC, and as a result there is a significant likelihood that Watford Holdings and its non-U.S. subsidiaries will be treated as CFCs under these provisions. Although our bye-laws include certain share voting limitation provisions that were intended to reduce the risk that U.S. Holders would be treated as U.S. 10% Shareholders under the CFC rules in existence prior to the TCJA, under the currently applicable CFC rules these voting limitations do not prevent a U.S. Holder from being treated as a U.S. 10% Shareholder if the U.S. Holder owns 10% or more of our stock by value, directly, indirectly, or constructively. Prospective investors are urged to consult their own tax advisors regarding the potential consequences if a U.S. Holder or any person related to that holder is treated as a U.S. 10% Shareholder of Watford Holdings, Watford Re or any of our non-U.S. subsidiaries.
U.S. Holders could be subject to adverse tax consequences under the related person insurance income, or RPII, rules.
If Watford Holdings, Watford Re or any other non-U.S. subsidiary is treated as recognizing RPII in a taxable year and such company is treated as a CFC for purposes of the RPII rules, each U.S. person that holds Watford Holdings shares (even one share) directly or indirectly through non-U.S. entities as of the last day in such taxable year must generally include in gross income (whether or not distributed) its pro rata share of such RPII determined as if the RPII were distributed proportionately only to all such U.S. persons (with certain adjustments). For this purpose, a non-U.S. company is treated as a CFC if U.S. persons in the aggregate own, directly or indirectly, 25% or more of the total voting power or value of such company at any time during the taxable year. RPII generally includes any income of a non-U.S. corporation attributable to insuring or reinsuring risks of a U.S. person that owns, directly, indirectly or constructively, stock of such non-U.S. corporation, or risks of a person that is related to such a U.S. person. For this purpose, (1) a person is related to another person if such person controls, or is controlled by, such other person, or if both are controlled by the same persons, and (2) “control” of a corporation means ownership (or deemed ownership) of stock possessing more than 50% of the total voting power or value of such corporation’s stock and “control” of a partnership, trust or estate for U.S. federal income tax purposes means ownership (or deemed ownership) of more than 50% by value of the beneficial interests in such partnership, trust or estate. We believe that it is likely that Watford Re and each non-U.S. subsidiary have met certain de minimis safe harbors and therefore have not been subject to RPII rules. However, no assurance can be provided that Watford Holdings, Watford Re or any of their non-U.S. subsidiaries will qualify for these safe harbors, and accordingly we cannot assure prospective investors that the RPII rules will not apply to them. Prospective investors should consult with their own tax advisors regarding the potential risk of RPII inclusions as a result of an investment in Watford Holdings.
Tax-exempt U.S. Holders may recognize unrelated business taxable income in respect of their ownership of our common shares.
A tax-exempt U.S. Holder may recognize unrelated business taxable income if a portion of the subpart F insurance income of Watford Re or any other non-U.S. subsidiary is allocated to such organization. In general, subpart F insurance income will be allocated to a tax-exempt U.S. Holder if either (i) Watford Re or any non-U.S. subsidiary is a CFC and the tax-exempt U.S. Holder is a U.S. 10% Shareholder of such company, or (ii) there is RPII and certain exceptions do not apply.
Prospective tax-exempt investors should consult with their own tax advisors regarding the potential risk of unrelated business taxable income as a result of an investment in Watford Holdings.

Changes in U.S. federal tax laws, which may be retroactive, including the finalization of proposed Treasury Regulations, could subject Watford Holdings, Watford Re or U.S. Holders to U.S. federal income taxation on the earnings of Watford Holdings, Watford Re or our subsidiaries or could otherwise adversely impact Watford Holdings and its subsidiaries or shareholders.
The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business, whether a company is a PFIC (including whether it qualifies for the Insurance Company Exception) or whether a company is a CFC earning subpart F income or RPII, are subject to change, possibly on a retroactive basis. In particular, the TCJA included various provisions that impact the U.S. federal income taxation of insurance companies and their shareholders, and forthcoming guidance issues by the IRS, including regarding the scope of the Insurance Company Exception, could adversely impact the taxation of such persons. Furthermore, there are no regulations currently in effect regarding the application of the PFIC rules to an insurance company, and it is possible that the IRS may issue new regulations or pronouncements interpreting or clarifying such rules. The IRS previously announced that it intends to scrutinize the activities of purported insurance companies organized outside of the United States, including insurance companies that invest a significant portion of their assets in alternative investment strategies, and will apply the PFIC rules where it determines that a non-U.S. corporation is not an insurance company for U.S. federal income tax purposes. Moreover, the IRS has issued the Proposed Regulations, that, if finalized in their current form, could adversely impact the ability of Watford Holdings and Watford Re to qualify for the Insurance Company Exception. As a result, the IRS may release guidance interpreting the TCJA’s changes to the Insurance Company Exception, finalize the Proposed Regulations or release other guidance that could adversely impact the ability of Watford Holdings and Watford Re to qualify for the Insurance Company Exception. Such guidance could apply on either a prospective or retroactive basis. It is also possible that the U.S. Congress could pass additional legislation that impacts the taxation of Watford Holdings and its subsidiaries and shareholders.
We are not able to predict if and when the Proposed Regulations will be finalized, if, when or in what form any additional guidance will be provided by the IRS, or whether any such guidance will have a retroactive effect. If Watford Holdings’ and Watford Re’s organization and operations do not satisfy the requirements imposed by the Insurance Company Exception as modified by further TCJA guidance, the Proposed Regulations when finalized or any other IRS guidance, Watford Holdings and Watford Re could be required to modify their organization and operations in order to qualify for the Insurance Company Exception in light of such IRS guidance. There is no assurance that Watford Holdings or Watford Re will successfully implement such modifications in all circumstances. As a result, it is possible that Watford Holdings and Watford Re could be treated as PFICs under forthcoming IRS guidance. Prospective investors are urged to consult their own tax advisors in assessing their tolerance of this risk.
The operations of our U.S. subsidiaries could be adversely impacted by the U.S. base erosion and anti-abuse tax.
The TCJA imposed a new base erosion and anti-abuse tax, or the BEAT, with respect to taxable years beginning after December 31, 2017. The BEAT generally imposes a minimum tax on U.S. taxpayers that make certain deductible payments to non-U.S. affiliates, including premiums paid by U.S. taxpayers for reinsurance that reduce the gross premiums taxable to them. As a result, the BEAT could significantly increase the effective U.S. tax rate on our U.S. subsidiaries as a result of the provision of reinsurance by certain of our non-U.S. subsidiaries to such U.S. subsidiaries. The BEAT only applies to corporate groups whose U.S. operations generate $500 million in gross revenues on average over the preceding three years, and Watford Holdings does not currently expect its U.S. subsidiaries to exceed this threshold in the current year. As a result, Watford Holdings does not expect the BEAT to apply to its U.S. subsidiaries at the present time. However, as the operations of Watford Holdings’ U.S. subsidiaries continue to expand, such subsidiaries may become subject to the BEAT, which could reduce the ability of such companies to enter into affiliate reinsurance transactions without a significant increase in the U.S. federal income tax liabilities of such subsidiaries.
Information may be required to ensure compliance with FATCA.
The Foreign Account Tax Compliance Act, or FATCA, imposes a withholding tax of 30% on any “withholdable payments” received by a foreign financial institution, or FFI (as a beneficial owner or an intermediary), unless such FFI enters into an agreement with the IRS to obtain certain information as to the identity of the direct and indirect owners of accounts in such institution and satisfies certain other requirements.
Alternatively, a 30% withholding tax may be imposed on “withholdable payments” to certain non-financial foreign entities, or NFFEs (as a beneficial owner or an intermediary), which do not (i) certify to each respective withholding agent that they have no “substantial U.S. owners” (i.e., a U.S. 10% direct or indirect shareholder), or (ii) provide such withholding agent with the certain information as to the identity of such substantial U.S. owners.
For this purpose, “withholdable payments” generally include U.S.-source interest, dividends and certain other types of income, and gross proceeds from the sale or disposition of assets which produce such types of income. However, under proposed regulations (the preamble to which specifies that taxpayers are permitted to rely on them pending finalization), no withholding will apply on payments of gross proceeds from the disposition of such assets.
We believe and take the position that we are an NFFE and not an FFI. However, because such a determination depends in part on our future operations, no assurance can be given that the IRS would not assert, or that a court would not uphold, a different characterization of our FATCA status.
The United States has negotiated intergovernmental agreements, or IGAs, to implement FATCA with a number of jurisdictions. Bermuda has entered into a “Model 2” IGA, or the Bermuda IGA, with the United States.
We have complied and intend to continue to comply with the Bermuda IGA and/or FATCA, as applicable, and to report all necessary information regarding substantial U.S. owners to the relevant authority. Any substantial U.S. owner will be required to provide such identifying information as is required to enable the company to comply. Shareholders who fail to provide such information could be subject to: (i) bearing the cost of the withholding tax burden imposed on us as a result of such shareholders’ failure to furnish the required information; (ii) a forced sale of their shares; or (iii) a redemption of their shares.
Should we determine that we are an FFI under the Bermuda IGA, we will be directed to register with the IRS and will be required to comply with the requirements of FATCA and will report all necessary information regarding all U.S. Holders of our shares. Assuming registration and compliance with the terms of an agreement with the IRS pursuant to the Bermuda IGA, an FFI generally would be treated as FATCA-compliant and not subject to withholding. An FFI that satisfies the eligibility, information reporting and other requirements of the Bermuda IGA will not generally be subject to the regular FATCA reporting and withholding obligations discussed above.
Prospective investors are urged to consult their own tax advisors as to the filing and information requirements that may be imposed on them in respect of their ownership of our shares.
Watford Holdings or Watford Re may become subject to taxation in Bermuda after March 31, 2035, which would have a significant and negative effect on Watford Holdings and Watford Re’s business and results of operations.
At the present time, there is no Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax payable by Watford Holdings or Watford Re or by our shareholders in respect of our shares. We have obtained an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax will not, until March 31, 2035, be applicable to us or to any of our operations or to our shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or is payable by us in respect of real property owned or leased by us in Bermuda. The same assurance has been obtained with respect to Watford Re. Given the limited duration of any assurance by the Minister of Finance, neither Watford Holdings nor Watford Re can be certain that it will not be subject to any Bermuda taxes after March 31, 2035. Watford Holdings’ and Watford Re’s business and results of operations would be significantly and negatively affected if either of them were to become subject to taxation in Bermuda.
The impact of Bermuda’s commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect Watford Holdings’ or Watford Re’s tax status in Bermuda.
The Organization for Economic Cooperation and Development, or the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. According to the OECD, Bermuda is a jurisdiction that has substantially implemented the internationally agreed tax standard and as such is listed on the OECD “white list.” However, neither Watford Holdings nor Watford Re is able to predict whether any changes will be made to this classification or whether any such changes will subject Watford Holdings or Watford Re to additional taxes.
We may become subject to increased taxation in Bermuda and other countries as a result of the OECD’s plan on “base erosion and profit shifting.”
The OECD, with the support of the G20, initiated the “base erosion and profit shifting,” or BEPS, project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. In October 2015, the OECD issued “final reports” in connection with the BEPS project. The final reports have been approved for adoption by the G20 finance ministers in November 2015. The final reports provide the basis for international standards for corporate taxation that are designed to prevent, among other things, the artificial shifting of income to tax havens and low-tax jurisdictions, the erosion of the tax base through interest deductions on intercompany debt and the artificial avoidance of permanent establishments (i.e., tax nexus with a jurisdiction). The measures also contemplate the development of a multilateral instrument to incorporate and facilitate changes to tax treaties. The multilateral instrument has since been negotiated and agreed by over 100 participating states. Furthermore, in addition to the final reports, the OECD has also published further guidance on interest deductibility and country by country reporting (in December 2016) and a discussion draft on the attribution of profits to permanent establishments (in October 2015).
Legislation to adopt these standards has been enacted or is currently under consideration in a number of jurisdictions to implement these standards, including country by country reporting. As a result, our income may be taxed in jurisdictions where it is not currently taxed and at higher rates of tax than currently taxed, which may substantially increase our effective tax rate. Also, the adoption of these standards may increase the complexity and costs associated with tax compliance and adversely affect our financial position and results of operation.

We may become subject to the proposed financial transactions tax.
On February 14, 2013, the European Commission published the Commission’s Proposal, a proposal for a Directive for a common financial transactions tax, or FTT, in Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia (the participating Member States). However, Estonia has since stated that it will not participate. The Commission’s Proposal has very broad scope and could, if introduced, apply to certain dealings in shares (including secondary market transactions) in certain circumstances.
Under the Commission’s Proposal, the FTT could apply in certain circumstances to persons both within and outside of the participating Member States. Generally, it would apply to certain dealings in shares where at least one party is a financial institution, and at least one party is established in a participating Member State. A financial institution may be, or be deemed to be, “established” in a participating Member State in a broad range of circumstances, including (a) by transacting with a person established in a participating Member State or (b) where the financial instrument which is subject to the dealings is issued in a participating Member State. However, the FTT proposal remains subject to negotiation between the participating Member States. It may therefore be altered prior to any implementation, the timing of which remains unclear. Additional EU Member States may decide to participate.
Prospective holders of shares are advised to seek their own professional advice in relation to the FTT.
We may become subject to the U.K. diverted profits tax.
The U.K. Diverted Profits Tax, or the DPT, which was introduced in 2015, generally applies where (a) a non-U.K. company carrying on an activity in the U.K. structures its affairs so as to avoid a U.K. taxable presence; or (b) a company which is taxable in the U.K. creates a tax advantage by means of transactions which have insufficient economic substance. The corresponding “diverted profits” are subject to U.K. tax at 25%. The precise effect of the DPT is still unclear and subject to a number of uncertainties. As a result, there can be no assurance that we will not be subject to additional tax as a result of the DPT.
Changes in tax laws could adversely affect the business of Watford Holdings and Watford Re.
Watford Holdings and Watford Re are subject to extensive tax laws and regulations. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future. Many of these tax liabilities are subject to audits by the respective taxing authorities. These audits may result in additional taxes as well as interest and penalties.
The impact of commitments made by the government of Bermuda in order to avoid being named on the European Union’s list of non-cooperative tax jurisdictions is uncertain and could have an adverse effect on our results of operations.
Following a year-long screening process, on December 5, 2017, the Council of the European Union published its list of non-cooperative jurisdictions for tax purposes, which is commonly referred to as the “EU Blacklist,” Bermuda was not named on the EU Blacklist due to commitments made by its government to improve certain “substance requirement” deficiencies that were identified by the European Union during the screening process. This commitment led to the passing of the Economic Substance Act 2018, or the Substance Act, in December 2018. The Substance Act requires certain entities resident in Bermuda to demonstrate that they have adequate economic substance in Bermuda. Broadly, this is expected to be the case where an entity can demonstrate it has adequate income generating activities, employees, premises, and expenditure incurred in Bermuda, although the meaning of “adequate” in this context remains unclear. Further, the speed with which the Substance Act was implemented, and the uncertainties in its interpretation, make it difficult to predict its future impact. Any entity found to be lacking adequate economic substance may be fined or ordered by a court to take action to remedy such failure (or face being struck off the companies register). In February 2020, the European Union determined that the Substance Act is sufficient to keep Bermuda off the EU Blacklist. While Bermuda is not on the EU Blacklist, there is a risk that both the adoption of the Substance Act, possible further legislative changes, and the imposition of sanctions if Bermuda were ever to be included on the EU Blacklist, could result in increased tax liabilities and/or compliance costs for us.
Risks related to our common shares
We are a holding company with no significant operations or assets other than our ownership of our four operating subsidiaries and we depend on the ability of our subsidiaries to meet our ongoing cash requirements.
We are a holding company and do not have any significant operations or assets other than our four operating subsidiaries. Generally, we depend on our available cash resources, liquid investments and dividends or other distributions from our subsidiaries to make payments, including the payment of debt service obligations and operating expenses we may incur and any payments of dividends, redemption amounts or liquidation amounts with respect to our preference shares and common shares and to fund any share repurchase program our board of directors might determine to institute (including the share repurchase program described under Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations-Liquidity and capital resources-Capital resources”). Dividends and other permitted distributions from our subsidiaries will be our primary, if not only, source of funds to meet ongoing cash requirements, including general corporate expenses. The ability of our subsidiaries to declare and pay dividends is subject to regulatory restrictions and could be constrained by our dependence on financial strength ratings from independent rating agencies.
The declaration and payment of dividends by Bermuda-regulated entities are limited under Bermuda law. Watford Re would be prohibited from declaring or paying dividends if it were in breach of its enhanced capital requirement, or ECR, minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such a breach. Where an insurer fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA in its absolute discretion. Further, unless it files with the BMA an affidavit stating that it will continue to meet its minimum solvency margin and minimum liquidity ratio as required by the Insurance Act, Watford Re is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet). Watford Re will be required to obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements.
Our U.S. and Gibraltar insurance subsidiaries are subject to similar insurance laws and regulations in the jurisdictions in which they operate. The ability of these insurance subsidiaries to pay dividends or make distributions is also dependent on their ability to meet applicable regulatory standards.
Each of our respective A.M. Best and KBRA ratings also depends to a large extent on the capitalization levels of our operating subsidiaries. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet any cash requirements at the holding company level could have an adverse effect on our ability to meet our obligations.
The market price of our common shares may experience volatility, thereby causing a potential loss of value to our investors.
The market price for our common shares may fluctuate substantially in response to various factors, some of which are beyond our control, and could cause investment losses. The price of our common shares may not remain at or exceed current levels. In addition to the risk factors described herein, the factors that could affect our share price are:

•	general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results, including as a result of catastrophes or our investment performance;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;

•	action by institutional shareholders or other large shareholders, including future sales;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us, our service providers or our competitors of significant products, contracts, acquisitions or strategic partnerships;

•	any future sales of our common shares or other securities;

•	potential characterization of us or any of our subsidiaries as a PFIC;

•	regulatory developments; and

•	additions or departures of key personnel.
In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.
If securities or industry analysts downgrade our shares, publish negative research or reports or fail to publish reports about our business, our share price and trading volume could decline.
The trading market for our common shares is influenced by the research and reports that securities or industry analysts publish about us, our business and our market. If one or more analysts adversely changes their recommendation regarding our shares or our competitors’ stock or otherwise downgrades our shares or publishes misleading or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our shares could decrease, which could cause our share price or trading volume to decline.
Future sales of shares by existing shareholders could cause our share price to decline.
Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of December 31, 2019, we had 19,902,895 outstanding common shares, of which 17,109,924 common shares are freely transferable without restriction. The remaining 2,792,971 common shares are owned directly or indirectly by our directors, executive officers and Arch, and may be resold publicly subject to volume and other restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended. In addition, there are outstanding warrants to purchase an aggregate of 1,704,691 common shares, at an exercise price of $89.63 per share as of December 31, 2019, and an aggregate of 742,028 common shares reserved for future grant or issuance under the 2018 Incentive Plan. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our common shares could decline.
Under Bermuda law, members of the board of directors are permitted to participate in decisions in which they have interests.
Under Bermuda law, directors are not required to recuse themselves from voting on matters in which they have an interest. Our directors may have interests that are different from, or in addition to, the interests of our shareholders. So long as our directors disclose their interests in a matter under consideration by the board of directors in accordance with Bermuda law, they will be entitled to participate in the deliberation on and vote in respect of that matter.
The share voting limitations that are contained in our bye-laws may result in our shareholders having fewer voting rights than a shareholder would otherwise have been entitled to based upon such shareholder’s economic interest in our company.
Our bye-laws provide that any person owning more than 9.9% of the issued and outstanding shares will be limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of shares equal to 9.9% of the total combined voting power of all classes of shares entitled to vote, unless the voting restriction with respect to such holder is waived by the board of directors. Because of the constructive ownership provisions of the Code, this requirement may have the effect of reducing the voting rights of an investor whether or not that investor directly, indirectly or constructively holds of record more than 9.9% of our common shares. Further, the board of directors has the authority to request certain information from any investor for the purpose of determining whether that investor’s voting rights are to be reduced. Failure by an investor to respond to such a notice, or submission by such investor of incomplete or inaccurate information, would give the board of directors discretion to disregard all votes attached to such investor’s shares.
We may want or need additional capital in the future, which may not be available to us on satisfactory terms, if at all. Furthermore, the raising of additional capital could dilute our shareholders’ ownership interests in our company and may cause the value of the shares to decline.
We may want or need to raise additional capital in the future through offerings of debt or equity securities or otherwise in order to, among other uses:

•	pay claims;

•	operate and expand our business;

•	to the extent declared, pay dividends (including the payment of dividends to the holders of our preference shares);

•	replace or improve capital in the event of significant reinsurance losses or adverse reserve developments;

•	fund liquidity needs caused by investment losses;

•	satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

•	meet rating agency or regulatory capital requirements; and

•	respond to competitive pressures.

Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. To the extent that the funds generated by our ongoing operations are insufficient or unavailable to cover our liquidity requirements, whether due to regulatory or contractual restrictions, underwriting or investment losses or otherwise, we may need to raise additional funds through financing. If we cannot obtain adequate capital or sources of credit on favorable terms, or at all, our business, results of operations and financial condition could be adversely affected.
Markets in the United States and elsewhere have from time to time experienced extreme volatility and disruption due in part to financial stresses affecting the liquidity of the banking system and the financial markets generally. These circumstances have reduced access to the public and private equity and debt markets. Any future equity or debt financing may not be available on terms that are favorable to us, if at all. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to access the capital necessary to develop our business and replace, in a timely manner, our letters of credit facilities upon maturity.
In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any additional capital raised through the sale of equity could dilute our shareholders’ ownership interest, cause the value of our shareholders’ investments to decline and cause the trading price of our common shares to decline. Additional capital raised through the issuance of equity or debt may result in creditors or other investors having rights, preferences and privileges that are senior to those of our shareholders.
Additionally, if we issue a large number of our common shares in connection with future acquisitions, financings or other circumstances, the market price of our common shares could decline significantly.
If the ownership of our common shares were to become highly concentrated, shareholders could be prevented from influencing significant corporate decisions.
As of December 31, 2019, Arch and HPS beneficially owned approximately 21.0% in the aggregate of our issued and outstanding common shares on a fully diluted basis, taking into account the warrants held by Arch and HPS that are exercisable for an aggregate of 1,704,691 common shares. In addition, certain employees of and other persons affiliated with Arch and HPS also own our common shares. As a result, Arch and HPS, as well as employees or persons otherwise affiliated with Arch and HPS, could exercise significant influence over all matters requiring shareholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common shares.
The enforcement of civil liabilities against us may be difficult.
We are a Bermuda company and some of our officers and directors are residents of various jurisdictions outside the United States. All or a substantial portion of our assets and the assets of those persons may be located outside the United States. As a result, it may be difficult for a shareholder to effect service of process within the United States upon those persons or to enforce in U.S. courts judgments obtained against those persons.
Watford Holdings (U.S.) Inc., or Watford Holdings U.S., is our agent for service of process with respect to actions based on offers and sales of securities made in the United States. We have been advised by our special Bermuda legal counsel, Conyers Dill & Pearman Limited, that the United States and Bermuda do not currently have a treaty providing for reciprocal recognition and enforcement of judgments of U.S. courts in civil and commercial matters and that a final judgment for the payment of money rendered by a court in the United States based on civil liability, whether or not predicated solely upon the U.S. federal securities laws, would, therefore, not be automatically enforceable in Bermuda. We also have been advised by Conyers Dill & Pearman Limited that a final and conclusive judgment obtained in a court in the United States under which a sum of money is payable as compensatory damages (i.e., not being a sum claimed by a revenue authority for taxes or other charges of a similar nature by a governmental authority, or in respect of a fine or penalty or multiple or punitive damages) may be the subject of an action on a debt in the Supreme Court of Bermuda under the common law doctrine of obligation.
Such an action should be successful upon proof that the sum of money is due and payable and without having to prove the facts supporting the underlying judgment, as long as: (i) the court which gave the judgment had proper jurisdiction over the parties to such judgment; (ii) such court did not contravene the rules of natural justice of Bermuda; (iii) such judgment was not obtained by fraud; (iv) the enforcement of the judgment would not be contrary to the public policy of Bermuda; (v) no new admissible evidence relevant to the action is submitted prior to the rendering of the judgment by the courts of Bermuda; and (vi) there is due compliance with the correct procedures under Bermuda law.
A Bermuda court may impose civil liability on us or our directors or officers in a suit brought in the Supreme Court of Bermuda against us or such persons with respect to a violation of U.S. federal securities laws, provided that the facts surrounding such violation would constitute or give rise to a cause of action under Bermuda law.
Our bye-laws contain provisions that could impede an attempt to replace or remove the board of directors or management or delay or prevent the sale of our company, which could diminish the value of our common shares or prevent our shareholders from receiving premium prices for their shares in an unsolicited takeover.
Our bye-laws contain certain provisions that could delay or prevent changes in the board of directors or management or a change of control that a shareholder might consider favorable. These provisions may encourage companies interested in acquiring us to negotiate in advance with our board of directors, since the board of directors has the authority to overrule the operation of several of the limitations. Even in the absence of a takeover attempt, these provisions may adversely affect the value of our common shares if they are viewed as discouraging takeover attempts in the future. For example, provisions in the bye-laws that could delay or prevent a change in the board of directors or management or change in control include:

•	the authorized number of directors may be increased by resolution adopted by the affirmative vote of a majority of the board of directors;

•	Arch has the right to appoint two individuals to serve as directors on our board of directors, subject to certain conditions;

•
the board of directors is a classified board in which the directors of the class elected at each annual general meeting holds office for a term of three years, with the term of each class expiring at successive annual general meetings of shareholders;

•
shareholders have the ability to remove directors for cause and only with the approval of a majority of the total combined voting power of the issued and outstanding shares entitled to vote for the election of directors;

•
any vacancy on our board of directors may be filled at the meeting at which such director is removed upon the affirmative vote of the holders of a majority of the total combined voting power of the issued and outstanding shares entitled to vote. In the absence of such election or appointment, the board of directors may fill the vacancy. In the event the vacancy to be filled is for a director appointed by Arch, then Arch shall have the right to appoint the director to fill such vacancy;

•	a plurality of the votes cast is required for the election of directors;

•	shareholder action may only be taken at an annual meeting or special meeting of shareholders and may not be taken by written consent in lieu of a meeting;

•	advance notice of shareholders’ proposals is required in connection with annual general meetings;

•	a supermajority vote of shareholders is required to effect certain amendments to our bye-laws;

•
we are prohibited from engaging in a business combination with a person who acquires at least 15% of our common shares for a period of three years from the date such person acquired such common shares unless such business combination is approved prior to the acquisition by our board of directors and shareholders;

•
subject to any resolution of our shareholders to the contrary, our board of directors is permitted to issue any of our authorized but unissued shares and to fix the price, rights, preferences, privileges and restrictions of any such shares without any further vote or action by our shareholders;

•
the quorum required for a general meeting of shareholders is two or more persons present in person at the start of the meeting and representing in person or by proxy not less than a majority of the total combined voting power of the issued and outstanding shares entitled to vote; and

•
subject to limited exceptions, each holder of shares generally will be limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of shares equal to 9.9% of the total combined voting power of all classes of shares of our company entitled to vote.

Any such provision could prevent our shareholders from receiving the benefit from any premium to the market price of our common shares offered by a bidder in a takeover context.
Moreover, jurisdictions in which our subsidiaries are domiciled have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws apply to us and our subsidiaries, there can be no effective change in our control unless the person seeking to acquire control has filed a statement with the regulators and has obtained prior approval for the proposed change from such regulators. The usual measure for a presumptive change in control pursuant to these laws is the acquisition of 10% or more of the voting power of the insurance company or its parent, although this presumption is rebuttable. Consequently, a person may not acquire 10% or more of our common shares without the prior approval of insurance regulators in the state in which our subsidiaries are domiciled. For a discussion of Bermuda-specific restrictions, see “-Risks related to regulation of us and our operating subsidiaries-Bermuda and New Jersey insurance laws regarding the change of control of insurance companies may limit the acquisition of our shares.”
U.S. persons who own our shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.
The Bermuda Companies Act 1981, or the Companies Act, which applies to Watford Holdings, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act and our bye-laws which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.
Interested directors

Bermuda law provides that we cannot void any transaction we enter into in which a director has an interest, nor can such director be liable to us for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. Under Delaware law such transaction would not be voidable if:

•
the material facts as to such interested director’s relationship or interests were disclosed or were known to the board of directors and the board of directors had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•
such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction was fair to the corporation as of the time it was authorized, approved or ratified.
Under Delaware law, the interested director could be held liable for a transaction in which the director derived an improper personal benefit.
Shareholders’ suits
The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, a Bermuda court would consider acts that are alleged to constitute a fraud against the minority shareholders or acts requiring the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.
Indemnification of directors
We have adopted provisions in our bye-laws that provide that we shall indemnify our officers and directors in respect of their actions and omissions except in respect of fraud or dishonesty. In addition, pursuant to our bye-laws, our shareholders have agreed to waive any claim or right of action such shareholder may have, whether individually or by or in our right, against any director or officer on account of any action taken by such director or officer, or the failure of such director or officer to take any action in the performance of his or her duties with or for us or any of our subsidiaries; provided that such waiver does not extend to any matter in respect of any fraud or dishonesty in relation to us which may attach to such director or officer.
We may repurchase common shares without shareholder consent.
Under our bye-laws and subject to Bermuda law, if the board of directors determines, from time to time and at any time, that ownership of shares by any shareholders may result in any adverse tax, regulatory or legal consequence to us or any of our subsidiaries, then the board of directors may, in its absolute discretion, determine the extent to which it is necessary or advisable to require the sale by such shareholders in order to avoid or cure such violation or adverse consequences (the shares subject to such determination, the repurchase securities). If the board of directors has determined it is necessary or advisable to require the sale by such shareholders of such repurchase securities, it may provide written notice to the affected shareholders setting forth the amount and nature of the repurchase securities and the identity of the affected shareholders holding such repurchase securities. We have the option, but not the obligation, to elect to purchase all or part of the repurchase securities at the lower of (i) the price (as determined in the sole and absolute discretion of the board of directors) at which such repurchase securities were acquired by the applicable shareholder or (ii) the fair market value of the repurchase securities on the business day immediately prior to the date we send the repurchase notice.
We do not intend to pay dividends on our common shares and, consequently, the ability of our shareholders to achieve a return on their investments will depend on appreciation in the price of our common shares.
We do not intend to declare and pay dividends on our share capital for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, investors are not likely to receive any dividends on their common shares for the foreseeable future and the success of an investment in our common shares will depend upon any future appreciation in their value. There is no guarantee that our common shares will appreciate in value or even maintain the price at which our shareholders have purchased their shares.
We are an “emerging growth company” and any decision on our part to comply with certain reduced disclosure and other requirements applicable to emerging growth companies could make our common shares less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012 and, for as long as we continue to be an emerging growth company, we expect to take advantage of exemptions from various reporting and other requirements applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
We expect to remain an emerging growth company until the earliest of (i) the last day of our fiscal year following the fifth anniversary of the listing of our common shares on the Nasdaq Global Select Market; (ii) the last day of our fiscal year in which we have annual gross revenue of $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (b) have been required to file annual, quarterly and current reports under the Exchange Act for a period of at least 12 calendar months and (c) have filed at least one annual report pursuant to the Exchange Act. As a result, we may qualify as an emerging growth company until as late as December 31, 2024.
We cannot predict whether investors will find our common shares less attractive if we choose to rely on one or more of these exemptions or if our decision to avail ourselves of the reduced requirements may make it more difficult for investors and securities analysts to evaluate our company. If some investors find our common shares less attractive as a result of our decision to utilize one or more of the exemptions available to us as an emerging growth company, there may be a less active trading market for our common shares and the market price of our common shares may be adversely affected.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our share price.
We are required to file annual, quarterly and other reports with the SEC. We are required to prepare and timely file financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements, under the listing standards of the Nasdaq Stock Market LLC and the Sarbanes-Oxley Act, which impose significant compliance costs and obligations upon us. Being a public company requires a significant commitment of resources and management oversight, which increases our operating costs, including as a result of our engagement of a third party to assist us in developing our internal audit function. Such requirements also place significant demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

•	prepare and file periodic reports, and distribute other shareholder communications, in compliance with the federal securities laws and the Nasdaq Stock Market rules;

•	maintain comprehensive compliance, investor relations and internal audit functions; and

•
evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

In particular, the Sarbanes-Oxley Act requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls commencing with our 2020 annual report. Likewise, once we cease to be an emerging growth company, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. As described above, we may qualify as an emerging growth company until as late as December 31, 2024. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common shares. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities.

Item 1B. Unresolved staff comments
None.

Item 2. Properties
Our headquarters is located in leased office space that we maintain at Waterloo House in Hamilton, Bermuda. This lease runs through September 2, 2023 and we have the option to renew it for up to an additional ten years. We also maintain an office for our U.S.-based insurance subsidiaries in Morristown, New Jersey. Our Gibraltar insurance subsidiary currently operates from a shared office arrangement. We believe this office space will be sufficient for us to conduct our operations for the foreseeable future.

Item 3. Legal proceedings
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of December 31, 2019, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 4. Mine safety disclosures
None.

Part II.
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Market information
Our common shares began trading on the Nasdaq Global Select Market on March 28, 2019 under the symbol “WTRE.” Prior to such time, there was no public market for our common shares.
Holders
As of February 20, 2020, the number of holders of record of our common shares was 53. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Dividend policy
We do not expect to declare or pay dividends on our common shares for the foreseeable future. We intend to retain all of our future earnings, if any, generated by our operations for the development and growth of our business.
Additionally, we are subject to Bermuda legal constraints that may affect our ability to pay dividends on our common shares and make other payments. Under the Bermuda Companies Act, we may not declare or pay a dividend if there are reasonable grounds for believing that we are, or would after the payment be, unable to pay our liabilities as they become due or that the realizable value of our assets would thereafter be less than the aggregate of our liabilities. We are also currently restricted in our ability to pay dividends pursuant to the terms of our existing indebtedness unless we meet certain conditions, financial and otherwise. In addition, certain of our subsidiaries are currently restricted in their ability to pay dividends to us pursuant to applicable insurance regulatory requirements. Any decision to pay dividends in the future will be made at the discretion of our board of directors and depends on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant.
Performance graph
Below is a graph which compares the cumulative total shareholder return on our common shares from March 28, 2019, the date on which our common shares commenced trading on the Nasdaq Global Select Market, through December 31, 2019, against the cumulative total return for the same period of (i) the S&P 500 Composite Stock Index and (ii) the S&P 500 Property & Casualty Insurance Index. The results are based on an assumed $100 invested on March 28, 2019. The share price performance presented below is not necessarily indicative of future results.

	Base Period
Company Name / Index	3/28/2019	12/31/2019
Watford Holdings Ltd.	$100.00	$93.19
S&P 500 Index	$100.00	$116.48
S&P 500 Property & Casualty Insurance Index	$100.00	$110.22
(1) The above graph assumes that the value of the investment was $100 on March 28, 2019.
(2) This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Securities authorized for issuance under equity compensation plans
Information about our equity compensation plans, as set forth in this report under Part II Item 12 “Security ownership of certain beneficial owners and management and related stockholder matters”, is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table summarizes our purchases of common shares for the 2019 fourth quarter:

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (1)
10/1/2019 - 10/31/2019	1,048,139	$27.64	1,048,139	$46,026
11/1/2019 - 11/30/2019	898,498	26.23	1,946,637	22,460
12/1/2019 - 12/31/2019	842,768	26.65	2,789,405	—
Total	2,789,405	$26.89	2,789,405	$—
(1) In the first quarter of 2020, our board of directors authorized a new share repurchase program, under which we may repurchase up to $50 million of our common shares.

Item 6. Selected financial data
The tables below present summary financial and operating data as of and for the periods indicated. The following information is only a summary and should be read in conjunction with Part II, Item 7, “Management’s discussion and analysis of financial condition and Results of operations” and our consolidated financial statements and the accompanying notes, included in Part II, Item 8, “Consolidated financial statements” of this report.
The consolidated balance sheet data as of December 31, 2019 and 2018, and the consolidated income statement for the years ended December 31, 2019, 2018 and 2017, have been derived from our audited consolidated financial statements included in this report. The consolidated balance sheet data as of December 31, 2017, 2016 and 2015, and the consolidated income statement data for the years ended December 31, 2016 and 2015, are derived from our audited financial statements that are not included in this report.
Our historical results are not necessarily indicative of the results that may be expected for any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands except per share data)
Selected statement of operations data:
Gross premiums written	$754,881	$735,015	$600,304	$535,094	$488,899
Net premiums written	532,862	604,175	553,117	513,788	465,959
Net premiums earned	556,690	578,862	531,726	467,970	397,852
Net interest income	116,211	107,533	86,523	89,818	72,858
Net investment income (loss)	128,263	(6,349)	72,738	146,396	(8,479)
Total revenues	687,365	575,235	607,644	618,112	393,841
Net income (loss) before preferred dividends	62,541	(34,883)	10,741	146,734	(14,065)
Preferred dividends	(13,632)	(19,633)	(19,633)	(19,634)	(19,633)
Accelerated amortization of costs related to the redemption of preference shares	(4,164)	—	—	—	—
Net income (loss) available to common shareholders	$44,745	$(54,516)	$(8,892)	$127,100	$(33,698)
Other data:
Underwriting income (loss) (1)	$(54,076)	$(25,840)	$(66,576)	$(8,300)	$(8,177)
Adjusted underwriting income (loss) (2)	(40,852)	(19,009)	(59,745)	(1,624)	(2,418)

Net interest income yield on average net assets (3)	5.4%	5.4%	4.9%	6.3%	6.3%
Non-investment grade portfolio (3)	6.8%	7.0%	6.3%	8.5%	7.2%
Investment grade portfolio (3)	2.5%	1.9%	1.1%	0.4%	—%

Net investment income return on average net assets (3)	6.0%	(0.3)%	4.1%	10.3%	(0.7)%
Non-investment grade portfolio (3)	6.8%	(0.2)%	5.8%	14.2%	(0.8)%
Investment grade portfolio (3)	3.9%	0.9%	(0.1)%	(0.4)%	—%

Net investment income return on average total investments (4)	4.6%	(0.2)%	3.2%	8.0%	(0.6)%
Non-investment grade portfolio (4)	5.7%	(0.1)%	4.5%	10.2%	(0.7)%
Investment grade portfolio (4)	3.9%	0.9%	(0.1)%	(0.4)%	—%

Earnings (loss) per diluted common share (5)	$2.00	$(2.40)	$(0.39)	$5.60	$(1.49)
Return on average equity (6)	4.8%	(5.7)%	(0.9)%	14.3%	(3.9)%
(1) Underwriting income (loss) is a non-U.S. GAAP financial measure and is calculated as net premiums earned, less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses. Refer to Part II, Item 7 “-Management’s discussion and analysis of financial condition and results of operations-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of underwriting income (loss) to net income (loss) available to common shareholders.
(2) Adjusted underwriting income (loss) is a non-U.S. GAAP financial measure and is calculated as underwriting income (loss), plus other underwriting income (loss) and excluding certain corporate expenses. Refer to Part II Item 7 “Management’s discussion and analysis of financial condition and results of operations-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of adjusted underwriting income to underwriting income (loss).
(3) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the twelve-month period, average net assets is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss) or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to Part II Item 7 “Management’s discussion and analysis of financial condition and results of operations-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(4) Net investment income return on average total investments is calculated by dividing net investment income by average total investments per the balance sheet. For the twelve-month period, average total investments is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments.
(5) Earnings (loss) per diluted common share is based on the weighted average number of diluted common shares outstanding during the period. The weighted average number of diluted common shares excludes shares issuable upon the exercise of the warrants currently held by Arch and HPS. These warrants are exercisable at any time following the listing of our common shares on the Nasdaq Global Select Market for an aggregate of 975,503 and 729,188 common shares, respectively. The exercise price of the warrants is determined at the date of exercise based on a formula that is premised on investors in our original private placement achieving a target return of 15%; as of December 31, 2019, the exercise price was $89.63 per share. The warrants expire on March 25, 2020.
(6) Return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. For the twelve-month period, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period.

	December 31,
	2019	2018	2017	2016	2015
	($ in thousands except share and per share data)
Selected balance sheet data:
Total investments	$2,709,137	$2,738,367	$2,496,215	$1,923,549	$1,682,731
Net assets (1)	2,170,726	2,019,348	1,924,809	1,606,952	1,237,152
Premiums receivable	273,657	227,301	177,492	189,911	162,263
Cash and cash equivalents	102,437	63,529	54,503	74,893	108,550
Total Assets	3,550,856	3,372,856	3,014,583	2,382,750	2,122,438
Reserves for losses and loss adjustment expenses	1,263,628	1,032,760	798,262	510,809	290,997
Unearned premiums	438,907	390,114	330,644	293,480	249,980
Revolving credit agreement borrowings	484,287	693,917	549,165	258,861	435,278
Senior notes	172,418	—	—	—	—
Total liabilities	2,626,198	2,262,256	1,846,079	1,205,126	1,072,208
Contingently redeemable preferred shares	52,305	220,992	220,622	220,253	219,882
Total shareholders’ equity	872,353	889,608	947,882	957,371	830,348
Book value per share data:
Book value per diluted common share (2)	$43.49	$39.22	$41.79	$42.21	$36.61
Growth in book value per diluted common share (2)	10.9%	(6.1)%	(1.0)%	15.3%	(3.9)%
Common shares outstanding - diluted (3)	20,058,757	22,682,875	22,682,875	22,682,875	22,682,875
(1) Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short.
(2) Book value per diluted common share is calculated by dividing total shareholders’ equity by the number of diluted common shares outstanding at the end of each reporting period. Growth in book value per diluted common share is calculated as the percentage change in value of beginning and ending book value per diluted common share over the reporting period.
(3) Diluted common shares outstanding includes 82,360 non-vested restricted share units and common shares granted to certain employees.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Underwriting and other ratios:
Loss ratio (1)	81.4%	76.2%	82.1%	68.7%	69.8%
Acquisition expense ratio (2)	22.8%	24.4%	26.5%	29.2%	29.3%
General and administrative expense ratio (3)	5.5%	3.9%	4.0%	3.8%	3.0%
Combined ratio (4)	109.7%	104.5%	112.6%	101.7%	102.1%

Adjusted loss ratio (5)	81.0%	75.9%	81.6%	68.2%	69.0%
Adjusted acquisition expense ratio (5)	22.7%	24.3%	26.3%	29.0%	28.9%
Adjusted general and administrative expense ratio (5)	3.6%	3.1%	3.3%	3.2%	2.6%
Adjusted combined ratio (5)	107.3%	103.3%	111.2%	100.4%	100.5%
(1) Loss ratio is calculated by dividing loss and loss adjustment expenses by net premiums earned.
(2) Acquisition expense ratio is calculated by dividing acquisition expenses by net premiums earned.
(3) General and administrative expense ratio is calculated by dividing general and administrative expenses by net premiums earned.
(4) Combined ratio is calculated by dividing the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses by net premiums earned, or equivalently, by adding the loss ratio, acquisition expense ratio and general and administrative expense ratio.
(5) Adjusted combined ratio is a non-U.S. GAAP financial measure and is calculated by dividing the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses, excluding the effects of certain corporate expenses, by the sum of net premiums earned and other underwriting income (loss). Adjusted loss ratio, adjusted acquisition expense ratio and adjusted general and administrative expense ratio are components of our adjusted combined ratio. Adjusted loss ratio is calculated by dividing loss and loss adjustment expenses by the sum of net premiums earned and other underwriting income (loss). Adjusted acquisition expense ratio is calculated by dividing acquisition expenses by the sum of net premiums earned and other underwriting income (loss). Adjusted general and administrative expense ratio is calculated by dividing general and administrative expenses, excluding the effects of certain corporate expenses, by the sum of net premiums earned and other underwriting income (loss). Refer to Part II, Item 7 “Management’s discussion and analysis of financial condition and results of operations-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of our adjusted combined ratio to our combined ratio, as well as related reconciliations of our adjusted loss ratio, adjusted acquisition expense ratio and adjusted general and administrative expense ratio to our loss ratio, acquisition expense ratio and general and administrative expense ratio, respectively.

Item 7. Management’s discussion and analysis of financial condition and results of operations
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements, which involve inherent risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. These statements are based on our current assessment of risks and uncertainties. Actual results may differ materially from those expressed or implied in these statements and, therefore, undue reliance should not be placed on them. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed elsewhere in this report, including the sections entitled “Cautionary note regarding forward-looking statements” and Part I Item 1A “Risk factors.”
This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in Part II Item 8 “Consolidated financial statements” of this report. Tabular amounts are in U.S. dollars in thousands, except share amounts, unless otherwise noted.
Overview
We are a global property and casualty, or P&C, insurance and reinsurance company with approximately $1.1 billion in capital as of December 31, 2019, comprised of $172.4 million of senior notes, $52.3 million of contingently redeemable preference shares and $872.4 million of common shareholders’ equity. Through operations in Bermuda, the United States and Europe, we write insurance and reinsurance on a worldwide basis. Our objective is to deliver attractive returns to shareholders by combining disciplined underwriting with superior investment management. Our strategy combines a diversified, casualty-focused underwriting portfolio, accessed through our multi-year, renewable strategic underwriting management relationship with Arch, with a disciplined investment strategy comprised primarily of non-investment grade corporate credit assets, managed by HPS. In addition, we have a services arrangement with AIM and other investment managers to manage our investment grade portfolio.
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

We also see opportunities on the reinsurance side in general liability, commercial auto liability and other casualty lines. During 2019, we bound a large, three-year, casualty reinsurance excess of loss contract in which Arch also has a significant participation. Our current portfolio has concentrations in general liability, professional liability, multiline, workers compensation and motor product lines through reinsurance of third-party cedants and retrocessions of Arch. We continue to deploy resources opportunistically in product lines that meet our risk and return profile.
Our insurance underwriting platforms in the United States and Europe continue to grow with higher premiums written in 2019.
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
The table below shows the key performance indicators for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands, except percentages and share amounts)
Key underwriting metrics:
Underwriting income (loss)	$(54,076)	$(25,840)	$(66,576)
Combined ratio	109.7%	104.5%	112.6%
Adjusted underwriting income (loss)	$(40,852)	$(19,009)	$(59,745)
Adjusted combined ratio	107.3%	103.3%	111.2%
Key investment return metrics:
Net interest income	$116,211	$107,533	$86,523
Net interest income yield on average net assets (1)	5.4%	5.4%	4.9%
Non-investment grade portfolio (1)	6.8%	7.0%	6.3%
Investment grade portfolio (1)	2.5%	1.9%	1.1%
Net investment income (loss)	$128,263	$(6,349)	$72,738
Net investment income return on average net assets (1)	6.0%	(0.3)%	4.1%
Non-investment grade portfolio (1)	6.8%	(0.2)%	5.8%
Investment grade portfolio (1)	3.9%	0.9%	(0.1)%
Net investment income return on average total investments (2)	4.6%	(0.2)%	3.2%
Non-investment grade portfolio (2)	5.7%	(0.1)%	4.5%
Investment grade portfolio (2)	3.9%	0.9%	(0.1)%
Key shareholders’ value creation metrics:
Book value per diluted common share (3)	$43.49	$39.22	$41.79
Growth in book value per diluted share (3)	10.9%	(6.1)%	(1.0)%
Return on average equity (4)	4.8%	(5.7)%	(0.9)%
(1) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the twelve-month period, average net assets is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments. For the twelve-month period, average total investments is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments.
(3) Book value per diluted common share is calculated by dividing total shareholders’ equity by the number of diluted common shares outstanding at the end of each reporting period. Growth in book value per diluted common share is calculated as the percentage change in value of beginning and ending book value per diluted common share over the reporting period.
(4) Return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. For the twelve-month period, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period.

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
Growth in book value per diluted common share
Book value per diluted common share is calculated by dividing total shareholders’ equity by the number of diluted common shares outstanding at the end of each reporting period. We calculate growth in book value per diluted common share as the percentage change in value of beginning and ending book value per diluted share over the reporting period. Book value per diluted common share is impacted by, among other factors, our underwriting results, our investment returns and our share repurchase activity, which has an accretive or dilutive impact on book value per diluted common share depending on the purchase price.
We measure our long-term financial success by our ability to compound growth in book value per diluted common share at an attractive rate of return. We believe that long-term growth in book value per diluted common share is the most comprehensive measure of our success because it includes all underwriting, operating and investing results.

Return on average equity
Return on average equity is net income (loss) expressed as a percentage of average total shareholders’ equity during the period and is used to measure profitability. Our goal is to generate an attractive long-term return on our common shareholders’ equity.
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
We have also engaged HPS to manage a portion of our investment grade portfolio as a recently-created separate managed account. We will pay HPS a management fee equal to 0.60% per annum on the assets in the separate managed account. We also pay AIM monthly asset management fees related to the assets it manages for us. We are not obligated to pay performance fees to any of the Investment Managers managing our investment grade portfolios. We include the HPS non-investment grade portfolio base management fee and the AIM investment grade portfolio management fee in “investment management fees - related parties” in our consolidated statement of income, and as management fees are accrued and paid to HPS in connection with its management of a portion of our investment grade portfolio, we will include such fees therein as well. We include interest and other expenses on borrowings in “borrowing and miscellaneous other investment expenses” in our consolidated statement of income. The HPS non-investment grade portfolio performance fee, if applicable, is shown on a separate line in our consolidated statement of income.
Interest expense consists of interest incurred on the $175.0 million aggregate principal amount of 6.5% senior notes due July 2, 2029, or the senior notes, that we issued on July 2, 2019. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020.
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
Recent developments
In December 2019, we entered into an agreement to acquire Axeria IARD, a P&C insurance company based in France. The completion of this acquisition is subject to regulatory approval and other customary closing conditions, and is expected to close in the second quarter of 2020. If this pending acquisition is consummated, consistent with our business model, our strategy will be to work closely with Arch to enable Axeria IARD to grow its existing business in France as well as to develop new insurance opportunities throughout the European Union.
During 2019, we fully utilized our previously announced $75 million share repurchase program. In the first quarter of 2020, our board of directors has authorized an additional share repurchase program under which we may repurchase up to $50 million of our common shares from time to time in open market or privately negotiated transactions.
On February 27, 2020 we announced that John Rathgeber will retire as Chief Executive Officer on March 31, 2020. Mr. Rathgeber will remain a member of Watford’s board of directors and serve as a senior advisor to the Company. Mr. Rathgeber will be succeeded by Jonathan D. Levy, who currently serves as President of Watford Re.

Consolidated results
The following table summarizes our results of operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	($ in thousands)
Gross premiums written	$754,881	2.7%	$735,015	22.4%	$600,304
Gross premiums ceded	(222,019)		(130,840)		(47,187)
Net premiums written	532,862	(11.8)%	604,175	9.2%	553,117
Net premiums earned	556,690	(3.8)%	578,862	8.9%	531,726
Loss and loss adjustment expenses	(453,135)		(441,255)		(436,402)
Acquisition expenses	(126,788)		(141,136)		(140,726)
General and administrative expenses (1)	(30,843)		(22,311)		(21,174)
Underwriting income (loss) (2)	(54,076)	(109.3)%	(25,840)	61.2%	(66,576)
Other underwriting income (loss)	2,412		2,722		3,180
Interest income	163,888		152,916		125,463
Investment management fees - related parties	(18,392)		(17,006)		(21,451)
Borrowing and miscellaneous other investment expenses	(29,285)		(28,377)		(17,489)
Net interest income	116,211		107,533		86,523
Realized and unrealized gain (loss) on investments	24,243		(113,834)		1,120
Investment performance fees - related parties	(12,191)		(48)		(14,905)
Net investment income (loss)	128,263	N.M.	(6,349)	(108.7)%	72,738
Interest expense	(5,791)		—		—
Net foreign exchange gains (losses)	(8,247)		3,611		1,420
Non-recurring direct listing expenses	—		(9,000)		—
Income tax expense	(20)		(27)		(21)
Net income (loss) before preference dividends and redemption costs	62,541		(34,883)		10,741
Preference dividends	(13,632)		(19,633)		(19,633)
Accelerated amortization of costs related to the redemption of preference shares	(4,164)		—		—
Net income (loss) available to common shareholders	$44,745	(182.1)%	$(54,516)	N.M.	$(8,892)
N.M. - Percentage change is not meaningful.

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	($ in thousands)
Loss ratio	81.4%	5.2%	76.2%	(5.9)%	82.1%
Acquisition expense ratio	22.8%	(1.6)%	24.4%	(2.1)%	26.5%
General & administrative expense ratio	5.5%	1.6%	3.9%	(0.1)%	4.0%
Combined ratio	109.7%	5.2%	104.5%	(8.1)%	112.6%

Adjusted underwriting income (loss)(2)	$(40,852)		$(19,009)		$(59,745)
Adjusted combined ratio (2)	107.3%	4.0%	103.3%	(7.9)%	111.2%
Return on average equity (3)	4.8%		(5.7)%		(0.9)%
(1) General and administrative expenses include certain corporate expenses. Refer to “-Reconciliation of non-U.S. GAAP financial measures-Reconciliation of the adjusted combined ratio,” for a discussion of these certain corporate expenses.
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
(3) Return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. For the twelve-month period, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period.
Results for the year ended December 31, 2019 versus 2018:
Net income attributable to common shareholders was $44.7 million for the year ended December 31, 2019, compared to a net loss of $54.5 million for the year ended December 31, 2018. The net income increase over the prior year was driven by an increase in net investment income, offset in part by an increased underwriting loss.
During the year ended December 31, 2019, net investment income increased by $134.6 million, to $128.3 million. The increase in net investment income was primarily due to net realized and unrealized gains of $24.2 million, compared to net realized and unrealized losses of $113.8 million in 2018. In addition, net interest income increased to $116.2 million from $107.5 million in 2018.
The underwriting loss of $54.1 million for the year ended December 31, 2019 was primarily the result of increased loss and loss adjustment expenses.
The loss ratio for the year ended December 31, 2019 was 81.4%, 5.2 points higher than the prior year. The results for the year ended December 31, 2019 were impacted by 4.3 points of net unfavorable loss reserve development, while loss development in the prior year was essentially flat.
The acquisition expense ratio for the year ended December 31, 2019 was 22.8%, 1.6 points lower than the prior year. The decrease in the acquisition expense ratio reflects changes in the mix and type of business.
The general and administrative expense ratio for the year ended December 31, 2019 was 5.5%, 1.6 points higher than the prior year. The increase reflects ongoing public company expenses, including certain accelerated long-term incentive compensation expenses incurred in the 2019 second quarter.
Results for the year ended December 31, 2018 versus 2017:
The net loss attributable to common shareholders was $54.5 million for the year ended December 31, 2018, compared to a net loss of $8.9 million for the year ended December 31, 2017. The 2018 net loss was driven by a decrease in net investment income and non-recurring direct listing expenses of $9.0 million related to legal, advisory and accounting expenses associated with the initial listing of our common shares on the Nasdaq Global Select Market, offset in part by an improved underwriting result. During 2018, net investment income decreased by $79.1 million, to a loss of $6.3 million. The net investment loss was primarily due to an increase in net realized and unrealized losses of $115.0 million, compared to 2017. The 2018 investment loss was driven by the impact of widening credit spreads and rising interest rates on the market value of our investment portfolio, resulting in net unrealized losses of $109.0 million. Importantly, 2018 net interest income, which is a primary driver of long-term book value growth, increased 24.0%, from $86.5 million in 2017 to $107.5 million.
The 2018 underwriting loss of $25.8 million was primarily the result of $19.0 million of property catastrophe losses due to the California wildfires, Hurricanes Michael and Florence, Typhoon Jebi, and other 2018 global catastrophe events.
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

Gross premiums written
Gross premiums written for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$279,967	37.1%	$274,661	37.4%	$284,481	47.4%
Other specialty reinsurance	119,518	15.8%	196,170	26.7%	169,100	28.2%
Property catastrophe reinsurance	16,226	2.1%	10,424	1.4%	12,740	2.1%
Insurance programs and coinsurance	339,170	45.0%	253,760	34.5%	133,983	22.3%
Total	$754,881	100.0%	$735,015	100.0%	$600,304	100.0%

Results for the year ended December 31, 2019 versus 2018:
Gross premiums written were $754.9 million for the year ended December 31, 2019 compared to $735.0 million for the year ended December 31, 2018, an increase of $19.9 million, or 2.7%. The 2019 results included the binding of an $81.1 million multi-year excess of loss contract within casualty, for which all of the written premium for the three-year term was booked in 2019. When these multi-year contract premiums are annualized, gross premiums written decreased 4.7%.
Our casualty reinsurance gross premiums increased due to the large multi-year excess of loss contract written during 2019 as discussed above. When these multi-year contract premiums are annualized, casualty gross premiums written decreased 17.8%. The decrease was driven by the 2019 first quarter non-renewal of one multi-line quota share contract as well as the continued impact of gradually reduced participations over time on one cedant’s professional liability reinsurance program.
Other specialty reinsurance gross premiums were down primarily due to the 2019 first quarter non-renewal of one motor quota share contract and a reduction in one large client’s underlying exposure ceded at this year’s renewal. Separately, the 2018 first quarter included the renewal of a $24.0 million multi-year contract, in which all of the written premium for the 3-year term was booked that quarter with no comparable written premium in 2019.
The growth in our insurance programs and coinsurance line of business was driven by the continued expansion of our U.S. and European platforms. During the year ended December 31, 2019, WICE increased its gross premiums written by $33.3 million, or 18.3%, to $215.0 million. The increase in gross premiums written primarily related to increases in U.K. and European motor writings. In addition, during the year ended December 31, 2019, WSIC and WIC collectively grew their insurance programs’ gross premiums written by $52.1 million, or 72.3%, to $124.2 million.
Results for the year ended December 31, 2018 versus 2017:
Gross premiums written were $735.0 million for the year ended December 31, 2018 compared to $600.3 million for the year ended December 31, 2017, an increase of $134.7 million, or 22.4%. Our 2018 premium growth was primarily due to the continued expansion of our U.S. and European insurance programs and coinsurance, while our reinsurance portfolio grew 3.2%. Within reinsurance, we grew our other specialty business by 16.0% and reduced our casualty business by 3.5%, which was reflective of our view of the relative market opportunities. During 2018, WICE grew its insurance gross premiums written by $66.1 million, or 57.2%, to $181.7 million. In addition, during 2018, WSIC and WIC collectively grew their insurance programs’ gross premiums written by $53.7 million, or 291%, to $72.1 million.
Premiums ceded
Premiums ceded were $222.0 million for the year ended December 31, 2019, compared to $130.8 million and $47.2 million for the years ended December 31, 2018 and 2017, respectively. The 2019 increase in premiums ceded primarily related to the binding of a 3-year $81.1 million casualty reinsurance excess of loss contract written during the 2019 third quarter, of which a significant portion was ceded to Arch to match our risk tolerances. In addition, premiums ceded increased due to the fact that, as WICE, WSIC and WIC have collectively grown their insurance gross premiums written, the outward ceded premiums have grown proportionately.

Net premiums written
Net premiums written for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$225,758	42.4%	$273,048	45.2%	$281,783	50.9%
Other specialty reinsurance	114,876	21.6%	181,096	30.0%	155,666	28.1%
Property catastrophe reinsurance	15,517	2.9%	10,193	1.7%	12,455	2.3%
Insurance programs and coinsurance	176,711	33.1%	139,838	23.1%	103,213	18.7%
Total	$532,862	100.0%	$604,175	100.0%	$553,117	100.0%
Results for the year ended December 31, 2019 versus 2018:
Net premiums written were $532.9 million for the year ended December 31, 2019 compared to $604.2 million for the year ended December 31, 2018, a decrease of $71.3 million or 11.8%. The 2019 decrease in net premium written was driven by reductions within casualty and other specialty reinsurance, consistent with the reduction in gross premium written across these lines. This decrease was partially offset by the continued expansion of our U.S. and European insurance programs and coinsurance, which grew 26.4%.
Results for the year ended December 31, 2018 versus 2017:
Net premiums written were $604.2 million for the year ended December 31, 2018 compared to $553.1 million for the year ended December 31, 2017, an increase of $51.1 million or 9.2%. Our 2018 premium growth was primarily due to the continued expansion of our U.S. and European insurance programs and coinsurance while our reinsurance portfolio grew 3.2%. Within reinsurance, we grew our other specialty business by 16.3% and reduced our casualty business by 3.1%, which was reflective of our view of the relative market opportunities. During 2018, WSIC and WIC collectively grew their insurance programs’ net premiums written by $36.5 million or 310% to $48.2 million.
Net premiums earned
Net premiums earned for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$238,437	42.8%	$278,656	48.1%	$308,526	57.9%
Other specialty reinsurance	149,688	26.9%	162,691	28.1%	134,855	25.4%
Property catastrophe reinsurance	13,399	2.4%	10,998	1.9%	12,690	2.4%
Insurance programs and coinsurance	155,166	27.9%	126,517	21.9%	75,655	14.2%
Total	$556,690	100.0%	$578,862	100.0%	$531,726	100.0%
Results for the year ended December 31, 2019 versus 2018:
Net premiums earned were $556.7 million for the year ended December 31, 2019 compared to $578.9 million for the year ended December 31, 2018, a decrease of $22.2 million or 3.8%. The decrease in net premiums earned was primarily due to the 2019 non-renewal of one multi-line quota share contract and the continued impact of reduced participations over time on one cedant’s professional liability contract. Reductions in earned premium were offset in part by the growth of the WSIC and WIC platforms.
Results for the year ended December 31, 2018 versus 2017:
Net premiums earned were $578.9 million for the year ended December 31, 2018, compared to $531.7 million for the year ended December 31, 2017, an increase of $47.1 million, or 8.9%, over the prior year. The growth in the 2018 earned premium was due to the aggregate effect of earned premium recognition relating to net premiums written in 2018 and prior periods, as well as the growth of the WICE, WSIC and WIC platforms.
Loss ratio
The following table shows the components of our loss and loss adjustment expenses for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums
	($ in thousands)
Current year	$429,322	77.1%	$443,482	76.6%	$399,530	75.2%
Prior year development (favorable)/adverse	23,813	4.3%	(2,227)	(0.4)%	36,872	6.9%
Loss and loss adjustment expenses	$453,135	81.4%	$441,255	76.2%	$436,402	82.1%
Results for the year ended December 31, 2019 versus 2018:
Our loss ratio was 81.4% for the year ended December 31, 2019, compared to 76.2% for the year ended December 31, 2018, an increase of 5.2 points. The increase was driven by prior year loss reserve strengthening of $23.8 million in response to higher than projected reported losses, primarily in U.S. casualty reinsurance, and also certain casualty exposures where greater severity of losses are expected.
Results for the year ended December 31, 2018 versus 2017:
Our loss ratio was 76.2% for the year ended December 31, 2018, compared to 82.1% for the year ended December 31, 2017. The 2018 loss ratio was impacted by $19.0 million of property catastrophe losses primarily related to the 2018 California wildfires, Hurricanes Michael and Florence, and Typhoon Jebi versus $33.2 million of property catastrophe losses in 2017 emanating primarily from Hurricanes Harvey, Irma and Maria and the 2017 California wildfires.
The 2018 loss ratio benefited from net favorable prior year loss reserve development of $2.2 million primarily driven by property catastrophe and other specialty lines of business. This contrasts with $36.9 million of net unfavorable loss reserve development in 2017.
Refer to Note 5, “Reserve for losses and loss adjustment expenses” to our consolidated financial statements in Part II Item 8 of this report for more information about our prior year reserve development.
Acquisition expense ratio
Results for the year ended December 31, 2019 versus 2018:

Our acquisition expense ratio was 22.8% for the year ended December 31, 2019, a reduction of 1.6 points from the year ended December 31, 2018. The lower acquisition expense ratio was largely driven by an increased proportion of insurance net premiums earned.
Results for the year ended December 31, 2018 versus 2017:
Our acquisition expense ratio was 24.4% for the year ended December 31, 2018, a reduction of 2.1 points from the prior year ended December 31, 2017. The lower acquisition expense ratio was largely driven by an increased percentage of insurance net premiums earned and a greater percentage of premiums earned on certain contracts with higher loss ratios and corresponding lower acquisition expenses.
General and administrative expense ratio
Results for the year ended December 31, 2019 versus 2018:
Our general and administrative expense ratio was 5.5% for the year ended December 31, 2019, compared to 3.9% for the year ended December 31, 2018. The 1.6 point increase reflected ongoing public company expenses, including certain accelerated long-term incentive compensation expenses incurred in the 2019 second quarter.
Results for the year ended December 31, 2018 versus 2017:
Our general and administrative expense ratio was 3.9% for the year ended December 31, 2018, compared to 4.0% for the year ended December 31, 2017. While the general and administrative expense ratio remained consistent with the prior year, increases in expenses reimbursable to Arch and professional fees were offset by a reduction in fees pertaining to letters of credit outstanding. Starting mid-2017, we altered our strategy for meeting collateral requirements by posting collateral into trusts more frequently than utilizing letters of credit, and therefore the amount of letters of credit outstanding decreased.
Combined ratio
Results for the year ended December 31, 2019 versus 2018:
Our combined ratio was 109.7% for the year ended December 31, 2019, compared to 104.5% for the year ended December 31, 2018, an increase of 5.2 points. During 2019, there was a 5.2 point increase in the loss ratio, a 1.6 point increase in the general and administrative expense ratio, offset in part by a 1.6 point decrease in acquisition expense ratio versus the prior year, as described above.
Results for the year ended December 31, 2018 versus 2017:
Our combined ratio was 104.5% for the year ended December 31, 2018, compared to 112.6% for the year ended December 31, 2017. In 2018, there was a 5.9 point decrease in the loss ratio and a 2.1 point decrease in acquisition expense ratio versus the prior year, as described above.

Investing results
The following table summarizes the components of total investment income:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Interest income	$163,888	$152,916	$125,463
Investment management fees - related parties	(18,392)	(17,006)	(21,451)
Borrowing and miscellaneous other investment expenses	(29,285)	(28,377)	(17,489)
Net interest income	116,211	107,533	86,523
Net realized gains (losses) on investments	(7,948)	(4,788)	722
Net unrealized gains (losses) on investments	32,191	(109,046)	398
Investment performance fees - related parties	(12,191)	(48)	(14,905)
Net investment income (loss)	128,263	(6,349)	72,738

Net interest income yield on average net assets (1)	5.4%	5.4%	4.9%
Non-investment grade portfolio (1)	6.8%	7.0%	6.3%
Investment grade portfolio (1)	2.5%	1.9%	1.1%

Net investment income return on average net assets (1)	6.0%	(0.3)%	4.1%
Non-investment grade portfolio (1)	6.8%	(0.2)%	5.8%
Investment grade portfolio (1)	3.9%	0.9%	(0.1)%

Net investment income return on average total investments (2)	4.6%	(0.2)%	3.2%
Non-investment grade portfolio (2)	5.7%	(0.1)%	4.5%
Investment grade portfolio (2)	3.9%	0.9%	(0.1)%
(1) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the twelve-month period, average net assets is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments. For the twelve-month period, average total investments is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments.
Results for the year ended December 31, 2019 versus 2018:
Net investment income was $128.3 million for the year ended December 31, 2019 compared to net investment loss of $6.3 million in the prior year, an increase of $134.6 million. For the year ended December 31, 2019, the net investment income return on average net assets was 6.0% as compared to (0.3)% for the prior year.
The net investment return for the year ended December 31, 2019 was driven by net interest income of $116.2 million, which increased 8.1% from the prior year. The net interest income increase over the prior year reflected the growth in average net invested assets. Additionally, net realized and unrealized gains of $24.2 million contributed to net investment income.
The non-investment grade portfolio net interest income yield for the year ended December 31, 2019 was 6.8%, down slightly from 7.0% in the prior year. The decrease in yield was driven by a decrease in the LIBOR rate and its impact on our floating rate assets, as well as less leverage deployed in 2019. Net realized and unrealized gains reported through the year ended December 31, 2019 totaled $11.6 million, compared to a loss of $105.4 million in the prior year. The net realized and unrealized gains reflect credit spread tightening through 2019.
The investment grade portfolio net interest income yield for the year ended December 31, 2019 was 2.5%, an increase from 1.9% in the prior year, reflecting reinvestments at higher yields in 2019 as well as a slight shift in our investment grade portfolio composition. In addition, the investment grade portfolio recognized $12.7 million of net realized and unrealized gains, compared to a loss of $8.5 million in the prior year. The net realized and unrealized gains largely related to interest rate movements in the respective years.
Results for the year ended December 31, 2018 versus 2017:
Net investment loss was $6.3 million for the year ended December 31, 2018 compared to net investment income of $72.7 million for the year ended December 31, 2017, a decrease of $79.1 million. The 2018 net investment income return on average net assets was (0.3)% as compared to 4.1% for the prior year.
In 2018, net interest income benefited from an increase in the average net assets. The 2018 net interest yield was 5.4% versus 4.9% in 2017, which was reflective of a change in the composition of our investment portfolios and a higher LIBOR reference rate for floating rate assets. The reduction in net investment income was driven by net unrealized losses of $109.0 million, primarily in the non-investment grade portfolio. Investment performance fees decreased by $14.9 million commensurate with our overall lower net investment income.
Non-recurring direct listing expense
During 2018, we expensed non-recurring direct listing costs of $9.0 million related to legal, advisory and accounting expenses associated with the initial listing of our common shares on the Nasdaq Global Select Market.

Growth in book value per diluted common share
Results for the year ended December 31, 2019 versus 2018:
Book value per diluted common share was $43.49 as of December 31, 2019, compared to $39.22 per share as of December 31, 2018, an increase of $4.27 or 10.9%. The increase was driven by net investment income of $128.3 million and other comprehensive income of $10.4 million offset in part by an underwriting loss of $54.1 million and $4.2 million of one-time expenses related to the redemption of a portion of our preference shares. In addition, the repurchase of 2.8 million common shares under our $75 million share repurchase program had an accretive impact on the book value per diluted common share of approximately 5%.
Results for the year ended December 31, 2018 versus 2017:
Book value per diluted common share was $39.22 as of December 31, 2018, compared to $41.79 per share as of December 31, 2017, a decrease of $2.57 or 6.1%. The reduction in diluted book value per share was driven by a net investment loss of $6.3 million, an underwriting loss of $25.8 million, and non-recurring direct listing expenses of $9.0 million incurred during the year.
Return on average equity
Results for the year ended December 31, 2019 versus 2018:
Our return on average equity was 4.8% for the year ended December 31, 2019, compared to (5.7)% for the year ended December 31, 2018. The increase in return on average equity was driven by net investment income of $128.3 million, offset in part by an underwriting loss of $54.1 million and $4.2 million of one-time expenses related to the redemption of our preference shares.
Results for the year ended December 31, 2018 versus 2017:
Our return on average equity was (5.7)% for the year ended December 31, 2018, compared to (0.9)% for the year ended December 31, 2017. The reduction in return on average equity was driven by a net investment loss of $6.3 million, an underwriting loss of $25.8 million, and non-recurring direct listing expenses of $9.0 million expensed during the year.
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
Reconciliation of underwriting income (loss) and adjusted underwriting income (loss)
Underwriting income (loss) reconciles to net income (loss) available to common shareholders, and adjusted underwriting income (loss) reconciles to underwriting income (loss) for the years ended December 31, 2019, 2018 and 2017 as follows:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Net income (loss) available to common shareholders	$44,745	$(54,516)	$(8,892)
Preference dividends	13,632	19,633	19,633
Accelerated amortization of costs related to the redemption of preference shares	4,164	—	—
Net income (loss) before dividends and redemption costs	62,541	(34,883)	10,741
Income tax expense	20	27	21
Interest expense	5,791	—	—
Net foreign exchange (gains) losses	8,247	(3,611)	(1,420)
Non-recurring direct listing expenses	—	9,000	—
Net investment (income) loss	(128,263)	6,349	(72,738)
Other underwriting (income) loss	(2,412)	(2,722)	(3,180)
Underwriting income (loss)	(54,076)	(25,840)	(66,576)
Certain corporate expenses	10,812	4,109	3,651
Other underwriting income (loss)	2,412	2,722	3,180
Adjusted underwriting income (loss)	$(40,852)	$(19,009)	$(59,745)

Reconciliation of the adjusted combined ratio
The adjusted combined ratio reconciles to the combined ratio for the years ended December 31, 2019, 2018 and 2017 as follows:

	Year Ended December 31,
	2019			2018			2017
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$453,135	$—	$453,135	$441,255	$—	$441,255	$436,402	$—	$436,402
Acquisition expenses	126,788	—	126,788	141,136	—	141,136	140,726	—	140,726
General & administrative expenses (1)	30,843	(10,812)	20,031	22,311	(4,109)	18,202	21,174	(3,651)	17,523
Net premiums earned (1)(2)	556,690	2,412	559,102	578,862	2,722	581,584	531,726	3,180	534,906

Loss ratio	81.4%			76.2%			82.1%
Acquisition expense ratio	22.8%			24.4%			26.5%
General & administrative expense ratio	5.5%			3.9%			4.0%
Combined ratio	109.7%			104.5%			112.6%
Adjusted loss ratio			81.0%			75.9%			81.6%
Adjusted acquisition expense ratio			22.7%			24.3%			26.3%
Adjusted general & administrative expense ratio			3.6%			3.1%			3.3%
Adjusted combined ratio			107.3%			103.3%			111.2%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

Reconciliation of the non-investment grade portfolio and investment grade portfolio components of our investment returns
The non-investment grade portfolio and the investment grade portfolio components of our investment returns for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31, 2019				Year Ended December 31, 2018				Year Ended December 31, 2017
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$139,280	$24,608	$—	$163,888	$135,847	$17,069	$—	$152,916	$118,263	$7,200	$—	$125,463
Investment management fees - related parties	(16,877)	(1,515)	—	(18,392)	(15,818)	(1,188)	—	(17,006)	(20,827)	(624)	—	(21,451)
Borrowing and miscellaneous other investment expenses	(15,047)	(983)	(13,255)	(29,285)	(16,994)	(375)	(11,008)	(28,377)	(14,816)	(287)	(2,386)	(17,489)
Net interest income	107,356	22,110	(13,255)	116,211	103,035	15,506	(11,008)	107,533	82,620	6,289	(2,386)	86,523
Net realized gains (losses) on investments	(13,147)	5,199	—	(7,948)	392	(5,180)	—	(4,788)	5,989	(5,267)	—	722
Net unrealized gains (losses) on investments (1)	24,729	7,462	—	32,191	(105,768)	(3,278)	—	(109,046)	2,029	(1,631)	—	398
Investment performance fees - related parties	(12,191)	—	—	(12,191)	(48)	—	—	(48)	(14,905)	—	—	(14,905)
Net investment income (loss)	$106,747	$34,771	$(13,255)	$128,263	$(2,389)	$7,048	$(11,008)	$(6,349)	$75,733	$(609)	$(2,386)	$72,738

Average total investments (2)	$1,872,835	$900,641	$—	$2,773,476	$1,851,650	$812,186	$—	$2,663,836	$1,701,162	$547,307	$—	$2,248,469
Average net assets (3)	$1,568,980	$900,069	$(325,527)	$2,143,522	$1,472,297	$814,154	$(287,765)	$1,998,686	$1,314,708	$548,797	$(91,407)	$1,772,098

Net interest income yield on average net assets (3)	6.8%	2.5%		5.4%	7.0%	1.9%		5.4%	6.3%	1.1%		4.9%
Net investment income return on average total investments (2)	5.7%	3.9%		4.6%	(0.1)%	0.9%		(0.2)%	4.5%	(0.1)%		3.2%
Net investment income return on average net assets (3)	6.8%	3.9%	(4.1)%	6.0%	(0.2)%	0.9%	(3.8)%	(0.3)%	5.8%	(0.1)%	(2.6)%	4.1%
(1) Net unrealized gains (losses) on investments excludes unrealized gains and losses from the available for sale portfolios, which are recorded in other comprehensive income.
(2) Net investment income return on average total investments is calculated by dividing net investment income by average total investments. For the twelve-month period, average total investments is calculated using the average of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income.
(3) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. For the non-investment grade component of investment returns and total investment returns, net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less total revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the twelve-month period, average net assets is calculated using the average of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation.
(4) The cost of underwriting collateral is calculated as the revolving credit agreement expenses for the investment grade portfolios divided by the average total revolving credit agreement borrowings for the investment grade portfolios during the period.

	As of December 31, 2019				As of December 31, 2018				As of December 31, 2017
	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total
	($ in thousands)
Average total investments	$1,872,835	$900,641	$—	$2,773,476	$1,851,650	$812,186	$—	$2,663,836	$1,701,162	$547,307	$—	$2,248,469
Average net assets	1,568,980	900,069	(325,527)	2,143,522	1,472,297	814,154	(287,765)	1,998,686	1,314,708	548,797	(91,407)	1,772,098

Total investments	$1,862,253	$846,884	$—	$2,709,137	$1,882,591	$855,776	$—	$2,738,367	$1,752,056	$744,159	$—	$2,496,215
Accrued Investment Income	9,679	4,346	—	14,025	15,000	4,461	—	19,461	15,034	3,227	—	18,261
Receivable for Securities Sold	16,275	13	—	16,288	23,820	687	—	24,507	36,355	19	—	36,374
Less: Payable for Securities Purchased	18,180	—	—	18,180	60,142	—	—	60,142	42,501	—	—	42,501
Less: Payable for Securities Sold Short	66,257	—	—	66,257	8,928	—	—	8,928	34,375	—	—	34,375
Less: Revolving credit agreement borrowings	155,537	—	328,750	484,287	386,430	—	307,487	693,917	295,749	—	253,416	549,165
Net assets	$1,648,233	$851,243	$(328,750)	$2,170,726	$1,465,911	$860,924	$(307,487)	$2,019,348	$1,430,820	$747,405	$(253,416)	$1,924,809
Non-investment grade borrowing ratio (1)	9.4%				26.4%				20.7%

Unrealized gains on investments	$38,057	$9,146	$—	$47,203	$15,635	$1,474	$—	$17,109	$45,430	$1,730	$—	$47,160
Unrealized losses on investments	(108,444)	(2,004)	—	(110,448)	(119,633)	(14,861)	—	(134,494)	(39,549)	(4,512)	—	(44,061)
Net unrealized gains (losses) on investments	$(70,387)	$7,142	$—	$(63,245)	$(103,998)	$(13,387)	$—	$(117,385)	$5,881	$(2,782)	$—	$3,099
(1) The non-investment grade borrowing ratio is calculated as revolving credit agreement borrowings divided by net assets.

Critical accounting policies, estimates and recent accounting pronouncements
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, and fair value measurements. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new company, like our company, are even more difficult to make than those made in a mature company since we have compiled relatively limited historical information through December 31, 2019. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.
Reserves for losses and loss adjustment expenses
We are required by applicable insurance laws and regulations and U.S. GAAP to establish reserves for losses and loss adjustment expenses, or “loss reserves,” that arise from the business we underwrite. Loss reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred at or before the balance sheet date. Loss reserves do not reflect contingency reserve allowances to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial. We do not currently discount our reserves for losses and loss adjustment expenses in our financial statement presentation.
Refer to Note 5, “Reserve for losses and loss adjustment expenses” and Note 6 - “Short duration contracts” in our consolidated financial statements in Part II, Item 8 of this report for more information.
As of December 31, 2019, we did not make any significant changes in our methodologies or assumptions as described above. Our loss reserves, net of unpaid losses and loss adjustment expenses recoverable from reinsurers by type were as follows:

	December 31,
	2019	2018
	($ in thousands)
Case Reserves	$501,071	$401,049
IBNR Reserves	597,008	550,444
Total net reserves	$1,098,079	$951,493

The loss reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2019	2018
	($ in thousands)
Casualty reinsurance	$758,737	$700,630
Other specialty reinsurance	165,683	134,203
Property catastrophe reinsurance	22,129	21,826
Insurance programs and coinsurance	151,530	94,834
Total net reserves	$1,098,079	$951,493
Potential variability in loss reserves
The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our loss reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2019 by line of business. The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2019, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2019, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our incurred but not reported, or IBNR, reserves, on a net basis and across all accident years.
Each of the impacts set forth in the tables is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our own historical data regarding variability is generally limited and actual variations may be greater or less than these amounts. It is also important to note that the variations are not meant to be a “best-case” or “worst-case” series of scenarios and, therefore, it is possible that future variations in our loss reserves may be more or less than the amounts set forth above.  While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

Development Pattern	Expected Loss Ratio
Increase (decrease) in loss reserves, net:	($ in thousands)
Casualty Reinsurance	10% Lower	Unchanged	10% Higher

6 Months Shorter	$(81,533)	$(31,788)	$10,104
Unchanged	(51,207)	—	48,498
6 Months Longer	3,337	55,432	114,530

Other Specialty Reinsurance	5% Lower	Unchanged	5% Higher

6 Months Shorter	$(12,158)	$(590)	$4,917
Unchanged	(4,069)	—	6,541
6 Months Longer	(1,647)	4,302	13,926

Property Catastrophe Reinsurance	5% Lower	Unchanged	5% Higher

6 Months Shorter	$(1,275)	$(690)	$(104)
Unchanged	(603)	—	603
6 Months Longer	595	1,226	1,856

Insurance and Coinsurance	5% Lower	Unchanged	5% Higher

6 Months Shorter	$(19,188)	$(387)	$9,008
Unchanged	(11,173)	—	10,747
6 Months Longer	(9,031)	2,138	16,594
Premium revenues and related expenses
Premiums written include amounts reported by brokers, ceding companies, program administrators and coinsurers supplemented by our own estimates of premiums where reports have not been received. Premiums written include estimates; such premium estimates are derived from multiple sources which include the historical experience of the underlying business, similar business and available industry information. The determination of premium estimates requires a review of our experience with ceding companies, familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each line of business, and management’s judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to us. On an ongoing basis, our underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account our historical experience with the brokers or ceding companies. In addition, reinsurance contracts under which we assume business generally contain specific provisions which allow us to perform audits of the ceding company to ensure compliance with the terms and conditions of the contract, including accurate and timely reporting of information. Based on a review of all available information, management establishes premium estimates where reports have not been received. Premium estimates are updated when new information is received and differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined. Premiums written are recorded based on the type of contracts we write. Insurance premiums written are generally recorded at the policy inception. Premiums on our excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, premiums are recorded as written based on the terms of the contract. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks incept and are based on information provided by the brokers and the ceding companies.
For multi-year reinsurance treaties which are payable in annual installments, generally, only the initial annual installment is included as premiums written at policy inception due to the ability of the reinsured to commute or cancel coverage during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.
Reinstatement premiums are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums, if obligatory, are fully earned when recognized. The accrual of reinstatement premiums is based on an estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described above in “Reserves for losses and loss adjustment expenses.”
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by line of business were as follows as of December 31, 2019:

	December 31, 2019
	Gross Amount	Acquisition Expenses	Net Amount
	($ in thousands)
Casualty reinsurance	$38,221	$(14,369)	$23,852
Other specialty reinsurance	33,505	(7,842)	25,663
Property catastrophe reinsurance	25	(4)	21
Insurance programs and coinsurance	25,433	(5,109)	20,324
Total	$97,184	$(27,324)	$69,860
Premium estimates are reviewed by management. Such review includes a comparison of actual reported premiums to expected ultimate premiums along with a review of the aging and collection of premium estimates. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the estimated premium may be fully or substantially earned.
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates as of December 31, 2019.
Reinsurance premiums assumed, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period. Insurance premiums are primarily earned on a pro rata basis over the terms of the policies, generally 12 months.

Certain of our contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses are recorded based upon the projected experience under such contracts.
Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. For retroactive contracts that meet the established criteria for reinsurance accounting, written premiums are fully earned and corresponding losses and loss expense are recognized at inception. The initial gain, if applicable, is deferred and amortized into income over an actuarially determined expected payout period. Any future loss is recognized immediately and charged against earnings. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method.
In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and, accordingly, we bifurcate the prospective and retrospective elements of these reinsurance contracts and account for each element separately. Underwriting income generated in connection with retroactive reinsurance contracts is deferred and amortized into income over the settlement period while losses are charged to income immediately. Subsequent changes in estimated or actual cash flows under such retroactive reinsurance contracts are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.
Unearned premiums represent the portion of premiums written that is related to the estimated unexpired risk under the policy or contract, as applicable. A portion of premium payments may be refundable if the insured cancels coverage. Premium refunds reduce premiums earned in the consolidated statements of income. Generally, only unearned premiums are refundable.
Acquisition expenses and other expenses related to our underwriting operations that vary with, and are directly related to, the successful acquisition or renewal of business are deferred and amortized over the period in which the premiums are earned. Deferred acquisition costs are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income.
In regard to unexpired policies and contracts, a premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses and unamortized acquisition costs exceed unearned premiums and anticipated investment income. A premium deficiency reserve is recorded by charging any unamortized acquisition costs to expenses to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No premium deficiency reserves were recorded by us as of December 31, 2019 and 2018.
Fair value measurements
Accounting guidance regarding fair value measurements addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP and provides a common definition of fair value to be used throughout GAAP. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. In addition, it establishes a three-level valuation hierarchy for the disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement (Level 1 being the highest priority and Level 3 being the lowest priority).

The determination of the existence of an active market for our investment assets is based on whether transactions for the financial instrument occur in such market with sufficient frequency and volume to provide reliable pricing information.
The independent pricing services we engage obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair value. In addition, pricing vendors use model processes, such as an option-adjusted spread model, to develop prepayment and interest rate scenarios. In certain circumstances, when fair values are unavailable from these independent pricing sources, quotes are obtained directly from broker-dealers who are active in the corresponding markets. When quoted prices are unavailable we use the best available pricing information, which in some cases, particularly for non-standard instruments, will be a modeled valuation provided by HPS. In such cases, HPS uses quantitative and qualitative assessments such as internally modeled values. The modeled values are based on comparisons to peer security and industry-specific market data. Any such valuations supplied by HPS are reviewed for reasonableness by our management.
We review our securities measured at fair value and discuss the proper classification of such investments with our Investment Managers and others. See Note 8 - “Fair value” to our consolidated financial statements in Part II, Item 8 of this report for a summary of our financial assets and liabilities measured at fair value as of December 31, 2019 by valuation hierarchy.
Recent accounting pronouncements
Refer to Note 2 - “Basis of presentation and significant accounting policies-Recent accounting pronouncements” to our consolidated financial statements in Part II, Item 8 of this report.
Financial condition, liquidity and capital resources
General
We are a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, we depend on our available cash resources, dividends or other distributions from subsidiaries to make payments, including the payment of interest on our senior notes, dividends on our preference shares and operating expenses we may incur. During the years ended December 31, 2019, 2018 and 2017, we received dividends of $13.4 million, $19.3 million and $19.3 million, respectively, from Watford Re, our Bermuda operating subsidiary.
The ability of our regulated operating subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Watford Re is required to maintain an enhanced capital requirement, or ECR, which must equal or exceed its minimum solvency margin (in other words, the amount by which the value of its general business assets must exceed its general business liabilities). Watford Re is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Watford Re is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with each of its ECR, minimum solvency margin and minimum liquidity ratio. In any financial year, Watford Re is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority, or the BMA, an affidavit attesting that a dividend would not cause Watford Re to fail to meet its relevant margins. As of December 31, 2019, as determined under Bermuda law, Watford Re had a statutory capital and surplus of $1.1 billion and was in compliance with its ECR, minimum solvency margin and minimum liquidity ratio.

Accordingly, Watford Re can pay dividends of up to $276.6 million to us during 2020 without the requirement of filing such an affidavit with the BMA. In addition, Watford Re is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements.
Our U.S. and Gibraltar insurance subsidiaries are subject to similar insurance laws and regulations in the jurisdictions in which they operate. The ability of these insurance subsidiaries to pay dividends or make distributions is also dependent on their ability to meet applicable regulatory standards.
Furthermore, the ability of our operating subsidiaries to pay dividends to us and to intermediate subsidiaries owned by us could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our operating subsidiaries. We believe that we have sufficient cash resources and available dividend capacity to service our indebtedness, pay required dividends on our preference shares and satisfy other current outstanding obligations.
Financial condition
Shareholders’ equity
2019 versus 2018: Total shareholders’ equity was $872.4 million as of December 31, 2019, compared to $889.6 million as of December 31, 2018, a decrease of $17.3 million or 1.9%.
The decrease in shareholders’ equity was primarily driven by underwriting loss of $54.1 million, preference dividends of $13.6 million, net foreign exchange losses of $8.2 million, an interest expense of $5.8 million and accelerated amortization of costs related to the redemption of preference shares of $4.2 million, offset in part by a net investment income of $128.3 million, other comprehensive income of $10.4 million and other underwriting income of $2.4 million In addition, the repurchase of 2.8 million common shares under our $75 million share repurchase program reduced shareholders’ equity by $75.1 million.

Investment portfolios
The table below summarizes the credit quality of our total investments as of December 31, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
December 31, 2019	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Term loan investments	$1,061,934	$—	$—	$—	$—	$9,617	$761,168	$215,909	$6,823	$2,119	$—	$66,298
Fixed maturities:
Corporate bonds	372,473	—	36,128	81,401	41,103	9,003	58,345	135,613	—	—	—	10,880
U.S. government and government agency bonds	285,609	—	285,609	—	—	—	—	—	—	—	—	—
Asset-backed securities	336,171	2,006	—	29,179	223,956	29,695	18,381	—	—	—	—	32,954
Mortgage-backed securities	32,456	—	—	1,100	23,650	976	—	—	—	—	2,497	4,233
Non-U.S. government and government agency bonds	133,409	—	132,460	—	949	—	—	—	—	—	—	—
Municipal government and government agency bonds	2,184	1,135	573	476	—	—	—	—	—	—	—	—
Total fixed income instruments	2,224,236	3,141	454,770	112,156	289,658	49,291	837,894	351,522	6,823	2,119	2,497	114,365
Short-term investments	329,303	25,783	136,842	34,903	115,155	—	—	8,359	—	—	—	8,261
Total fixed income instruments and short-term investments	2,553,539	28,924	591,612	147,059	404,813	49,291	837,894	359,881	6,823	2,119	2,497	122,626
Other Investments	30,461
Equities	125,137
Total	$2,709,137	$28,924	$591,612	$147,059	$404,813	$49,291	$837,894	$359,881	$6,823	$2,119	$2,497	$122,626
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA, followed by ratings from DBRS.

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

The amortized cost and fair value of our term loans, fixed maturities and short-term investments summarized by contractual maturity as of December 31, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Fair Value	% of Fair Value
	($ in thousands)
December 31, 2019
Due in one year or less	$316,276	$315,620	12.4%
Due after one year through five years	1,193,878	1,160,881	45.5%
Due after five years through ten years	648,783	631,745	24.7%
Due after ten years	73,758	76,666	3.0%
Asset-backed securities	345,916	336,171	13.2%
Mortgage-backed securities	32,175	32,456	1.3%
Total	$2,610,786	$2,553,539	100.0%

December 31, 2018
Due in one year or less	$300,554	$300,519	11.6%
Due after one year through five years	1,322,982	1,269,540	48.8%
Due after five years through ten years	823,643	776,937	29.9%
Due after ten years	3,925	3,814	0.1%
Asset-backed securities	233,215	225,983	8.7%
Mortgage-backed securities	23,466	22,161	0.9%
Total	$2,707,785	$2,598,954	100.0%
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The following chart shows the composition of our non-investment grade and investment grade portfolios as of December 31, 2019:
Total: $1,862.3 million

Total: $846.9 million
Liquidity and capital resources
Cash flows
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our most significant source of operating cash flow is from premiums received from our insureds and reinsureds. Our underwriting operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time losses are paid. The period of time from the occurrence of a claim through the settlement of the resulting liability may extend many years into the future. We expect that our liquidity needs, including our anticipated insurance and reinsurance obligations and operating and capital expenditure needs, for at least the next 12 months, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments, and our credit facilities.
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

Sources of liquidity include cash flows from operations, financing arrangements, or routine sales of investments. The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Cash and cash equivalents provided by (used for):
Operating activities	$239,284	$229,314	$292,225
Investing activities	97,559	(345,307)	(577,461)
Financing activities	(299,611)	127,768	262,307
Effects of exchange rate changes on foreign currency	1,676	(2,749)	2,539
Change in cash and cash equivalents	$38,908	$9,026	$(20,390)
Results for the years ended December 31, 2019:

•
Cash provided by operating activities for the year ended December 31, 2019 increased from 2018. We continued to generate significant operating cash inflows, primarily driven by our premium receipts exceeding the level of our paid claims, and interest income received.

•
Cash provided by investing activities for the year ended December 31, 2019 was higher than in 2018 when cash was used for investing activities, due to an increase in sales, redemptions and maturities of investments in 2019, rather than higher net purchases in 2018.

•
Cash was used for financing activities for the year ended December 31, 2019, rather than being provided by in 2018. During 2019, we used cash sourced from operating and investing activities to repay part of our secured credit facility indebtedness and to fully repay our custodian bank facility balance. These payments were driven by our investment strategy related to the timing and use of leverage in managing our non-investment grade portfolio. In addition, during the fourth quarter of 2019, we used cash from operating activities to purchase our own common shares under our $75 million share repurchase program. Further, in July 2019, the cash proceeds from the issuance of our senior notes were used to repurchase a significant portion of our outstanding preference shares, the impact of which was to reduce our cost of capital by virtue of the interest rate on the senior notes being lower than the dividend rate on the preference shares, and thereby reduce the related cash outflow each quarter.

Results for the years ended December 31, 2018:

•
Cash provided by operating activities for the year ended December 31, 2018 decreased from 2017. We continued to generate significant operating cash inflows in both 2018 and 2017, primarily driven by our premium receipts exceeding the level of our paid claims, although to a lesser extent in 2018 than in 2017.

•
Cash used for investing activities for the year ended December 31, 2018 was lower than in 2017, as there was less cash provided by operating activities and financing activities to fund a net increase in our investment portfolios.

•	Cash provided by financing activities for the year ended December 31, 2018 was lower than 2017, which was primarily driven by a reduction in incremental borrowings used to purchase investments.
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
The primary goals of our asset liability management process are to satisfy insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including our debt service obligations and payment of dividends on our preference shares. We do not explicitly implement an exact cash flow match in each period. However, the substantial degree by which the fair value of our investment portfolios exceeds the expected present value of the net underwriting liabilities, as well as the ongoing cash flow from premiums and contractual principal and interest payments received from our investment portfolios, provide assurance of our ability to fund the payment of claims and to service our other outstanding obligations without having to sell securities at distressed prices. We believe that, generally, the combination of premium receipts and the expected principal and interest payments produced by our predominantly fixed income investment portfolios will adequately fund future claim payments and other liabilities when due.
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
In 2019, our board of directors authorized a share repurchase program, which allowed us to make repurchases of up to $75 million of our common shares from time to time in open market or privately negotiated transactions. From the inception of the share repurchase program in September 2019 through December 31, 2019, we repurchased approximately 2.8 million common shares for a purchase price of $75 million, excluding transaction costs, fully utilizing the program. In the first quarter of 2020, our board of directors authorized a new share repurchase program under which we may repurchase up to $50 million of our outstanding common shares from time to time in open market or privately negotiated transactions. Any such repurchases will be in accordance with applicable laws, our organizational documents and the applicable terms of our outstanding securities. The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions, the level of future earnings, and rating agency and regulatory considerations. Other than pursuant to our $50 million share repurchase program, at the present time, we do not expect to repurchase common shares, declare or pay dividends on our common shares or otherwise return capital to our common shareholders for the foreseeable future.

The following table summarizes our consolidated capital position:

	December 31, 2019		December 31, 2018
	Amount	% of Total Capital	Amount	% of Total Capital
	($ in thousands)
Debt:
Senior notes	$172,418	15.7%	$—	—%
Shareholders’ equity:
Preference shares	52,305	4.8%	220,992	19.9%
Shareholders’ equity	872,353	79.5%	889,608	80.1%
Total	924,658	84.3%	1,110,600	100.0%
Total capital available to Watford	$1,097,076	100.0%	$1,110,600	100.0%
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
Prior to August 1, 2019, we had a total of 9,065,200 preference shares that were issued and outstanding and, on August 1, 2019, we redeemed 76.34% of these preference shares as described below. The holders of our remaining preference shares have the option, at any time on or after

June 30, 2034, to redeem their preference shares at the liquidation price of $25.00 per share. We have the right to redeem any or all of our remaining preference shares at the original purchase price of $25.00 per share. On June 28, 2019, we completed a direct listing of our preference shares on the Nasdaq Global Select Market. Prior to June 30, 2019, dividends on our preference shares accrued at a fixed rate of 8½% per annum. On June 30, 2019, dividends on our preference shares began accruing at a floating rate. As noted above, on August 1, 2019, we redeemed 6,919,998 of our then outstanding preference shares. The preference shares were redeemed at a total redemption price of $25.19748 per share, inclusive of all declared and unpaid dividends, with accumulation of any undeclared dividends on or after June 30, 2019.
In relation to the partial redemption of the preference shares, an accelerated expense for the unamortized original issue discount and underwriting fees of approximately $4.2 million was recognized in the 2019 third quarter.
On July 2, 2019, we completed a private offering of $175.0 million in aggregate principal amount of our 6.5% senior notes due July 2, 2029. The aggregate principal amount was in line with our then-current limit on Tier 3 capital credit under the BMA’s regulatory framework. Interest on our senior notes is paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. Affiliates of ACGL purchased $35.0 million in aggregate principal amount of our senior notes. The $172.3 million net proceeds from the offering were used to redeem a portion of our outstanding preference shares, as described above.
As a result of the issuance of our senior notes and the redemption of our preference shares, we incur interest expenses and a reduction of preference dividends, with the cumulative effect resulting in substantial savings in our combined interest and preference dividend expense.
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
The current insurance and reinsurance market environment is extremely competitive and reflects a prolonged period of low prices and continued pressure to broaden terms and conditions. Over the past several years, the industry has witnessed a gradual rate softening in response to a surplus of industry capital and a number of years of benign catastrophe activity. While the insurance and reinsurance market historically has been subject to pricing and capacity cycles, the overall market has not experienced true cyclicality in the period since the inception of our operations in 2014. However, due to recent property catastrophe losses, along with a higher perceived social inflation, pricing on certain product lines appears to be firming and becoming more attractive on a risk adjusted basis.
In recent years, there have, however, been certain product lines that have experienced a favorable hardening, such as European motor insurance. The rates for these particular lines have been rising as a result of several years of higher than expected losses, as well as regulatory changes impacting loss costs. As rates and commensurate risk-adjusted returns have risen, we have increased our writings in those lines.
Since the formation of WICE, we have grown our European motor insurance business. Gross premiums written generated by WICE for the years ended December 31, 2019, 2018 and 2017 were $215.0 million, $181.7 million and $115.5 million, respectively. The majority of such premiums relate to European motor insurance.
In addition, certain “new” product lines, such as mortgage reinsurance (having historically been written by captive insurers allied with primary mortgage insurers or mortgage lenders), are now more widely available due to risk transfer programs initiated over the past few years by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. We believe the pricing for mortgage reinsurance is attractive on a risk-adjusted basis.
We target a medium- to long-term, lower volatility underwriting portfolio with tightly managed natural catastrophe exposure in order to reduce the likelihood that our capital and/or liquidity position would be adversely affected by a catastrophe event. We seek to limit our modeled net PML for property catastrophe exposures for each peak peril and peak zone from a modeled 1-in-250 year occurrence to no more than 10% of our total capital, which is less than most of our principal reinsurance competitors. As of January 1, 2020, our largest modeled peak peril and zone net occurrence PML was 4.2%, respectively, of our total capital. Our conscious effort to limit our catastrophe exposure is designed to lower the volatility of our overall underwriting portfolio and to provide greater certainty as to future claims-related payout patterns and timing. Our casualty-focused underwriting portfolio’s payout pattern is slower than that of most competitors due to the longer tail lines of business we write, and that slower payout pattern provides us with the potential for greater investment income on those premiums.
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
On May 14, 2019, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2020. Under the renewed Lloyds Facility, we may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which we were in compliance as of December 31, 2019 and December 31, 2018. At such dates, we had approximately $51.0 million and $68.9 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in our consolidated balance sheets.
Unsecured letter of credit facility
On September 20, 2019, Watford Re signed a 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount is $100.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. The Unsecured Facility also requires the maintenance of certain covenants that are customary for facilities of this type, which we were in compliance with at December 31, 2019. At December 31, 2019, we had $19.3 million in outstanding letters of credit issued from the Unsecured Facility.
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility (the “Secured Facility”) with Bank of America, N.A. through Watford Trust, which had originally been entered into in June 2015. Watford Re owns all of the beneficial interests of Watford Trust. The Secured Facility expires on November 30, 2021 and is backed by a portion of Watford Re’s non-investment grade portfolio which has been transferred to Watford Trust and which continues to be managed by HPS pursuant to an investment management agreement between HPS and Watford Trust. The purpose of the Secured Facility is to provide borrowing capacity, including for the purchase of loans, securities and other assets and to distribute cash or any such loans, securities or other assets to Watford Re. Pursuant to this Secured Facility, the bank assigns borrowing or letter of credit capacity (or “advance rate”) for each eligible asset type held in the trust. Under our credit agreement, advance rates range from 100% for cash and 80% for certain first-lien loans to 40% for certain small-issue unsecured bonds.
Borrowings under the Secured Facility may be made at LIBOR or an alternative base rate at our option, in either case plus an applicable margin. The applicable margin varies based on the applicable base rate and, in the case of LIBOR rate borrowings, the currency in which the borrowing is denominated. In addition, the Secured Facility allows for us to issue up to $400.0 million in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements. We pay a fee on each letter of credit equal to the amount available to be drawn under such letter of credit multiplied by an applicable percentage. The applicable percentage varies based on the currency in which the letter of credit is denominated.
The borrowings and outstanding letters of credit from the Secured Facility were as follows:

	December 31,
	2019	2018
	($ in thousands)
Borrowings to purchase investments	$155,537	$148,194
Borrowings to purchase collateral	328,750	307,487
Total secured credit facility borrowings	484,287	455,681
Outstanding letters of credit	52,533	52,533
The Secured Facility contains various affirmative and negative covenants. As of December 31, 2019 and December 31, 2018, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facility
As of December 31, 2019 and December 31, 2018, we had borrowings of $Nil and $238.2 million, respectively, from our custodian bank to purchase U.S. dollar denominated securities. As of December 31, 2018, the total borrowed amount of $238.2 million included 2.0 million Swiss Francs, or CHF (U.S. dollar equivalent of $2.0 million), to purchase CHF-denominated securities. We pay interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the non-U.S. dollar-denominated borrowed funds is included as a component of foreign exchange gains (losses) included in the consolidated statements of net income (loss).
The custodian bank requires us to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At December 31, 2019 and December 31, 2018, we were required to hold $Nil and $339.1 million, respectively, in such deposits and investment accounts.
Senior notes
On July 2, 2019, we completed a private offering of $175.0 million in aggregate principal amount of our 6.5% senior notes, due July 2, 2029. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. The senior notes are Watford Holding’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of Watford Holdings that are unsecured and unsubordinated. We may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. The senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements, at any time after July 2, 2024. At December 31, 2019, the carrying amount of the senior notes was $172.4 million, presented net of unamortized debt issuance costs of $2.6 million.
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
Pledged and restricted assets
For the benefit of certain Arch entities and other third parties that cede business to us, we are required to post and maintain collateral to support our potential obligations under reinsurance contracts that we write. This collateral can be in the form of either investment assets held in collateral trust accounts or letters of credit. Under our credit facilities, in order for us to have the bank issue a letter of credit to our reinsurance contract counterparty, we must post investment assets or cash as collateral to the bank. In either case, the amounts remain restricted for the duration of the term of the trust or letter of credit, as applicable. See Note 14, “Commitments and contingencies” in our consolidated financial statements in Part II, Item 8 of this report for further details.
As of December 31, 2019 and December 31, 2018, we held $2.1 billion and $2.4 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Included within total pledged assets, we held $6.4 million and $5.5 million, respectively, in deposits with U.S. regulatory authorities.
The following table summarizes our assets pledged as collateral for credit and letter of credit facilities and total return swap transactions, assets held in trust for underwriting transactions and regulatory deposits as of December 31, 2019 and December 31, 2018:

	December 31,
	2019	2018
	($ in thousands)
Total investments held in trust as collateral for underwriting transactions and regulatory deposits	$1,087,707	$988,872
Total investments pledged for Secured Facility	935,132	917,837
Total investments pledged for custodian bank	—	339,139
Total investments pledged for Lloyds Facility	51,047	68,853
Total investments pledged for Master TRS	64,107	36,336
Contractual obligations and commitments
The following table illustrates our contractual obligations and commitments by due date as of December 31, 2019:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	($ in thousands)
December 31, 2019
Estimated gross payments for losses and loss adjustment expenses (1)	$1,263,628	$319,685	$415,163	$223,406	$305,374
Interest payments on senior notes (2)	108,094	11,375	22,750	22,750	51,219
Senior notes (2)	175,000	—	—	—	175,000
Revolving credit agreement borrowings (3)	484,287	484,287	—	—	—
Operating lease obligations	1,038	283	566	189	—
Total	$2,032,047	$815,630	$438,479	$246,345	$531,593
(1) The estimated expected contractual commitments related to the reserves for loss and loss adjustment expenses are presented on a gross basis (not reflecting any corresponding reinsurance recoverable amounts that would be due to us).
(2) On July 2, 2019 we completed a private offering of $175.0 million aggregate principal amount of our 6.5% senior notes due July 2, 2029. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020.
(3) Revolving credit agreement borrowings include borrowings from our custodian bank to purchase securities, which is payable on demand. Therefore, we have assumed that these payments will be made within one year, but payment may occur over a longer period of time.
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments.

Actual losses and settlement expenses we are ultimately required to pay may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts discussed above. Amounts discussed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since having purchased reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses as of December 31, 2019 and December 31, 2018 totaled $171.0 million and $86.4 million, respectively.
Inflation
The effects of inflation are considered implicitly in pricing our contracts and policies through the modeled components such as demand surge. Loss reserves are established to recognize likely loss settlements at the date payment is made. Those reserves inherently recognize the effects of inflation. The actual effects of inflation on our results cannot be accurately known, however, until claims are ultimately resolved. See Part I, Item 1A. “Risk Factors-Risks related to reinsurance business-We may be adversely impacted by inflation.”
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

Item 7A. Quantitative and qualitative disclosures about market risk
We believe we are principally exposed to the following types of market risk:

•	foreign currency risk;

•	interest rate risk;

•	credit spread risk;

•	credit risk;

•	liquidity risk; and

•	political risk.
Foreign currency risk
Underwriting contracts and policies
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. We have foreign currency exposure related to non-U.S. dollar denominated contracts and policies. Of our gross premiums written from inception, $1.3 billion, or 39.6%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of December 31, 2019 and December 31, 2018, net loss and loss adjustment expense reserves included $413.7 million and $310.2 million, respectively, in foreign currencies.
Investments
We are exposed to foreign currency risk through cash and investments in loans and securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we may employ from a risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2019 and December 31, 2018, our total net long exposure to non-U.S. dollar denominated investments represented 11.5% and 9.5% of our total investment portfolios of $2.7 billion and $2.7 billion, respectively.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies in which we have written contracts and policies would have had on the value of our shareholders’ equity as of December 31, 2019 and December 31, 2018:

	December 31,
	2019	2018
(U.S. dollars in thousands, except per share data)
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$56,382	$65,674
Shareholders’ equity denominated in foreign currencies (1)	(26,529)	(23,501)
Net assets denominated in foreign currencies	$29,853	$42,173
Pre-tax impact of a hypothetical 10% appreciation of the U.S. dollar against foreign currencies:
Shareholders’ equity	$(2,985)	$(4,217)
Book value per diluted common share	$(0.15)	$(0.19)
Pre-tax impact of a hypothetical 10% decline of the U.S. dollar against foreign currencies:
Shareholders’ equity	$2,985	$4,217
Book value per diluted common share	$0.15	$0.19
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

The following table estimates the impact that a 50 basis point and 100 basis point increase or decrease in interest rates would have on the value of our investment portfolios as of December 31, 2019 and December 31, 2018:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	+50	+100
December 31, 2019
Total fair value	$2,739	$2,724	$2,709	$2,693	$2,679
Change from base	1.1%	0.6%	—%	(0.6)%	(1.1)%
Change in unrealized value	$30	$15	$—	$(16)	$(30)

December 31, 2018
Total fair value	$2,778	$2,758	$2,738	$2,719	$2,700
Change from base	1.5%	0.7%	—%	(0.7)%	(1.4)%
Change in unrealized value	$40	$20	$—	$(19)	$(38)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on our portfolios as of December 31, 2019 and December 31, 2018:

	Percentage Shift in Credit Spreads
(U.S. dollars in millions)	-50%	-10%	0	+10%	+50%
December 31, 2019
Total fair value	$2,836	$2,735	$2,709	$2,681	$2,569
Change from base	4.7%	1.0%	—%	(1.0)%	(5.2)%
Change in unrealized value	$127	$26	$—	$(28)	$(140)

December 31, 2018
Total fair value	$2,930	$2,778	$2,738	$2,698	$2,539
Change from base	6.6%	1.4%	—%	(1.5)%	(7.8)%
Change in unrealized value	$192	$40	$—	$(40)	$(199)
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
Liquidity risk
Certain of our investments are, or may become, illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments including our Level 3 (non-quoted) assets, which, as of December 31, 2019 and December 31, 2018, represented 5.4% and 6.0% of our total investments, respectively. If we require significant amounts of cash on short notice in excess of normal cash requirements, which could include the payment of claims expenses or to satisfy a requirement of rating agencies in a period of market illiquidity, certain of our investments may be difficult to sell in a timely manner and may have to be sold or otherwise liquidated for less than what may otherwise have been possible under normal market conditions.
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

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Watford Holdings Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Watford Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers Ltd.
Hamilton, Bermuda
February 28, 2020

We have served as the Company’s auditor since 2014.

WATFORD HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	December 31,	December 31,
	2019	2018
Assets
Investments:
Term loans, fair value option (Amortized cost: $1,113,212 and $1,055,664)	$1,061,934	$1,000,652
Fixed maturities, fair value option (Amortized cost: $432,576 and $972,653)	416,594	922,819
Short-term investments, fair value option (Cost: $325,542 and $281,959)	329,303	282,132
Equity securities, fair value option	59,799	56,638
Other investments, fair value option (1)	30,461	49,762
Investments, fair value option	1,898,091	2,312,003
Fixed maturities, available for sale (Amortized cost: $739,456 and $397,509)	745,708	393,351
Equity securities, fair value through net income	65,338	33,013
Total investments (1)	2,709,137	2,738,367
Cash and cash equivalents	102,437	63,529
Accrued investment income	14,025	19,461
Premiums receivable (1)	273,657	227,301
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (1)	170,974	86,445
Prepaid reinsurance premiums (1)	132,577	61,587
Deferred acquisition costs, net (1)	64,044	80,858
Receivable for securities sold	16,288	24,507
Intangible assets	7,650	7,650
Funds held by reinsurers (1)	42,505	44,830
Other assets (1)	17,562	18,321
Total assets	$3,550,856	$3,372,856
Liabilities
Reserve for losses and loss adjustment expenses (1)	$1,263,628	$1,032,760
Unearned premiums (1)	438,907	390,114
Losses payable (1)	61,314	24,750
Reinsurance balances payable (1)	77,066	21,034
Payable for securities purchased	18,180	60,142
Payable for securities sold short	66,257	8,928
Revolving credit agreement borrowings	484,287	693,917
Senior notes (1)	172,418	—
Amounts due to affiliates (1)	4,467	5,888
Investment management and performance fees payable (1)	17,762	3,807
Other liabilities	21,912	20,916
Total liabilities	$2,626,198	$2,262,256
Commitments and contingencies
Contingently redeemable preference shares (1)	52,305	220,992
Shareholders’ equity
Common shares ($0.01 par; shares authorized: 120 million; shares issued: 22,692,300 and 22,682,875)	227	227
Additional paid-in capital	898,083	895,386
Retained earnings (deficit)	43,470	(1,275)
Accumulated other comprehensive income (loss)	5,629	(4,730)
Common shares held in treasury, at cost (shares: 2,789,405 and Nil)	(75,056)	—
Total shareholders’ equity	872,353	889,608
Total liabilities, contingently redeemable preference shares and shareholders’ equity	$3,550,856	$3,372,856
(1) See Note 13 - “Transactions with related parties” for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Gross premiums written (1)	$754,881	$735,015	$600,304
Gross premiums ceded (1)	(222,019)	(130,840)	(47,187)
Net premiums written (1)	532,862	604,175	553,117
Change in unearned premiums (1)	23,828	(25,313)	(21,391)
Net premiums earned (1)	556,690	578,862	531,726
Other underwriting income (loss)	2,412	2,722	3,180
Interest income	163,888	152,916	125,463
Investment management fees - related parties (1)	(18,392)	(17,006)	(21,451)
Borrowing and miscellaneous other investment expenses	(29,285)	(28,377)	(17,489)
Net interest income	116,211	107,533	86,523
Realized and unrealized gains (losses) on investments	24,243	(113,834)	1,120
Investment performance fees - related parties (1)	(12,191)	(48)	(14,905)
Net investment income (loss)	128,263	(6,349)	72,738
Total revenues	687,365	575,235	607,644

Expenses
Loss and loss adjustment expenses (1)	(453,135)	(441,255)	(436,402)
Acquisition expenses (1)	(126,788)	(141,136)	(140,726)
General and administrative expenses (1)	(30,843)	(22,311)	(21,174)
Interest expense (1)	(5,791)	—	—
Net foreign exchange gains (losses)	(8,247)	3,611	1,420
Non-recurring direct listing expenses	—	(9,000)	—
Total expenses	(624,804)	(610,091)	(596,882)
Income (loss) before income taxes	62,561	(34,856)	10,762
Income tax expense	(20)	(27)	(21)
Net income (loss) before preference dividends and redemption costs	62,541	(34,883)	10,741
Preference dividends (1)	(13,632)	(19,633)	(19,633)
Accelerated amortization of costs related to the redemption of preference shares (1)	(4,164)	—	—
Net income (loss) available to common shareholders	$44,745	$(54,516)	$(8,892)

Earnings (loss) per common share:
Basic	$2.00	$(2.40)	$(0.39)
Diluted	$2.00	$(2.40)	$(0.39)
Weighted average number of common shares used in the determination of earnings (loss) per share:
Basic	22,366,682	22,682,875	22,682,875
Diluted	22,373,968	22,682,875	22,682,875
(1) See Note 13 - “Transactions with related parties” for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Comprehensive income (loss)
Net income (loss) available to common shareholders	$44,745	$(54,516)	$(8,892)
Other comprehensive income (loss) net of income tax:
Available for sale investments:
Unrealized holding gains (losses) arising during the year (1)	16,021	(5,204)	—
Reclassification of net realized (gains) losses, net of income taxes, included in net income	(5,611)	1,046	—
Foreign currency translation adjustments	(51)	400	(597)
Other comprehensive income (loss) net of income tax	10,359	(3,758)	(597)
Comprehensive income (loss)	$55,104	$(58,274)	$(9,489)
(1) Includes $3.4 million, $(2.7) million and $Nil unrealized net foreign exchange gains (losses) for the years ended December 31, 2019, 2018 and 2017, respectively.

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Common shares
Balance at beginning of year	$227	$227	$227
Common shares issued	—	—	—
Balance at end of year	227	227	227

Additional paid-in capital
Balance at beginning of year	895,386	895,386	895,386
Common shares issued under share plans	250	—	—
Share-based compensation	2,447	—	—
Balance at end of year	898,083	895,386	895,386

Accumulated other comprehensive income (loss)
Balance at beginning of year	(4,730)	(972)	(375)
Unrealized holding gains (losses) of available for sale investments:
Balance at beginning of year	(4,158)	—	—
Unrealized holding gains (losses) of available for sale investments, net of reclassification adjustment	10,410	(4,158)	—
Balance at end of year	6,252	(4,158)	—
Currency translation adjustment:
Balance at beginning of year	(572)	(972)	(375)
Currency translation adjustment	(51)	400	(597)
Balance at end of year	(623)	(572)	(972)
Balance at end of year	5,629	(4,730)	(972)

Common shares held in treasury, at cost
Balance at beginning of year	—	—	—
Shares repurchased for treasury	(75,056)	—	—
Balance at end of year	(75,056)	—	—

Retained earnings (deficit)
Balance at beginning of year	(1,275)	53,241	62,133
Net income (loss) before preference dividends	62,541	(34,883)	10,741
Preference share dividends paid and accrued	(13,632)	(19,633)	(19,633)
Accelerated amortization of costs related to the redemption of preference shares	(4,164)	—	—
Balance at end of year	43,470	(1,275)	53,241
Total shareholders’ equity	$872,353	$889,608	$947,882

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income (loss) before preference dividends	$62,541	$(34,883)	$10,741
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses on investments	(24,243)	113,834	(1,120)
Amortization of fixed assets	86	157	187
Share-based compensation	2,697	—	—
Changes in:
Accrued investment income	5,441	(1,212)	(1,237)
Premiums receivable	(39,849)	(58,700)	18,923
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	(84,737)	(42,822)	(18,023)
Prepaid reinsurance premiums	(70,990)	(36,825)	(11,716)
Deferred acquisition costs, net	19,577	5,709	950
Reserve for losses and loss adjustment expenses	216,596	257,479	272,295
Unearned premiums	47,162	62,138	33,106
Reinsurance balances payable	57,554	3,847	5,367
Funds held with reinsurers	2,915	(5,219)	(17,855)
Other liabilities	44,605	(24,021)	18,051
Other items	(71)	(10,168)	(17,444)
Net Cash Provided By Operating Activities	239,284	229,314	292,225
Investing Activities
Purchase of term loans	(443,550)	(774,570)	(827,757)
Purchase of fixed maturity investments	(1,247,573)	(1,286,151)	(1,579,591)
Purchase of other investments	—	—	(50,000)
Purchase of short-term investments with maturities over three months	(45,106)	(25,876)	—
Proceeds from sale, redemptions and maturity of term loans	324,142	633,923	731,679
Proceeds from sales, redemptions and maturities of fixed maturity investments	1,508,008	1,062,966	1,162,210
Proceeds from sales, redemptions and maturities of other investments	47,281	—	—
Proceeds from sales, redemptions and maturities of short-term investments with maturities over three months	6,953	—	—
Net (purchases) sales of short-term investments with maturities less than three months	(6,015)	70,165	50,829
Purchases of equity securities	(75,164)	(122,766)	(71,562)
Proceeds from sales of equity securities	26,112	95,371	8,486
Net settlements of derivative instruments	2,471	1,642	(1,734)
Purchases of furniture, equipment and other assets	—	(11)	(21)
Net Cash Provided by (Used For) Investing Activities	97,559	(345,307)	(577,461)
Financing Activities
Dividends paid on redeemable preference shares	(13,402)	(19,264)	(19,264)
Repayments on borrowings	(273,155)	(201,401)	(72,000)
Proceeds from borrowings	62,800	348,433	359,238
Repurchase of preference shares	(173,081)	—	—
Net proceeds from issuance of senior notes	172,283	—	—
Purchases of common shares under share repurchase program	(75,056)	—	—
Borrowings issuance costs	—	—	(5,667)
Net Cash Provided By (Used For) Financing Activities	(299,611)	127,768	262,307
Effects of exchange rate changes on foreign currency cash	1,676	(2,749)	2,539
Increase (decrease) in cash	38,908	9,026	(20,390)
Cash and cash equivalents, beginning of year	63,529	54,503	74,893
Cash and cash equivalents, end of year	$102,437	$63,529	$54,503
Supplementary information
Income taxes paid	$20	$27	$21
Interest paid	$33,384	$26,717	$15,719
Non-cash exchange of investments	$45,541	$—	$—

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
In the first quarter of 2014, the Company raised approximately $1.1 billion of capital consisting of $907.3 million in common equity ($895.6 million net of issuance costs) and $226.6 million in preference equity ($219.2 million net of issuance costs and discount). Through its wholly-owned subsidiary, Arch Reinsurance Ltd. (“ARL”), Arch Capital Group Ltd. (“ACGL”) invested $100.0 million and acquired approximately 11% of the Company’s common equity and a warrant to purchase up to 975,503 of common shares. See Note 18 - “Shareholders’ equity” for further details.
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
Watford Re and Watford Insurance Company Europe Limited (“WICE”) have engaged Arch Underwriters Ltd. (“AUL”), a company incorporated in Bermuda and a wholly-owned subsidiary of Arch Capital Group Ltd. (“ACGL”), to act as their insurance and reinsurance manager pursuant to services agreements between AUL and Watford Re and WICE, respectively. AUL manages the day-to-day underwriting activities of Watford Re and WICE, subject to the provisions of the services agreement and the oversight of our board of directors. See Note 13 - “Transactions with related parties” for further details.
In May 2018, Watford Insurance Company Europe (“WICE”) formed a branch in Romania and commenced underwriting operations in June 2018. WICE is a wholly-owned subsidiary of Watford Re.
Watford Specialty Insurance Company (“WSIC”) and Watford Insurance Company (“WIC”), which are wholly-owned, indirect subsidiaries of Watford Re, have engaged Arch Underwriters Inc. (“AUI”), a company incorporated in Delaware and a wholly-owned subsidiary of ACGL, to act as their insurance and reinsurance manager pursuant to services agreements between AUI and WSIC and WIC, respectively. AUI manages the day-to-day underwriting activities of WSIC and WIC, subject to the provisions of the services agreement and the oversight of our board of directors. See Note 13 - “Transactions with related parties” for further details.
The Company has engaged HPS Investment Partners, LLC (“HPS”), as investment manager of the assets in its non-investment grade portfolio pursuant to various investment management agreements. HPS invests the Company’s non-investment grade assets and a portion of its investment grade assets, subject to the terms of the applicable investment management agreements. See Note 13 - “Transactions with related parties” for further details.
The Company has engaged Arch Investment Management Ltd. (“AIM”), a Bermuda exempted company and a subsidiary of ACGL, as investment manager of assets in its investment grade portfolio pursuant to various investment management agreements. AIM manages the majority of

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

the Company’s investment grade assets pursuant to the terms of the investment management agreements with AIM. See Note 13 - “Transactions with related parties” for further details.
2. Basis of presentation and significant accounting policies
(a) Basis of presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
(b) Premium revenues and related expenses
Reinsurance premiums written are recorded based on the type of contracts the Company writes. Premiums on the Company’s excess of loss and pro rata reinsurance contracts are estimated when the business is underwritten. For excess of loss contracts, premiums are recorded as written, on the inception date, based on the terms of the contract. Estimates of premiums written under pro rata contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by the brokers and the ceding companies. For multi-year reinsurance treaties which are payable in annual installments, premium recognition depends on whether the contract is non-cancellable. If either party retains the ability to cancel or commute coverage prior to expiration, only the initial annual installment is included as premiums written at policy inception. The remaining annual installments would then be included as premiums written at each successive anniversary date within the multi-year term. If, on the other hand, the contract is non-cancellable, the full multi-year premiums would be recognized as written at policy inception.
Reinsurance premiums written and assumed include amounts reported by brokers and ceding companies, supplemented by the Company’s own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of the ceding companies, familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each line of business, and management’s judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to the Company. On an ongoing basis, the Company reviews the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business. In addition, reinsurance contracts under which the Company assumes business generally contain specific provisions which allow the Company to perform audits of the ceding company to ensure compliance with the terms and conditions of the contract, including accurate and timely reporting of information. Based on a review of all available information, management establishes premium estimates where reports have not been received. Premium estimates are updated when new information is received and differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined. Adjustments to premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the estimated premium may be fully or substantially earned.
Reinstatement premiums are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums, if obligatory, are fully earned when recognized. The accrual of reinstatement premiums

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

is based on an estimate of losses and loss adjustment expenses, which reflects management’s judgment.
Reinsurance premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the term of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 1 year. Accordingly, the premium is earned evenly over the term. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 2 years period. Certain of the Company’s reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses are recorded based upon the projected experience under such contracts.
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
Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and anticipated investment income exceed unearned premiums. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No premium deficiency charges were recorded by the Company during December 31, 2019, 2018 and 2017.
(c) Retroactive Reinsurance Accounting
Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered by the underlying policies reinsured. For retroactive contracts that meet the established criteria for reinsurance accounting, written premiums are fully earned and corresponding losses and loss expense are recognized at inception. The initial gain, if applicable, is deferred and amortized into income over an actuarially determined expected payout period. Any future loss is recognized immediately and charged against earnings. The contracts can cause significant variances in gross premiums written, net premiums written, net premiums earned, and net incurred losses in the years in which they are written. Reinsurance contracts sold not meeting the established criteria for reinsurance accounting are recorded using the deposit method.
In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and, accordingly, the Company bifurcates the prospective and retrospective elements of these reinsurance contracts and accounts for each element separately where practical. Underwriting income generated in connection with retroactive reinsurance contracts is deferred and amortized into income over the settlement period while losses are charged to income immediately. Subsequent changes in estimated or actual cash flows under such retroactive reinsurance contracts are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

(d) Reinsurance ceded
The accompanying consolidated statements of income (loss) reflect premiums and losses and loss adjustment expenses and acquisition expenses, net of reinsurance ceded (see Note 4, “Reinsurance”). Ceded unearned premiums are reported as prepaid reinsurance premiums and estimated amounts of reinsurance recoverable on unpaid losses are reported as unpaid losses and loss adjustment expenses recoverable. Reinsurance premiums ceded and unpaid losses and loss adjustment expenses recoverable are estimated in a manner consistent with that of the original policies issued and the terms of the reinsurance contracts. If the reinsurers are unable to satisfy their obligations under the agreements, the Company would be liable for such defaulted amounts. Reinsurance ceding commissions are recognized as income on a pro rata basis over the period of risk. Reinsurance ceding commissions that represent a recovery of acquisition costs are recognized as a reduction to acquisition expenses while the remaining portion is deferred.
(e) Cash and cash equivalents
Cash includes cash equivalents, which are investments with original maturities of three months or less that are not managed by the external investment managers. Short-term investments include certain cash equivalents which are part of investment portfolios under the management of our investment managers.
(f) Investments
The Company has elected the fair value option for the majority of its long and short-term investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 825, Financial Instruments. As a result, the Company’s non-investment grade investments are reported at fair value with changes in fair value included in “realized and unrealized gain (loss) on investments” in the consolidated statements of income (loss). See Note 7 - “Investment information” for further information about the investment portfolios.
The fair values of investments are based on quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments are comprised of securities due to mature within one year of the date of issue. Investment transactions are recorded on a trade date basis with balances pending settlement recorded separately in the consolidated balance sheets as receivable for securities sold or payable for securities purchased. See Note 8 - “Fair value” for further details.
Beginning January 1, 2018, the Company elected to classify newly acquired debt investments in its investment grade portfolio as “available for sale.” Accordingly, they are carried at estimated fair value (also known as fair value) with the changes in fair value recorded as an unrealized gain or loss component of accumulated other comprehensive income in shareholders’ equity.
The Company performs quarterly reviews of its investment grade investments to determine whether declines in fair value below the cost basis are considered other-than-temporary in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairment (“OTTI”). The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. These factors include (i) an analysis of the liquidity, business prospects and overall financial condition of the issuer, (ii) the time period in which there was a significant decline in value, (iii) the significance of the decline and (iv) the analysis of specific credit events.
When there are credit-related losses associated with investment grade debt securities for which the Company does not have an intent to sell and it is more likely than not that it will not be required to sell the security before recovery of its cost basis, the amount of the OTTI related to a credit loss is recognized in earnings and the amount of the OTTI related to other factors (e.g., interest rates, market conditions, etc.) is recorded as a component of other comprehensive income (loss). The

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security. In instances where no credit loss exists but it is more likely than not that the Company will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after the recognition of an OTTI on debt securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. As of December 31, 2019, the Company had no investment losses on the available for sale portfolio that are considered as other-than-temporary.
Investment gains or losses realized on the sale of investments are determined on a first-in, first-out basis and are reflected in net income. Unrealized appreciation or decline in the value of available for sale securities, which are carried at fair value, is excluded from net income and recorded as a separate component of accumulated other comprehensive income, net of applicable deferred income tax.
Net interest income includes interest income together with amortization of market premiums and discounts, net of investment management fees, interest expense and custody fees. Anticipated prepayments and expected maturities are used in applying the interest method for certain investments, such as asset-backed securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Such adjustments, if any, are included in interest income when determined. Investment gains or losses realized on the sale of investments are determined on a first-in, first-out basis and are reflected in “realized and unrealized gain (loss) on investments” in the consolidated statements of income (loss).
Performance fees related to the non-investment grade portfolio (i) equal to 15% of income for periods prior to January 1, 2018 and (ii) for periods beginning January 1, 2018 equal to 10% of income plus an additional performance fee equal to 25% of any Excess Income (as defined in such investment management agreements) in excess of a net 10% return to Watford after deduction for paid and accrued management fees and base performance fees, with the total performance fees not to exceed 17.5% of the Income or Aggregate Income, as applicable, are reflected in “investment performance fees - related parties” in the consolidated statements of income (loss). See Note 7 - “Investment information” for further details.
The Company invests in limited partnerships and limited liability companies. Such amounts are included in other investments, fair value option. These investments can often have characteristics of a variable interest entity (“VIE”). A VIE refers to entities that have characteristics such as (i) insufficient equity at risk to allow the entity to finance its activities without additional financial support or (ii) instances where the equity investors, as a group, do not have the characteristic of a controlling financial interest. If the Company is determined to be the primary beneficiary, it is required to consolidate the VIE. The primary beneficiary is defined as the variable interest holder that is determined to have the controlling financial interest as a result of having both (i) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. At inception of the VIE as well as on an ongoing basis, the Company determines whether it is the primary beneficiary based on an analysis of the Company’s level of involvement in the VIE, the contractual terms, and the overall structure of the VIE. The Company’s maximum exposure to loss with respect to these investments is limited to the investment

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

carrying amounts reported in the Company’s consolidated balance sheet and any unfunded commitment.
(g) Derivative instruments
The Company recognizes all derivative financial instruments, including embedded derivative instruments, at fair value in the consolidated balance sheets. The Company’s investment and underwriting strategy allows for the use of derivative instruments to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. For such investment derivative instruments, changes in assets and liabilities measured at fair value are recorded as a component of “realized and unrealized gain (loss) on investments.” In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “other underwriting income” in the consolidated statements of income (loss), as the underlying contract originates from the Company’s underwriting operations. See Note 10 - “Derivative instruments” for further details.
(h) Reserves for losses and loss adjustment expenses
The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses, established by management based on reports from ceding companies and claims from insureds, represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Such reserves are supplemented by management’s estimates of reserves for losses incurred for which reports or claims have not been received. The Company’s reserves are based on a combination of reserving methods, incorporating ceding company and industry loss development patterns. The Company selects the initial expected loss and loss adjustment expense ratios based on information derived by AUL and AUI managers during the initial pricing of the business, supplemented by industry data where appropriate. Such ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. The Company, in conjunction with data and analysis supplied by AUL and AUI, reviews the reserves regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an un-discounted basis. See Note 5 - “Reserve for losses and loss adjustment expenses” for further details.
(i) Foreign exchange
Monetary assets and liabilities, such as premiums receivable and the reserve for losses and loss adjustment expenses, denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses included in net income. Accounts that are classified as non-monetary, such as deferred acquisition costs and the unearned premium reserves, are not subsequently re-measured. In the case of foreign currency-denominated cash and investments, the change in exchange rates between the local currency and the Company’s functional currency at each balance sheet date is included as a component of net foreign exchange gains and losses included in the consolidated statements of income (loss). In the case of foreign currency denominated fixed maturity securities which are classified as “available for sale,” the change in exchange rates between the local currency in which the investments are denominated and the Company’s functional currency at each balance sheet date is included in unrealized appreciation or decline in value of securities, a component of accumulated other comprehensive income, net of applicable deferred income tax.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated at the prevailing exchange rates at each balance sheet date. Revenues and expenses of such foreign operations are translated at average exchange rates during the year. The net effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.
(j) Intangible assets
The Company’s intangible assets with indefinite lives include licenses held by its U.S. insurance subsidiary which allow such subsidiary to write insurance business in various jurisdictions. These indefinite-lived intangible assets are carried at or below fair value and are tested annually for impairment, either qualitatively or quantitatively, and between annual tests if events or change in circumstances indicate that it is more likely than not that the asset is impaired. If intangible assets are impaired, such assets are written down to their fair values with the related expense recorded in the Company’s results of operations.
(k) Income taxes
Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. See Note 12 - “Income taxes” for more information.
The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in the Company’s judgment, is greater than 50% likely to be realized. The Company records related interest and penalties in income tax expense.
(l) Warrants
The Company issued certain warrant contracts to Arch and HPS in conjunction with the initial capitalization of the Company which may be settled by the Company using either the physical settlement or net-share settlement methods. In the event these warrants are exercised and settled, the fair value of these warrants would be recorded in equity as additional paid-in capital based on an option-pricing model (Black-Scholes) used to calculate the fair value of the warrants issued.
(m) Earnings per share
Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares and participating securities outstanding during the period. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and convertible securities, such as nonparticipating unvested restricted shares, if applicable. Diluted earnings per share are based on the weighted average number of common shares and share equivalents including any dilutive effects of warrants, options and other awards under stock plans, if applicable. U.S. GAAP requires that unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, the

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

participating securities are excluded from the calculation of both basic and diluted loss per share. See Note 11 - “Earnings per common share” for more information.
(n) Share-based compensation
The Company applies a fair value-based measurement method in accounting for its share-based compensation plans with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders’ equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. The Company’s time-based awards generally vest over a three-year period with one-third vesting on each of the first, second and third anniversaries of the grant date. The share-based compensation expense associated with awards that have graded vesting features and vest based only on service conditions is calculated on a straight-line basis over the requisite service period for the entire award. Compensation expense recognized in connection with performance awards is based on the achievement of the specified performance and service conditions. The final measure of compensation expense recognized over the requisite service period reflects the final performance outcome. During the recognition period, compensation expense is accrued based on the specified performance conditions that are probable of achievement. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, the attribution of compensation expense is over the period from the grant date to the retirement eligibility date. The Company accounts for forfeitures of share-based awards as such forfeitures occur. See Note 19 - “Share transactions” for information relating to the Company’s share-based compensation.
(o) Treasury shares
Treasury shares are common shares purchased by the Company and not subsequently canceled. These shares are recorded at cost and result in a reduction of the Company’s shareholders’ equity in its consolidated balance sheets.
(p) Recent accounting pronouncements
Recently adopted accounting standards and accounting standard updates (“ASU”)
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases and subsequently issued several improvements to that update (collectively “ASU 2016-02”). The new accounting guidance requires that the lessee recognize an asset and a liability for leases with a lease term greater than 12 months regardless of whether the lease is classified as operating or financing. Under the previous accounting standard, operating leases were not reflected in the balance sheet.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 intends to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 is effective January 1, 2019. This ASU was adopted on January 1, 2019, and did not have a material impact on the Company’s consolidated financial statements.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 permits companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 31, 2018 and interim periods within those fiscal years. This ASU was adopted on January 1, 2019, and did not have a material impact on the Company’s consolidated financial statements and disclosures.
Recently issued accounting standards not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The new accounting guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses rather than incurred credit losses. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has assessed the impact of the implementation of this ASU and considers the impact to be immaterial to the Company’s consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”). ASU 2018-13 intends to modify the disclosure requirements on fair value measurements. The accounting guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted; removal or modification disclosures can be early adopted upon issuance of ASU 2018-13, and a delay of the adoption of additional disclosures is permitted until the effective date noted above. The Company is assessing the impact the implementation of this standard will have on its consolidated financial statements and disclosures.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which identified and clarified issues relevant to the implementation of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), ASU 2016-13 and ASU 2017-12. The Company is assessing the impact the implementation will have on its consolidated financial statements and disclosures.

•
For amendments related to ASU 2016-01 and ASU 2016-13, the effective date is for fiscal years and interim periods beginning after December 15, 2019; with early adoption in any interim period permitted for ASU 2016-01.

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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The Company has a corporate function that includes certain general and administrative expenses related to corporate activities, interest expense (on the 6.5% senior notes due 2029), net foreign exchange gains (losses), income tax expense and items related to the Company’s preference shares.
The following table provides summary information regarding premiums written and earned by line of business and net premiums written by underwriting location:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Gross premiums written:
Casualty reinsurance	$279,967	$274,661	$284,481
Other specialty reinsurance	119,518	196,170	169,100
Property catastrophe reinsurance	16,226	10,424	12,740
Insurance programs and coinsurance	339,170	253,760	133,983
Total	$754,881	$735,015	$600,304

Net premiums written:
Casualty reinsurance	$225,758	$273,048	$281,783
Other specialty reinsurance	114,876	181,096	155,666
Property catastrophe reinsurance	15,517	10,193	12,455
Insurance programs and coinsurance	176,711	139,838	103,213
Total	$532,862	$604,175	$553,117

Net premiums earned:
Casualty reinsurance	$238,437	$278,656	$308,526
Other specialty reinsurance	149,688	162,691	134,855
Property catastrophe reinsurance	13,399	10,998	12,690
Insurance programs and coinsurance	155,166	126,517	75,655
Total	$556,690	$578,862	$531,726

Net premiums written by underwriting location:
United States	$127,176	$49,800	$11,750
Europe	52,065	91,635	91,463
Bermuda	353,621	462,740	449,904
Total	$532,862	$604,175	$553,117

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

4. Reinsurance
Through reinsurance agreements with Arch Reinsurance Ltd. (“ARL”) and Arch Reinsurance Company (“ARC”), which are subsidiaries of ACGL, as well as through other third-party reinsurance agreements, the Company cedes a portion of its premiums. The effects of reinsurance on the Company’s written and earned premiums, losses and loss adjustment expenses were as follows:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Premiums written
Direct	$339,170	$253,760	$133,983
Assumed	415,711	481,255	466,321
Ceded	(222,019)	(130,840)	(47,187)
Net	$532,862	$604,175	$553,117
Premiums earned
Direct	$290,328	$201,868	$96,125
Assumed	419,778	468,156	471,073
Ceded	(153,416)	(91,162)	(35,472)
Net	$556,690	$578,862	$531,726
Losses and loss adjustment expenses
Direct	$244,354	$157,991	$71,679
Assumed	347,378	348,332	393,565
Ceded	(138,597)	(65,068)	(28,842)
Net	$453,135	$441,255	$436,402
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with financially sound carriers. At December 31, 2019 and 2018, approximately 95% and 98%, respectively, were due from carriers which had an A.M. Best rating of “A-” or better, while 5% and 2%, respectively, were due from companies not rated.
At December 31, 2019 and 2018, approximately 47% and 53%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) were due from ARL and ARC, each of which have ratings of “A+” from A.M. Best. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

5. Reserve for losses and loss adjustment expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Gross reserve for losses and loss adjustment expenses at beginning of year	$1,032,760	$798,262	$510,809
Unpaid losses and loss adjustment expenses recoverable	81,267	39,856	21,518
Net reserve for losses and loss adjustment expenses at beginning of year	951,493	758,406	489,291

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	429,322	443,482	399,530
Prior years	23,813	(2,227)	36,872
Total net losses and loss adjustment expenses	453,135	441,255	436,402

Foreign exchange gains (losses)	15,286	(23,962)	14,832

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(73,723)	(64,026)	(70,423)
Prior years	(248,112)	(160,180)	(111,696)
Total paid losses and loss adjustment expenses	(321,835)	(224,206)	(182,119)

Net reserve for losses and loss adjustment expenses at end of year	1,098,079	951,493	758,406
Unpaid losses and loss adjustment expenses recoverable	165,549	81,267	39,856
Gross reserve for losses and loss adjustment expenses at end of year	$1,263,628	$1,032,760	$798,262
During 2019, the Company recorded net unfavorable development on prior year loss reserves of $23.8 million. Net unfavorable development was experienced on casualty reinsurance losses of $24.4 million and insurance programs of $3.2 million. This unfavorable development was partially offset by favorable development on property catastrophe reinsurance of $3.2 million and other specialty reinsurance of $0.6 million.
The loss reserve strengthening in 2019 is in response to higher than projected reported losses, mainly in U.S. casualty reinsurance and certain casualty exposures where losses are expected to have been incurred but have yet to be reported.
During 2018, the Company recorded net favorable development on prior year loss reserves of $2.2 million. Net favorable development was experienced on property catastrophe reinsurance losses of $5.9 million and other specialty reinsurance losses of $3.6 million. This favorable development was offset by adverse development on casualty reinsurance losses of $6.3 million and $0.9 million on insurance programs.
During 2017, the Company recorded net unfavorable development on prior year loss reserves of $36.9 million. The net unfavorable prior year development was driven by casualty reinsurance and other specialty reinsurance contracts. Casualty reinsurance experienced net unfavorable

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

development of $33.8 million primarily due to the U.K. Ministry of Justice’s reduction of the discount rate known as the “Ogden” rate and adverse development on certain large multi-line and professional liability contracts. The Ogden rate was reduced from 2.5% to negative 0.75%; the resulting claims development in 2017 was higher than expected. Other specialty reinsurance experienced net unfavorable development of $5.2 million primarily due to worse than expected emergence on nonstandard and U.K. motor quota share contracts. The remaining lines had net favorable prior year development of $2.2 million due to better than expected emergence of reported losses.
6. Short duration contracts
The Company is required by applicable insurance laws and regulations and U.S. GAAP to establish reserves for losses and loss adjustment expenses (“loss reserves”) that arise from the business it underwrites. Loss reserves are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses for insured or reinsured events which have occurred at or before the balance sheet date. Loss reserves do not reflect contingency reserve allowances to account for future loss occurrences. Losses arising from future events will be estimated and recognized at the time the losses are incurred and could be substantial.
Loss reserves are comprised of (1) case reserves for claims reported, (2) additional case reserves, or ACRs, and (3) IBNR reserves. Loss reserves are established to provide for loss adjustment expenses and represent the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process. Periodically, adjustments to the reported or case reserves may be made as additional information regarding the claims is reported or payments are made.
IBNR reserves are established to provide for incurred claims which have not yet been reported at the balance sheet date as well as to adjust for any projected variance in case reserving. Actuaries estimate ultimate losses and loss adjustment expenses using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
Ultimate losses and loss adjustment expenses are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate losses and loss adjustment expenses with respect to any line of business, past experience with respect to that line of business is the primary resource, developed through both industry and company experience, but cannot be relied upon in isolation. Uncertainties in estimating ultimate losses and loss adjustment expenses are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the “claim-tail.” The claim-tail for most property coverages is typically short (usually several months up to a few years). The claim-tail for certain professional liability, executive assurance and health care coverages, which are generally written on a claims-made basis, is typically longer than property coverages but shorter than casualty lines. The claim-tail for liability/casualty coverages, such as general liability, products liability, multiple peril coverage and workers’ compensation, may be especially long as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. During the claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends, may become known and, as a result, management may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is recorded in the accounting period in which such determination is made in accordance with U.S. GAAP. Accordingly, if loss reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

In addition, the inherent uncertainties of estimating such reserves are even greater for our reinsurance lines of business, due primarily to the following factors: (1) the claim-tail for reinsurers is generally longer because claims are first reported to the ceding company and then to the reinsurer through one or more intermediaries, (2) the reliance on premium estimates, where reports have not been received from the ceding company, in the reserving process, (3) the potential for writing a number of reinsurance contracts with different ceding companies with the same exposure to a single loss event, (4) the diversity of loss development patterns among different types of reinsurance contracts, (5) the necessary reliance on the ceding companies for information regarding reported claims and (6) the differing reserving practices among ceding companies.
In determining ultimate losses and loss adjustment expenses, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claim costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services and legislated changes in statutory benefits, as well as by the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. The factors influencing changes in claim costs are often difficult to isolate or quantify and developments in paid and incurred losses are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. A key objective of actuaries in developing estimates of ultimate losses and loss adjustment expenses, and resulting IBNR reserves, is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected reliably. Pricing actuaries devote considerable effort to understanding and analyzing a ceding company and program administrator’s operations and loss history during the underwriting of the business, using a combination of ceding company, program administrator, and industry statistics. Such statistics normally include historical premium and loss data by class of business, individual claim information for larger claims, distributions of insurance limits provided, loss reporting and payment patterns, and rate change history. Because of the factors previously discussed, this process requires the substantial use of informed judgment and is inherently uncertain.
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons; including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, the Company assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that reserves for our reinsurance lines of business must rely on estimates for a longer period of time than for our insurance lines of business. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2019 there were no significant backlogs related to the processing of assumed reinsurance information for our reinsurance lines of business.
Although loss reserves are initially determined based on underwriting and pricing analysis, we apply several generally accepted actuarial methods, as discussed below, on a quarterly basis. Each quarter, as part of the reserving process, actuaries at our operations reaffirm that the assumptions used in the reserving process continue to form a sound basis for projection of liabilities. If actual loss activity differs substantially from expectations based on historical information, an adjustment to loss reserves may be supported. Estimated loss reserves for more mature underwriting years are based more on actual loss activity and historical patterns than on the initial assumptions based on pricing indications. More recent underwriting years rely more heavily on internal pricing assumptions. We place more or less reliance on a particular actuarial method based on the facts and circumstances at the time the estimates of loss reserves are made.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

•
Expected loss methods: these methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss and loss adjustment expense ratios are typically developed based upon the information derived by underwriters and actuaries during the initial pricing of the business, supplemented by industry data available from organizations, such as statistical bureaus and consulting firms, where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. Expected loss methods are useful for estimating ultimate losses and loss adjustment expenses in the early years of long-tailed lines of business, when little or no paid or incurred loss information is available, and is commonly applied when limited loss experience exists for a company.

•
Historical incurred loss development methods: these methods assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. These methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods may be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses may be less reliable than other methods.

•
Historical paid loss development methods: these methods, like historical incurred loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant. These methods use historical loss payments over discrete periods of time to estimate future losses and necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use incurred losses to estimate ultimate losses, they may be more reliable than the other methods that use incurred losses in situations where there are significant changes in how incurred losses are established by a company’s claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

•
Adjusted historical paid and incurred loss development methods: these methods take traditional historical paid and incurred loss development methods and adjust them for the estimated impact of changes from the past in factors such as inflation, the speed of claim payments or the adequacy of case reserves. Adjusted historical paid and incurred loss development methods are often more reliable methods of predicting ultimate losses in periods of significant change, provided the actuaries can develop methods to reasonably quantify the impact of changes. As such, these methods utilize more judgment than historical paid and incurred loss development methods.

•
Bornhuetter-Ferguson, or B-F, paid and incurred loss methods: these methods utilize actual paid and incurred losses and expected patterns of paid and incurred losses, taking the initial expected ultimate losses into account to determine an estimate of expected ultimate losses. The B-F paid and incurred loss methods are useful when there are few reported claims and a relatively less stable pattern of reported losses.

•
Additional analysis: other methodologies are often used in the reserving process for specific types of claims or events, such as catastrophic or other specific major events. These include vendor catastrophe models, which are typically used in the estimation of loss reserves at the early stage of

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

known catastrophic events before information has been reported to an insurer or reinsurer, and analysis of specific industry events, such as large lawsuits or claims.
In the initial reserving process for short-tail lines, consisting of property catastrophe and other exposures, we rely on a combination of the reserving methods discussed above. For known catastrophic events, our reserving process also includes the usage of catastrophe models and a heavy reliance on analysis which includes ceding company inquiries and management judgment. The development of property losses may be unstable, especially where there is high catastrophic exposure, may be characterized by high severity, low frequency losses for excess and catastrophe-exposed business and may be highly correlated across contracts. As time passes, for a given underwriting year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. We make a number of key assumptions in reserving for short-tail lines, including that historical paid and reported development patterns are stable, catastrophe models provide useful information about our exposure to catastrophic events that have occurred and our underwriters’ judgment and guidance received from ceding companies as to potential loss exposures may be relied on. The expected loss ratios used in the initial reserving process for our property exposures will vary over time due to changes in pricing, reinsurance structure, estimates of catastrophe losses, terms and conditions and geographical distribution. As losses in property lines are reported relatively quickly, expected loss ratios are selected for the current underwriting year incorporating the experience for earlier underwriting years, adjusted for rate changes, inflation, changes in reinsurance programs, expectations about present and future market conditions and expected attritional losses based on modeling. Due to the short-tail nature of property business, reported loss experience emerges quickly and ultimate losses are known in a comparatively short period of time.
In the initial reserving process for medium-tail and long-tail lines, consisting of casualty, other specialty, and other exposures, we primarily rely on the expected loss method. The development of medium-tail and long-tail business may be unstable, especially if there are high severity major events, with business written on an excess of loss basis typically having a longer tail than business written on a pro rata basis. As time passes, for a given exposure, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. We make a number of key assumptions in reserving for medium-tail and long-tail lines, including that the pricing loss ratio is the best estimate of the ultimate loss ratio at the time the contract is entered into, historical paid and reported development patterns are stable and our claims personnel and underwriters analysis of our exposure to major events are assumed to be our best estimate of our exposure to the known claims on those events. The expected loss ratios used in initial reserving process for medium-tail and long-tail contracts will vary over time due to changes in pricing, terms and conditions and reinsurance structure. As the credibility of historical experience for earlier underwriting year’s increases, the experience from these underwriting years will be used in the actuarial analysis to determine future underwriting year expected loss ratios, adjusted for changes in pricing, loss trends, terms and conditions and reinsurance structure.
Our reinsurance business receives reports of claims notices from ceding companies and record case reserves based upon the amount of reserves recommended by the ceding company. Case reserves on known events may be supplemented by ACRs, which are often estimated by our reinsurance operations’ claims personnel ahead of official notification from the ceding company, or when our reinsurance operations’ judgment regarding the size or severity of the known event differs from the ceding company. In certain instances, our reinsurance operations establish ACRs even when the ceding company does not report any liability on a known event. In addition, specific claim information reported by ceding companies or obtained through claim audits can alert our reinsurance operations to emerging trends such as changing legal interpretations of coverage and liability, claims from unexpected sources or classes of business, and significant changes in the frequency or severity of individual claims.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Our reinsurance business relies heavily on information reported by ceding companies, as discussed above. In order to determine the accuracy and completeness of such information, underwriters, actuaries, and claims personnel at our reinsurance operations often perform audits of ceding companies and regularly review information received from ceding companies for unusual or unexpected results. Material findings are usually discussed with the ceding companies. Our reinsurance operations sometimes encounter situations where they determine that a claim presentation from a ceding company is not in accordance with contract terms. In these situations, our reinsurance operations attempt to resolve the dispute with the ceding company. Most situations are resolved amicably and without the need for litigation or arbitration. However, in the infrequent situations where a resolution is not possible, our reinsurance operations will vigorously defend their position in such disputes.
For our insurance programs and coinsurance line of business, Arch’s claim personnel, under our service arrangements, determine whether to establish a case reserve for the estimated amount of the ultimate settlement of individual claims. The estimate reflects the judgment of claims personnel based on general corporate reserving practices, the experience and knowledge of such personnel regarding the nature and value of the specific type of claim and, where appropriate, advice of counsel. We contract with a number of outside third-party administrators in the claims process who, in certain cases, have limited authority to establish case reserves. The work of these administrators is reviewed and monitored by such claims personnel.
Our reserves for loss and loss adjustment expenses primarily relate to short-duration contracts with various characteristics (e.g., type of coverage, geography, claims duration). We have considered such information in determining the level of disaggregation for disclosures related to our short-duration contracts, as detailed in the table below:

Level of disaggregation	Included product lines
Casualty reinsurance - pro rata
Executive assurance, medical malpractice liability, other professional liability, workers’ compensation, excess and umbrella liability and excess auto liability all written primarily on a treaty pro rata basis

Casualty reinsurance - excess of loss
Executive assurance, medical malpractice liability, other professional liability, workers’ compensation, excess and umbrella liability and excess auto liability all written primarily on a treaty excess of loss basis

Other specialty reinsurance	Personal and commercial auto (other than excess auto liability), surety, accident and health, and workers compensation catastrophe written primarily on a treaty basis
Property catastrophe reinsurance	Property catastrophe reinsurance
Insurance programs and coinsurance
Primary and excess general liability, umbrella liability, professional liability, workers’ compensation, personal and commercial automobile, inland marine and property business with minimal catastrophe exposure written on a direct basis

We have determined the following product lines to be insignificant for disclosure purposes: (i) mortgage reinsurance, (ii) marine and aviation reinsurance; (iii) other property reinsurance; and (iv) agriculture reinsurance. Such amounts are included as reconciling items.
We do not include claim count information in our short duration triangles for reinsurance. A significant percentage of our reinsurance business is written on a proportional basis, for which individual loss information is typically unavailable.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

For our insurance programs and coinsurance line of business, we generally consider a reported claim to be per claimant, and we include claims with nil or nominal payments and/or case reserves.
We write the majority of our reinsurance contracts on an underwriting year basis and therefore may involve multiple accident years. Pursuant to customary cedant/reinsurer reporting requirements, the cedant reports premium for a given contract to us in total for the contract period, not separated by accident year. Similarly, for certain contract structures, the paid and outstanding losses will also be reported in total for the contract period, not by accident year. The short duration disclosure requires us to separately disclose paid losses, case reserves and IBNR losses by accident year, which necessitates an allocation of the underwriting year data between each of the applicable accident years. To separate reported losses by accident year we employ certain assumptions, which can lead to anomalies in the presentation of individual accident year results.
The following tables present information on the short-duration contracts by line of business:

Casualty reinsurance - Pro Rata ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance							December 31, 2019
	Year ended December 31,						Total of IBNR liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2014	$43,675	$43,026	$44,255	$45,847	$48,675	$50,353	$7,057
2015		159,460	160,004	173,994	177,786	185,728	35,987
2016			167,764	186,899	188,019	197,028	51,520
2017				178,479	179,978	192,420	67,144
2018					147,936	143,108	74,847
2019						115,895	75,819
					Total	$884,532

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$883	$6,869	$13,980	$20,741	$25,628	$32,184
2015		12,985	37,392	70,101	86,921	114,698
2016			11,409	45,346	68,884	111,334
2017				15,369	40,632	82,190
2018					11,134	35,905
2019						16,598
					Total	392,909
Liabilities for losses and loss adjustment expenses, net of reinsurance						$491,623

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Casualty reinsurance - Excess of Loss ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance							December 31, 2019
	Year ended December 31,						Total of IBNR liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2014	$4,759	$5,756	$5,315	$11,636	$10,647	$10,392	$821
2015		27,910	29,008	36,466	38,030	38,343	2,247
2016			38,321	42,553	49,517	50,252	7,956
2017				45,349	36,170	39,442	12,043
2018					70,079	67,550	27,263
2019						79,050	53,402
					Total	$285,029

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$—	$2	$72	$671	$1,348	$3,369
2015		97	622	2,015	6,957	8,756
2016			218	797	2,617	5,554
2017				107	970	2,476
2018					155	2,455
2019						301
					Total	22,911
Liabilities for losses and loss adjustment expenses, net of reinsurance						$262,118

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Other specialty reinsurance ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance							December 31, 2019
	Year ended December 31,						Total of IBNR liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2014	$16,868	$17,247	$17,134	$17,605	$18,032	$18,031	$732
2015		72,131	73,461	71,845	74,414	76,917	2,841
2016			66,514	57,377	58,375	55,979	2,786
2017				77,923	73,308	77,661	7,003
2018					81,807	84,262	12,260
2019						85,895	33,440
					Total	$398,745

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$4,835	$12,471	$14,329	$15,460	$16,892	$17,182
2015		30,103	49,238	58,214	67,476	70,401
2016			25,293	38,342	45,545	49,885
2017				29,764	55,164	61,226
2018					18,376	52,457
2019						20,982
					Total	272,133
Liabilities for losses and loss adjustment expenses, net of reinsurance						$126,612

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Property catastrophe reinsurance ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance							December 31, 2019
	Year ended December 31,						Total of IBNR liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2014	$1,516	$1,127	$815	$783	$659	$613	$25
2015		4,662	3,563	2,766	2,065	1,981	—
2016			5,111	4,113	3,413	2,968	78
2017				22,516	18,178	17,404	244
2018					16,734	14,833	875
2019						10,332	2,272
					Total	$48,131

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$—	$221	$545	$576	$598	$606
2015		377	804	1,374	1,456	1,494
2016			1,021	1,932	2,297	2,574
2017				6,615	12,090	13,245
2018					2,765	7,499
2019						583
					Total	26,001
Liabilities for losses and loss adjustment expenses, net of reinsurance						$22,130

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Insurance programs and coinsurance ($000’s except claim amount)
Incurred losses and allocated loss adjustment expenses, net of reinsurance							December 31, 2019
	Year ended December 31,						Total of IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019
2014	$—	$—	$—	$—	$—	$—	$—	—
2015		1,033	1,033	1,161	1,169	1,169	22	775
2016			26,299	25,992	27,627	28,090	2,284	31546
2017				59,717	58,665	62,289	8,530	55106
2018					100,538	100,011	15,379	49283
2019						127,368	51,992	58262
					Total	$318,927

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$—	$—	$—	$—	$—	$—
2015		9	403	735	857	922
2016			6,036	15,723	21,115	23,198
2017				18,491	37,778	45,005
2018					31,561	67,067
2019						31,199
					Total	167,391
Liabilities for losses and loss adjustment expenses, net of reinsurance						$151,536
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2019:

	Average annual percentage payout of incurred losses and loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6
Casualty reinsurance - pro rata	7.4%	14.5%	16.3%	14.7%	12.3%	13.0%
Casualty reinsurance - excess of loss	0.3%	1.6%	2.9%	8.2%	5.6%	19.5%
Other specialty reinsurance	32.6%	32.7%	10.7%	8.7%	5.9%	1.6%
Property catastrophe reinsurance	19.3%	30.4%	25.1%	6.2%	2.8%	1.2%
Insurance programs and coinsurance	21.6%	33.7%	19.7%	8.9%	5.6%	N/A
For the year ended December 31, 2019, the Company did not make any significant changes in its methodologies or assumptions.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The following table represents a reconciliation of the disclosures of net incurred and paid loss development tables to the reserve for losses and loss adjustment expenses at December 31, 2019:

December 31, 2019
($ in thousands)
Net outstanding liabilities:
Casualty reinsurance - pro rata	$491,623
Casualty reinsurance - excess of loss	262,118
Insurance programs and coinsurance	151,536
Other specialty reinsurance	126,612
Property catastrophe reinsurance	22,130
Other short duration lines not included in disclosures (1)	39,055
Total for short duration lines	1,093,074

Unpaid losses and loss adjustment expenses recoverable:
Insurance programs and coinsurance	128,674
Other specialty reinsurance	19,700
Casualty reinsurance - excess of loss	9,949
Casualty reinsurance - pro rata	4,889
Property catastrophe reinsurance	3
Other short duration lines not included in disclosures (1)	2,334
Total for short duration lines	165,549

Unallocated claims adjustment expenses	5,005
Reserve for losses and loss adjustment expenses	$1,263,628
(1) Other short duration lines includes liabilities acquired in the purchase of WIC of $2.3 million, which are 100% reinsured pursuant to a 100% quota share agreement, and other miscellaneous items.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

7. Investment information
Available for Sale Investments
The following table summarizes the fair value of the Company’s securities classified as available for sale as of December 31, 2019 and 2018:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2019
Fixed maturities:
U.S. government and government agency bonds	$282,076	$1,708	$(137)	$283,647
Corporate bonds	155,834	2,326	(41)	158,119
Asset-backed securities	145,555	614	(735)	145,434
Non-U.S. government and government agency bonds	129,456	3,530	(1,033)	131,953
Mortgage-backed securities	24,776	18	(44)	24,750
Municipal government and government agency bonds	1,759	46	—	1,805
Total investments, available for sale	$739,456	$8,242	$(1,990)	$745,708

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2018
Fixed maturities:
U.S. government and government agency bonds	$156,884	$672	$(127)	$157,429
Non-U.S. government and government agency bonds	89,661	670	(2,859)	87,472
Corporate bonds	77,178	19	(1,204)	75,993
Asset-backed securities	58,369	72	(1,351)	57,090
Mortgage-backed securities	14,344	17	(81)	14,280
Municipal government and government agency bonds	1,073	14	—	1,087
Total investments, available for sale	$397,509	$1,464	$(5,622)	$393,351

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized losses by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
December 31, 2019
Fixed maturities:
U.S. government and government agency bonds	$36,540	$(137)	$—	$—	$36,540	$(137)
Non-U.S. government and government agency bonds	51,779	(1,027)	5,410	(6)	57,189	(1,033)
Corporate bonds	9,854	(41)	—	—	9,854	(41)
Asset-backed securities	55,194	(504)	19,430	(231)	74,624	(735)
Mortgage-backed securities	14,481	(44)	—	—	14,481	(44)
Total	$167,848	$(1,753)	$24,840	$(237)	$192,688	$(1,990)
December 31, 2018
Fixed maturities:
U.S. government and government agency bonds	$66,422	$(127)	$—	$—	$66,422	$(127)
Non-U.S. government and government agency bonds	78,084	(2,859)	—	—	78,084	(2,859)
Corporate bonds	70,443	(1,204)	—	—	70,443	(1,204)
Asset-backed securities	49,400	(1,351)	—	—	49,400	(1,351)
Mortgage-backed securities	8,478	(81)	—	—	8,478	(81)
Total	$272,827	$(5,622)	$—	$—	$272,827	$(5,622)
At December 31, 2019, 48 positions out of a total of 146 positions were in an unrealized loss position; however, the unrealized loss was less than 10% of the fair value for all 48 positions. The decrease in value can be attributed to movement in foreign exchange rates for the non-U.S. government agency bonds since purchase and the decrease in value for the asset-backed securities, primarily driven by market movements during the period. The Company believes that such securities were temporarily impaired at December 31, 2019.
At December 31, 2018, 60 positions out of a total of 73 positions were in an unrealized loss position; however, the unrealized loss was less than 10% of the fair value for all 60 positions. The decrease in value can be attributed to an increase in interest rates and unfavorable foreign exchange rates for the non-U.S. government agency bonds during the year ended December 31, 2018. The Company believes that such securities were temporarily impaired at December 31, 2018.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our fixed maturities classified as available for sale, summarized by contractual maturity as of December 31, 2019 and December 31, 2018 are shown in the following tables.

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$9,235	$9,248	1.3%
Due after one year through five years	414,235	417,921	56.0%
Due after five years through ten years	133,822	136,329	18.3%
Due after ten years	11,833	12,026	1.6%
Asset-backed securities	145,555	145,434	19.5%
Mortgage-backed securities	24,776	24,750	3.3%
Total investments, available for sale	$739,456	$745,708	100.0%

	December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due after one year through five years	$278,443	$276,706	70.4%
Due after five years through ten years	46,353	45,275	11.5%
Asset-backed securities	58,369	57,090	14.5%
Mortgage-backed securities	14,344	14,280	3.6%
Total investments, available for sale	$397,509	$393,351	100.0%

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Fair Value Option and Fair Value Through Net Income
The following table summarizes the fair value of the Company’s securities held as of December 31, 2019 and December 31, 2018, classified as fair value through net income or for which the fair value option was elected:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2019
Term loan investments	$1,113,212	$7,340	$(58,618)	$1,061,934
Fixed maturities:
Corporate bonds	221,024	8,430	(15,100)	214,354
U.S. government and government agency bonds	1,963	1	(2)	1,962
Asset-backed securities	200,361	3,329	(12,953)	190,737
Mortgage-backed securities	7,399	712	(405)	7,706
Non-U.S. government and government agency bonds	1,449	18	(11)	1,456
Municipal government and government agency bonds	380	—	(1)	379
Short-term investments	325,542	3,817	(56)	329,303
Other investments	28,672	2,264	(475)	30,461
Equities	54,893	10,690	(5,784)	59,799
Investments, fair value option	$1,954,895	$36,601	$(93,405)	$1,898,091
Fair Value Through Net Income:
Equities, fair value through net income (1)	$78,031	$2,360	$(15,053)	$65,338

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2018
Term loan investments	$1,055,664	$767	$(55,779)	$1,000,652
Fixed maturities:
Corporate bonds	617,013	6,468	(44,867)	578,614
U.S. government and government agency bonds	113,452	—	(2,206)	111,246
Asset-backed securities	174,846	673	(6,626)	168,893
Mortgage-backed securities	9,122	—	(1,241)	7,881
Non-U.S. government and government agency bonds	50,914	1	(1,874)	49,041
Municipal government and government agency bonds	7,306	—	(162)	7,144
Short-term investments	281,959	570	(397)	282,132
Other investments	50,000	—	(238)	49,762
Equities	56,609	5,136	(5,107)	56,638
Investments, fair value option	$2,416,885	$13,615	$(118,497)	$2,312,003
Fair Value Through Net Income:
Equities, fair value through net income (1)	$41,358	$2,030	$(10,375)	$33,013
(1) Effective January 1, 2018, the Company adopted new accounting guidance for financial instruments. As a result, equity securities acquired after January 1, 2018 are classified as fair value through net income and are shown separately above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our term loans, fixed maturities and short-term investments, excluding securities classified as available for sale, summarized by contractual maturity as of December 31, 2019 and December 31, 2018 are shown in the following tables.

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$307,041	$306,372	16.9%
Due after one year through five years	779,643	742,960	41.1%
Due after five years through ten years	514,961	495,416	27.4%
Due after ten years	61,925	64,640	3.6%
Asset-backed securities	200,361	190,737	10.6%
Mortgage-backed securities	7,399	7,706	0.4%
Total	$1,871,330	$1,807,831	100.0%

	December 31, 2018
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$300,554	$300,519	13.6%
Due after one year through five years	1,044,539	992,834	45.0%
Due after five years through ten years	777,290	731,662	33.2%
Due after ten years	3,925	3,814	0.2%
Asset-backed securities	174,846	168,893	7.6%
Mortgage-backed securities	9,122	7,881	0.4%
Total	$2,310,276	$2,205,603	100.0%
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The table below summarizes the credit quality of our total investments as of December 31, 2019 and December 31, 2018, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, Kroll Bond Rating Agency, or KBRA, or DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
December 31, 2019	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Term loan investments	$1,061,934	$—	$—	$—	$—	$9,617	$761,168	$215,909	$6,823	$2,119	$—	$66,298
Fixed maturities:
Corporate bonds	372,473	—	36,128	81,401	41,103	9,003	58,345	135,613	—	—	—	10,880
U.S. government and government agency bonds	285,609	—	285,609	—	—	—	—	—	—	—	—	—
Asset-backed securities	336,171	2,006	—	29,179	223,956	29,695	18,381	—	—	—	—	32,954
Mortgage-backed securities	32,456	—	—	1,100	23,650	976	—	—	—	—	2,497	4,233
Non-U.S. government and government agency bonds	133,409	—	132,460	—	949	—	—	—	—	—	—	—
Municipal government and government agency bonds	2,184	1,135	573	476	—	—	—	—	—	—	—	—
Total fixed income instruments	2,224,236	3,141	454,770	112,156	289,658	49,291	837,894	351,522	6,823	2,119	2,497	114,365
Short-term investments	329,303	25,783	136,842	34,903	115,155	—	—	8,359	—	—	—	8,261
Total fixed income instruments and short-term investments	2,553,539	28,924	591,612	147,059	404,813	49,291	837,894	359,881	6,823	2,119	2,497	122,626
Other Investments	30,461
Equities	125,137
Total	$2,709,137	$28,924	$591,612	$147,059	$404,813	$49,291	$837,894	$359,881	$6,823	$2,119	$2,497	$122,626
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA, followed by ratings from DBRS.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Net investment income (loss)
The components of net investment income (loss) for the years ended December 31, 2019, 2018 and 2017 were derived from the following sources:

	Year Ended December 31, 2019
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
	($ in thousands)
Net investment income (loss) by asset class:
Term loan investments	$90,048	$3,526	$(19,599)	$73,975
Fixed maturities - Fair value option	48,698	23,884	7,048	79,630
Fixed maturities - Available for sale (1)	17,893	—	5,673	23,566
Short-term investments	4,131	(277)	27	3,881
Equities (2)	203	4,337	—	4,540
Equities, fair value through net income (2)	2,201	(3,963)	(1,162)	(2,924)
Other investments	714	2,027	(2,719)	22
Other (3)	—	2,657	2,784	5,441
Investment management fees - related parties	(18,392)	—	—	(18,392)
Borrowing and miscellaneous other investment expenses	(29,285)	—	—	(29,285)
Investment performance fees - related parties	—	—	—	(12,191)
	$116,211	$32,191	$(7,948)	$128,263
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $6.1 million and $0.5 million, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

	Year Ended December 31, 2018
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
	($ in thousands)
Net investment income (loss) by asset class:
Term loan investments	$79,971	$(53,702)	$(3,988)	$22,281
Fixed maturities - Fair value option	63,556	(42,601)	(11,490)	9,465
Fixed maturities - Available for sale (1)	5,802	—	(878)	4,924
Short-term investments	2,722	390	35	3,147
Equities (2)	(425)	(3,266)	8,223	4,532
Equities, fair value through net income (2)	1,290	(8,786)	3,310	(4,186)
Other investments	—	149	—	149
Other (3)	—	(1,230)	—	(1,230)
Investment management fees - related parties	(17,006)	—	—	(17,006)
Borrowing and miscellaneous other investment expenses	(28,377)	—	—	(28,377)
Investment performance fees - related parties	—	—	—	(48)
	$107,533	$(109,046)	$(4,788)	$(6,349)
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $86 thousand and $964 thousand, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

	Year Ended December 31, 2017
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
	($ in thousands)
Net investment income (loss) by asset class:
Term loan investments	$73,472	$(10,354)	$346	$63,464
Fixed maturities - Fair value option	49,179	8,017	(660)	56,536
Short-term investments	2,473	220	(1,745)	948
Equities (1)	339	2,902	2,781	6,022
Other investments	—	(387)	—	(387)
Investment management fees - related parties	(21,451)	—	—	(21,451)
Borrowing and miscellaneous other investment expenses	(17,489)	—	—	(17,489)
Investment performance fees - related parties	—	—	—	(14,905)
	$86,523	$398	$722	$72,738
(1) Net interest income includes dividends for securities held in long and short positions.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Fixed maturities that have been non-income producing for the twelve months preceding December 31, 2019, 2018 and 2017 have a market value of $Nil, $1.0 million and $Nil.
Other-than-temporary impairments
The Company reviews its available for sale investments on a quarterly basis to determine whether declines in fair value below the amortized cost basis are considered other-than-temporary in accordance with applicable guidance. As of December 31, 2019, the Company did not identify any other-than-temporary impairments. As such, the Company did not intend to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before the anticipated recovery of the remaining amortized cost basis as of December 31, 2019.
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
At December 31, 2019 and 2018, the Company held $2.1 billion and $2.4 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize the Company’s secured credit facilities and investment derivatives. Included within total pledged assets, the Company held $6.4 million and $5.5 million, respectively, in deposits with U.S. regulatory authorities.
Non-cash investing activities
During the year ended December 31, 2019, the Company exchanged a preference share position of $28.7 million, which was held within “equity securities, fair value through net income,” for a limited partnership interest of $28.7 million, held under “other investments, fair value option.” HPS acts as the general partner and manager of the limited partnership. At December 31, 2019, the Company’s investment had a fair value of $30.5 million and represented approximately 12% of the outstanding partnership interest.
As a result of the restructuring of an investment position held by the Company, $16.9 million of term loans were converted to $23.0 million of common and preferred stock held within “equity securities, fair value through net income,” along with cash funding from short-term investments of $6.5 million.
8. Fair value
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

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
Of the $2.6 billion of net financial assets and liabilities measured at fair value at December 31, 2019, approximately $131.8 million, or 5.0%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $2.7 billion of net financial assets and liabilities measured at fair value

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

at December 31, 2018, approximately $178.3 million, or 6.5%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Underwriting Derivative Instruments. The Company values the government-sponsored enterprise credit-risk sharing transactions using a valuation methodology based on observable inputs from non-binding broker-dealer quotes and/or recent trading activity. As the inputs used in the valuation process are observable market inputs, the fair value of these securities are classified within Level 2. Refer to Note 10 - “Derivative instruments” for more information.
Investment Derivative Instruments. The Company values the investment derivatives, including total return swaps and options, at fair value. As the underlying investments have observable inputs, the fair value of these securities are classified within Level 2. Refer to Note 10 - “Derivative instruments” for more information.
Other Investments. The fair value of the Company’s investments in private funds are measured using the most recently available NAVs, as advised by the third-party administrators.
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The fair value of the Company’s investments in private funds are measured using the most recently available NAVs as advised by the third-party administrators. The fund NAVs are based on the administrator’s valuation of the underlying holdings in accordance with the fund’s governing documents and in accordance with GAAP.
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
The fair value of the private funds are measured using the NAV as a practical expedient, therefore the fair value of the funds have not been categorized within the fair value hierarchy.
The following table presents the Company’s financial assets and liabilities measured at fair value by level as of December 31, 2019 and 2018:

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

		Fair Value Measurement Using:
December 31, 2019	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets measured at fair value:
Term loans	$1,061,934	$—	$1,025,886	$36,048
Fixed maturities:
Corporate bonds	372,473	—	371,540	933
U.S. government and government agency bonds	285,609	285,500	109	—
Asset-backed securities	336,171	—	336,171	—
Mortgage-backed securities	32,456	—	32,456	—
Non-U.S. government and government agency bonds	133,409	—	133,409	—
Municipal government and government agency bonds	2,184	—	2,184	—
Short-term investments	329,303	318,012	11,291	—
Equities	125,137	13,548	2,998	108,591
Other underwriting derivative assets	148	—	148	—
Investment derivative assets (1)	1,667	—	1,667	—
Other investments measured at net asset value (2)	30,461	—	—	—
Total assets measured at fair value	$2,710,952	$617,060	$1,917,859	$145,572

Investment derivative liabilities (1)	257	—	257	—
Payable for securities sold short:
Corporate bonds	66,257	—	66,257	—
Total liabilities measured at fair value	$66,514	$—	$66,514	$—
(1) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets as of December 31, 2019.
(2) In accordance with applicable accounting guidance, other investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

		Fair Value Measurement Using:
December 31, 2018	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets measured at fair value:
Term loans	$1,000,652	$—	$953,173	$47,479
Fixed maturities:
Corporate bonds	654,607	—	630,330	24,277
U.S. government and government agency bonds	268,675	268,567	108	—
Asset-backed securities	225,983	—	203,423	22,560
Mortgage-backed securities	22,161	—	22,161	—
Non-U.S. government and government agency bonds	136,513	—	136,513	—
Municipal government and government agency bonds	8,231	—	8,231	—
Short-term investments	282,132	256,288	25,844	—
Equities	89,651	7,977	11,223	70,451
Other underwriting derivative assets	249	—	249	—
Investment derivative assets (1)	51	—	51	—
Other investments measured at net asset value (2)	49,762	—	—	—
Total assets measured at fair value	$2,738,667	$532,832	$1,991,306	$164,767

Investment derivative liabilities (1)	1,279	—	1,279	—
Payable for securities sold short:
Corporate bonds	7,790	—	7,790	—
Equities (1)	1,138	—	1,138	—
Total liabilities measured at fair value	$10,207	$—	$10,207	$—
(1) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets as of December 31, 2018. The Company’s call options are recorded as equities in payable for securities sold short in the consolidated balance sheets as of December 31, 2018. Such call options matured in the first quarter of 2019. The Company’s put options are recorded as equities in the consolidated balance sheets as of December 31, 2018.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The following table presents a reconciliation of the beginning and ending balances for all the financial assets measured at fair value on a recurring basis using Level 3 inputs for the year ending December 31, 2019 and 2018:

Year Ended December 31, 2019	Beginning Balance	Transfers in (out) of Level 3 (1)	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$47,479	$—	$(15,402)	$3,971	$—	$36,048
Corporate bonds	24,277	—	(23,341)	(3)	—	933
Asset-backed securities	22,560	(22,560)	—	—	—	—
Equities	70,451	—	39,705	(1,565)	—	108,591
Total	$164,767	$(22,560)	$962	$2,403	$—	$145,572

Year Ended December 31, 2018	Beginning Balance	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$62,478	$(11,705)	$(3,294)	$—	$47,479
Corporate bonds	24,710	985	(285)	(1,133)	24,277
Asset-backed securities	—	22,560	—	—	22,560
Equities	52,921	21,932	(4,402)	—	70,451
Total	$140,109	$33,772	$(7,981)	$(1,133)	$164,767
(1) During the year ended December 31, 2019, the Company obtained pricing for an asset-backed security, in which pricing was not available as of December 31, 2018. As such, the security was transferred from Level 3 to Level 2 at its fair value as of December 31, 2018.
(2) For the twelve months ended December 31, 2019, the net purchases (sales) consisted of purchases of $75.0 million of equities and $0.6 million of term loans, offset in part by the sale of $35.3 million of equities, $15.8 million of term loans and $90 thousand of corporate bonds, as well as the $0.3 million of redemptions of term loans and $23.3 million of redemptions of corporate bonds. For the year ended December 31, 2018, the net purchases (sales) consisted of purchases of: $57.1 million of equities, $22.6 million of asset-backed securities, $18.0 million of term loans, $4.4 million of short-term investments and $1.0 million of corporate bonds, partially offset by sales, calls and redemptions of $35.1 million of equities, $29.7 million of term loans and the sale of short term investments of $4.4 million.
(3) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).
Financial instruments disclosed, but not carried, at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at December 31, 2019 and 2018 due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
On July 2, 2019, the Company completed a private offering of $175.0 million in aggregate principal amount of its 6.5% senior notes due July 2, 2029 (the “senior notes”). At December 31, 2019, the Company’s senior notes were carried at cost, net of debt issuance costs, of $172.4 million and had a fair value of $179.0 million. The fair value of the senior notes was obtained from a third party pricing service and was based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
Fair value measurements on a non-recurring basis
The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

assets may not be recoverable. The Company uses a variety of techniques to determine the fair value of these assets when appropriate, as described below.
Intangible Assets
The Company tests intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. When the Company determines intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value. There were no such triggering events or changes in circumstances as of December 31, 2019.
9. Borrowings to purchase investments
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800 million secured credit facility with Bank of America, N.A. (“Bank of America”) through Watford Asset Trust I, (“Watford Trust.”) Watford Re owns all of the beneficial interests of Watford Trust. The facility expires on November 30, 2021 and is backed by a portion of Watford Re’s non-investment grade portfolio which has been transferred to Watford Trust and which continues to be managed by HPS pursuant to an investment management agreement between HPS and Watford Trust. The purpose of the facility is to provide borrowing capacity, including for the purchase of loans, securities and other assets and distributing cash or any such loans, securities or other assets to Watford Re.
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
As at December 31, 2019 and 2018, Watford Re, through Watford Trust, had borrowed approximately $484.3 million and $455.7 million, respectively. Bank of America requires the Company to hold cash and investments in deposit with, or in trust accounts with respect to the borrowed funds and outstanding letters of credit. As at December 31, 2019 and 2018, the Company was required to hold $791.0 million and $764.0 million, respectively, in such deposits and trust accounts. Watford Re has deferred the issuance and extension costs relating to the borrowings of $14.5 million and is subsequently amortizing the deferred costs over the term of the borrowing arrangements.
Custodian bank facility
During the years ended December 31, 2019 and 2018, the Company borrowed $Nil and $238.2 million from the Company’s custodian bank to purchase U.S.-denominated securities. As of December 31, 2018, the total borrowed amount of $238.2 million included 2.0 million Swiss Francs, or CHF, (USD equivalent of $2.0 million) to purchase CHF-denominated securities. The Company pays interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand.
The custodian bank requires the Company to hold cash and investments in deposit with, or in an investment account with respect to the borrowed funds. As at December 31, 2019 and 2018, the Company was required to hold $Nil and $339.1 million, respectively, in such deposits and investment accounts. The foreign exchange gain or loss on revaluation on the borrowed CHF-denominated funds is included as a component of foreign exchange gains (losses) included in the consolidated statements of net income (loss).

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Revolving credit agreement borrowings
As at December 31, 2019 and 2018, the Company had total revolving credit agreement borrowings of $484.3 million and $693.9 million, respectively, which consist of the borrowings from the secured credit facility and the custodian bank facility as discussed above.
During the years ending December 31, 2019, 2018 and 2017, interest expense incurred on the secured credit facility and the custodian bank facility was $27.7 million, $26.5 million and $15.9 million, respectively. The interest expense incurred is included as a component of borrowings and miscellaneous other investment expenses in the Company’s consolidated statements of income (loss).
As of December 31, 2019 and 2018, the fair value of the Company’s outstanding borrowings approximated their carrying value.
10. Derivative instruments
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
As of December 31, 2019 and 2018, the Company posted $13.1 million and $15.5 million, respectively, in assets as collateral. These assets are included in fixed maturities, which are recorded at fair value in the Company’s consolidated balance sheets.
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
The Company began investing in total return swaps (“swaps”) during 2018, through a Master Confirmation of Total Return Swap Transactions agreement, and recognizes the swap derivatives at fair value. The derivative assets and derivative liabilities relating to these transactions are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets. At December 31, 2019 and 2018, the Company had collateral funds held by the counterparty of $64.1 million and $36.3 million included in short-term investments in the Company’s consolidated balance sheets.
The fair value of such swaps are based on observable inputs and classified in Level 2 of the valuation hierarchy. Realized and unrealized gains and losses from investment derivatives are included in realized and unrealized gains (losses) on investments in the Company’s consolidated statements of net income (loss).
The Company did not hold any derivatives designated as hedging instruments at December 31, 2019 and 2018.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The following table summarizes information on the fair values and notional amount of the Company’s derivative instruments at December 31, 2019 and 2018:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Net Derivatives	Notional Amount (1)
	($ in thousands)
December 31, 2019
Other underwriting derivatives	$148	$—	$148	$59,879
Total return swaps	1,667	257	1,410	162,678
Total	$1,815	$257	$1,558	$222,557

December 31, 2018
Other underwriting derivatives	$249	$—	$249	$72,148
Options	808	1,138	(330)	24,551
Total return swaps	51	1,279	(1,228)	91,663
Total	$1,108	$2,417	$(1,309)	$188,362
(1) The notional amount represents the absolute value of all outstanding contracts.
The realized and unrealized gains and losses on the Company’s derivative instruments are reflected in the consolidated statements of income, as summarized in the following table:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Underwriting derivatives:
Other underwriting income (loss)	$2,412	$2,722	$3,180
Investment derivatives:
Net realized and unrealized gains (losses):
Options	799	1,314	—
Total return swaps	5,441	(1,230)	—

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

11. Earnings per common share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands except share and per share data)
Numerator:
Net income (loss) before preference dividends and redemption costs	$62,541	$(34,883)	$10,741
Preference dividends	(13,632)	(19,633)	(19,633)
Accelerated amortization of costs related to the redemption of preference shares	(4,164)	—	—
Net income (loss) available to common shareholders	44,745	(54,516)	(8,892)

Denominator:
Weighted average common shares outstanding - basic	22,366,682	22,682,875	22,682,875
Effect of dilutive common share equivalents:
Weighted average non-vested restricted share units (1)	7,286	—	—
Weighted average common shares outstanding - diluted (2)	22,373,968	22,682,875	22,682,875
Earnings (loss) per common share:
Basic	$2.00	$(2.40)	$(0.39)
Diluted	$2.00	$(2.40)	$(0.39)
(1) During the year ended December 31, 2019, the Company granted 165,287 restricted share units and common shares to certain employees and directors, 82,360 of which are non-vested. Refer to Note 19 - “Share transactions” for further details.
(2) Warrants held by Arch and HPS were not included in the computation of diluted earnings because the exercise price of the warrants exceeded the market price of the common shares during the period and the exercise of the warrants would have been anti-dilutive. The warrants expire on March 25, 2020. The number of common shares issuable upon exercise of the warrants that was excluded was 1,704,691 common shares.
12. Income taxes
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
WICE is incorporated under the laws of Gibraltar and regulated by the Gibraltar Financial Services Commission (the “FSC”) under the Financial Services (Insurance Company) Act (the “Gibraltar Act”). In addition to its operations in Gibraltar, WICE operates a branch in Romania. The current rates of tax on applicable profits in Gibraltar and Romania are 10% and 16%, respectively. The open tax years that are potentially subject to examination are 2018 and 2019 in Gibraltar and 2018 and 2019 in Romania.
Watford Holdings (U.K.) Limited is incorporated in the United Kingdom and is subject to U.K. corporate income tax. The current U.K. corporate income tax rate is 19% and will be reduced to 17% from April 1, 2020. The open tax years that are potentially subject to examination by U.K. tax authorities are 2018 and 2019.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Watford Holdings (U.S.) Inc. is incorporated in the United States and files a consolidated U.S. federal tax return with its subsidiaries, Watford Specialty Insurance Company, Watford Insurance Company, and Watford Services Inc. The U.S. federal tax rate is 21% for tax years beginning after December 31, 2017. The open tax years that are potentially subject to examination by U.S. tax authorities are 2016 through 2019.
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Current income tax expense (benefit):
United States	$20	$27	$—
Gibraltar	—	—	21
United Kingdom	—	—	—
	20	27	21
Deferred income tax expense (benefit):
United States	—	—	—
Gibraltar	—	—	—
United Kingdom	—	—	—
	—	—	—
Total income tax expense (benefit)	$20	$27	$21
The Company’s income or loss after preferred dividends and before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Income (loss) before income taxes:
Bermuda	$42,775	$(52,953)	$(6,041)
United States	346	(2,146)	(1,485)
Other	1,644	610	(1,345)
Total income (loss) before income taxes	$44,765	$(54,489)	$(8,871)

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The reconciliation between the Company’s income tax expense and the expected income tax expense at the Bermuda statutory tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Expected income tax expense (benefit) at Bermuda statutory rate	$—	$—	$—
Addition (reduction) in income tax expense (benefit) resulting from:
Foreign taxes at local expected rates	280	(395)	(659)
Change in tax rate related to U.S. tax reform	—	—	664
Change in valuation allowance	(120)	400	17
Other	(140)	22	(1)
Total income tax expense (benefit)	$20	$27	$21
Deferred income tax assets and liabilities reflect temporary differences based on enacted tax rates between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Deferred income tax assets:
Net operating loss	$84	$858	$1,068
Unearned premium reserve	291	142	49
Loss reserves	138	59	10
Ceding commissions	1,006	339	170
Capitalized expenses	92	101	109
Investment basis differences	—	133	—
Other accruals	18	—	—
Deferred tax assets before valuation allowance	1,629	1,632	1,406
Valuation allowance	(1,269)	(1,488)	(1,127)
Deferred tax assets net of valuation allowance	360	144	279
Deferred income tax liabilities:
Goodwill and intangible assets	(260)	(144)	(27)
Investment basis differences	(100)	—	(252)
Total deferred tax liabilities	(360)	(144)	(279)
Net deferred income tax assets (liabilities)	$—	$—	$—
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2019 and 2018, the Company’s valuation allowance was $1.3 million and $1.5 million, respectively. The valuation allowance includes U.S. operating loss carry-forwards that begin to expire in 2037. After consideration of the valuation allowance, the Company had net deferred tax assets of $Nil as of December 31, 2019 and 2018.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

After taking into account the impact of the change in the valuation allowance, the Company recognized income tax expense of $20.0 thousand, $27.0 thousand and $21.0 thousand during the year ended December 31, 2019, 2018 and 2017, respectively.
The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of both December 31, 2019 and 2018, the Company’s total unrecognized tax benefits, including interest and penalties, were $Nil.
Federal excise taxes
The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rate of tax, unless reduced by an applicable U.S. tax treaty, is 1% for all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions. For the years ended December 31, 2019, 2018 and 2017, the Company incurred approximately $5.7 million, $4.3 million and $3.6 million, respectively, of federal excise taxes. Such amounts are reflected as acquisition expenses in the Company’s consolidated statements of income (loss).
13. Transactions with related parties
In March 2014, ARL invested $100.0 million in the Company and acquired approximately 11% of its common equity.
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
ACGL and affiliates
At December 31, 2019, ARL held approximately 12.5% of the Company’s common equity. Affiliates of ACGL held approximately 6.6% of the Company’s preference shares.
On July 2, 2019, affiliates of ACGL purchased $35 million in aggregate principal amount of the Company’s 6.5% senior notes due July 2, 2029. On August 1, 2019, affiliates of ACGL received $11.5 million in connection with the Company’s redemption of its preference shares.
Certain directors, executive officers and management of ACGL own common and preference shares of the Company.
The related balances presented in the consolidated statement of income (loss) for the years ended December 31, 2019, 2018 and 2017 were as follows:

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Consolidated statement of income (loss) items:
Interest expense	1,131	—	—
Preference dividends	902	1,299	1,299
Accelerated amortization of costs related to the redemption of preference shares	276	—	—
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
The related AUL and AUI fees and reimbursements incurred in the consolidated statement of income (loss) for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Consolidated statement of income (loss) items:
Acquisition expenses	$20,808	$15,578	$10,755
General and administrative expenses	6,899	6,796	6,599
Total	$27,707	$22,374	$17,354
Reinsurance transactions with ACGL affiliates
The Company reinsures ARL and other ACGL subsidiaries and affiliates for property and casualty risks on a quota share basis. ACGL cedes business to the Company pursuant to inward retrocession agreements the Company’s operating subsidiaries have entered into with ACGL. Pursuant to these inward retrocession agreements, the Company pays a ceding fee based on the business ceded and the applicable retrocession agreement. Such fees, in addition to origination fees, are reflected in “acquisition expenses” on the consolidated statement of income (loss).

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The related consolidated statement of income (loss) for the years ended December 31, 2019, 2018 and 2017 for the inward retrocession transactions were as follows:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Consolidated statement of income (loss) items:
Gross premiums written	$201,110	$252,841	$289,484
Net premiums earned	235,923	277,576	302,774
Losses and loss adjustment expenses	198,386	211,434	243,079
Acquisition expenses (1)	71,302	89,832	102,098
(1) Acquisition expenses relating to the ACGL inward quota share agreements referred to above. For the years ended December 31, 2019, 2018 and 2017, the Company incurred ceding fees to Arch, in aggregate, of $16.6 million, $17.6 million and $17.0 million, respectively, under these inward retrocession agreements.
Separately, the Company’s operating subsidiaries have entered into outward quota share retrocession or reinsurance agreements with ACGL subsidiaries. Specifically, each of Watford Re and WICE has entered into a separate outward quota share retrocession or reinsurance agreement with ARL, and each of WSIC and WIC has entered into a separate outward quota share reinsurance agreement with ARC.
The related consolidated statement of income (loss) for the years ended December 31, 2019, 2018 and 2017 for the outward retrocession transactions were as follows:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Consolidated statement of income (loss) items:
Gross premiums ceded	$(112,701)	$(55,934)	$(32,028)
Net premiums earned	(65,234)	(44,730)	(24,351)
Losses and loss adjustment expenses	(56,164)	(31,031)	(19,125)
Acquisition expenses (1)	(13,672)	(10,200)	(4,906)
(1) Acquisition expenses relating to the ACGL outward quota share agreements referred to above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The related consolidated balance sheet account balances as of December 31, 2019 and 2018 were as follows:

	December 31,	December 31,
	2019	2018
	($ in thousands)
Consolidated balance sheet items:
Total investments	$815,528	$719,189
Premiums receivable	106,462	118,208
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	79,597	45,954
Prepaid reinsurance premiums	75,249	27,598
Deferred acquisition costs, net	31,609	48,380
Funds held by reinsurers	29,867	33,352
Other assets - contingent commissions	—	2,967
Reserve for losses and loss adjustment expenses	693,861	631,670
Unearned premiums	143,852	166,491
Losses payable	39,619	19,098
Reinsurance balances payable	62,301	20,299
Senior notes	35,000	—
Amounts due to affiliates	4,467	5,888
Other liabilities - contingent commissions	5,516	—
Contingently redeemable preference shares	3,462	14,627
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The related consolidated statement of income (loss) for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Consolidated statement of income (loss) items:
Investment management fees - related parties	$1,062	$1,176	$624
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
During the year ended December 31, 2017, the Company invested $50.0 million in a private fund (“Master Fund”) as part of HPS’s investment strategy. HPS acts as the Trading Manager and provides certain administrative management services to the Master Fund. During the year ended December 31, 2019, the Company fully redeemed its investment in the Master Fund.
During the year ended December 31, 2019, the Company invested $28.7 million in a limited partnership as part of HPS’s investment strategy. HPS acts as the general partner and manager of the limited partnership. At December 31, 2019, the Company’s investment had a fair value of $30.5 million and represented approximately 12% of the outstanding partnership interests. The management fees and performance fees on the limited partnership will be subject to the existing fee structure of the existing investment management agreement between the Company and HPS, as discussed above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The related consolidated statement of income (loss) for the years ended December 31, 2019, 2018 and 2017, and consolidated balance sheet account balances for HPS management fees and performance fees as of December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Consolidated statement of income (loss) items:
Investment management fees - related parties	$17,330	$15,830	$20,827
Investment performance fees - related parties	12,191	48	14,905
	$29,521	$15,878	$35,732

	December 31,	December 31,
	2019	2018
	($ in thousands)
Consolidated balance sheet items:
Other investments, at fair value	$30,461	$49,762
Investment management and performance fees payable	17,762	3,807
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
The table below provides the aggregate fees the Company paid to Artex under the insurance management services agreement for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Fees paid to Artex under insurance management services agreement	$431	$534	$325
For the years ended December 31, 2019, 2018 and 2017, the Company paid no fees to Arch under this insurance management services agreement.
14. Commitments and contingencies
Concentrations of credit risk
For our reinsurance agreements, the creditworthiness of a counterparty is evaluated by the Company, taking into account credit ratings assigned by independent agencies. The credit approval process involves an assessment of factors, including, among others, the counterparty country and

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

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
The Company’s reinsurance recoverables, and prepaid reinsurance premiums, net of reinsurance balances payable, resulting from reinsurance agreements entered into with ARL and ARC as of December 31, 2019 and 2018 amounted to $92.5 million and $53.3 million, respectively. ARL and ARC have “A+” credit ratings from A.M. Best.
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
The Company’s investment portfolios are managed in accordance with investment guidelines that include standards of diversification, which limit the allowable holdings of any single issuer. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2019 and 2018, other than cash and cash equivalents held in operating and investment accounts with financial institutions with credit ratings between “A” and “AA-.”
Lloyds letter of credit facility
On May 14, 2019, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2020. Under the renewed Lloyds Facility, the Company may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which the Company was in compliance at December 31, 2019 and 2018. At such dates, the Company had $51.0 million and $68.9 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in the Company’s consolidated balance sheets.
Unsecured letter of credit facility
On September 20, 2019, Watford Re signed a 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount is $100.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. The Unsecured Facility also requires the maintenance of certain covenants, which the Company was in compliance with at December 31, 2019. In the Unsecured Facility, the Company makes representations, warranties and covenants that are customary for facilities of this type, which the Company was in compliance with at December 31, 2019. At December 31, 2019, the Company had $19.3 million in outstanding letters of credit issued from the Unsecured Facility.
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility (the “Secured Facility”) with Bank of America, N.A., which expires on November 30, 2021. The purpose of the Secured Facility is to provide borrowings, backed by Watford Re’s investment portfolios. In addition, the Secured Facility allows for Watford Re to issue up to $400.0 million in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements. At December 31, 2019, Watford Re had $484.3 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At December 31, 2018, Watford Re had $455.7 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At December 31, 2019 and 2018, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facility
As of December 31, 2019 and 2018, Watford Re had $Nil and $238.2 million, respectively, in borrowings from our custodian bank to purchase USD-denominated securities. As of December 31, 2018, the total borrowed amount of $238.2 million included 2.0 million Swiss Francs, or CHF (USD equivalent of $2.0 million), to purchase CHF-denominated securities. The Company pays interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the non-U.S. dollar-denominated borrowed funds is included as a component of foreign exchange gains (losses) included in the consolidated statements of net income (loss).
The custodian bank requires the Company to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At December 31, 2019 and 2018, the Company was required to hold $Nil and $339.1 million, respectively, in such deposits and investment accounts.
Employment and other arrangements
The Company has employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, participation in the Company’s employee benefit programs, the Company’s share-based compensation plans, and the reimbursements of expenses.
Investment commitments
As of December 31, 2019, the Company had unfunded commitments of $8.4 million relating to term loans and $26.4 million relating to equities within its investment portfolios. As of December 31, 2018, the Company had unfunded commitments of $2.9 million relating to equities within its investment portfolios.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Acquisition commitments
The Company has entered into an agreement to purchase Axeria IARD, a property and casualty insurance company based in France. The Company has committed to acquire 100% of the capital stock of Axeria IARD from the APRIL group. The transaction is subject to regulatory approval and is expected to close in the second quarter of 2020.
15. Leases
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
The lease includes an option to extend or renew the lease term. The exercise of the renewal option is at the Company’s discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term if the Company is reasonably certain of exercising those options. Such options relating to the extension or renewal of the lease term are not included in the operating lease liability at this time.
Lease expense is included in general and administrative expenses in the Company’s consolidated statements of net income (loss). Additional information regarding the Company’s real estate operating lease is as follows.

Year Ended December 31, 2019
($ in thousands)
Lease cost:
Operating lease	$241
Other information on operating lease:
Cash payments included in the measurement of lease liability reported in operating cash flows	283
Right-of-use assets (1)	970
Operating lease liability (2)	970
Weighted average discount rate	3.9%
Weighted average remaining lease term in years	3.75 years
(1) Included in “other assets” on the Company’s consolidated balance sheet.
(2) Included in “other liabilities” on the Company’s consolidated balance sheet.
The following tables present the contractual maturity of the Company’s lease liability:

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

December 31, 2019
($ in thousands)
2020	283
2021	283
2022	283
2023	189
Total undiscounted lease payments	1,038
Less: present value adjustment	(68)
Operating lease liability	970

December 31, 2018
($ in thousands)
Future rental commitments
2019	283
2020	283
2021	283
2022	283
2023	189
Total	1,321
16. Senior notes
On July 2, 2019, the Company completed a private offering of $175.0 million in aggregate principal amount of its 6.5% senior notes due July 2, 2029. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, commencing January 2, 2020. The $172.3 million net proceeds from the offering were used to redeem a portion of the Company’s outstanding preference shares, as described above in Note 17, “Contingently redeemable preference shares”. Affiliates of ACGL purchased $35 million in aggregate principal amount of the senior notes.
The senior notes are the Parent’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of the Parent that are unsecured and unsubordinated. The Company may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. After July 2, 2024, the senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements. The indenture governing the senior notes contains certain customary covenants, including those related to the punctual payment of interest and principal amounts due. The Company was in compliance with such covenants at December 31, 2019.
As of December 31, 2019, the carrying amount of the senior notes was $172.4 million, presented net of unamortized debt issuance costs of $2.6 million. As of December 31, 2018, the carrying amount of the senior notes was $Nil.
17. Contingently redeemable preference shares
In March 2014, the Company issued 9,065,200 8½% Cumulative Redeemable Preference Shares (the “preference shares”). The preference shares have a par value of $0.01 per share and a liquidation preference of $25.00 per share. The preference shares were issued at a discounted purchase price of $24.50 per share. Holders of the preference shares are entitled to receive, if declared by the board of directors, quarterly cash dividends on the last day of March, June, September, and December of

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

each year. Prior to June 30, 2019, dividends on the preference shares accrued at a fixed rate of 8.5% per annum (the “Fixed Rate Period”). Dividends accrue from (and including) June 30, 2019 (the “Floating Rate Period”), at a floating rate per annum (the “Floating Rate”) equal to three-month U.S. dollar LIBOR plus a margin of 667.85 basis points; provided, that, if, at any time, the three-month U.S. dollar LIBOR shall be less than 1%, then the three-month U.S. dollar LIBOR for purposes of calculating the Floating Rate at the time of such calculation shall be 1%. The preference shares may be redeemed by the Company on or after June 30, 2019 or at the option of the preference shareholders at any time on or after June 30, 2034 at the liquidation price of $25.00 per share. Because the redemption features are not solely within the control of the Company, the preference shares have been recorded as mezzanine equity on the Company’s consolidated balance sheets in accordance with applicable accounting guidance. Preference share dividends, including the accretion of the discount and issuance costs, are included in “Preference dividends” in the Company’s consolidated statements of income (loss).
On August 1, 2019, the Company redeemed 6,919,998 of its 9,065,200 total issued and outstanding preference shares, which were redeemed at a total redemption price of $25.19748 per share, inclusive of all declared and unpaid dividends, with accumulation of any undeclared dividends on or after June 30, 2019. After the redemption date, dividends on the preference shares that were redeemed ceased to accrue, and such redeemed preference shares ceased to be outstanding. Affiliates of Arch Capital Group Ltd. received $11.5 million in connection with the redemption of the preference shares.
For the years ended December 31, 2019, 2018 and 2017, dividends paid on the preference shares totaled $13.4 million, $19.3 million and $19.3 million, respectively.
For the year ended December 31, 2019, accelerated amortization of costs related to the redemption of preference shares totaled $4.2 million. For the years ended December 31, 2019, 2018 and 2017, accretion of the discount and issuance costs was $0.2 million, $0.4 million and $0.4 million, respectively.
The following table presents a reconciliation of the preference shares for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Preference shares:
Balance at the beginning of the period	$220,992	$220,622	$220,253
Preference shares repurchased during the period	(173,081)	—	—
Accelerated amortization of costs related to the redemption of preference shares	4,164	—	—
Accretion discount and issuance costs on remaining preference shares	230	370	369
Balance at the end of the period	$52,305	$220,992	$220,622
18. Shareholders’ equity
Common shares
The authorized share capital of the Company at December 31, 2019 and 2018 was 120 million of common shares and 30 million of preference shares.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Share repurchase program
During 2019, the Company’s board of directors authorized a share repurchase program up to $75 million of our outstanding common shares.
During the fourth quarter of 2019, the Company fully utilized the board authorized share repurchase program limit and purchased 2.8 million shares at an average price per share of $26.89. At December 31, 2019, the shares are held in treasury, at an aggregate cost of $75.0 million (excluding transaction costs).
The following table presents a roll-forward of changes in the Company’s issued and outstanding common shares:

	Year Ended December 31,
	2019	2018	2017
Common shares:
Shares issued and outstanding, beginning of year	22,682,875	22,682,875	22,682,875
Shares issued (1)	9,425	—	—
Shares issued, end of year	22,692,300	22,682,875	22,682,875
Common shares in treasury, end of year	(2,789,405)	—	—
Shares outstanding, end of year (2)	19,902,895	22,682,875	22,682,875
(1) Includes shares issued from the share-based compensation plans. Refer to Note 19 - “Share transactions”.
(2) Excludes unissued vested shares of 73,502. Refer to Note 11 - “Earnings per common share”.
Warrants
In connection with our initial private placement, we issued to Arch warrants to purchase up to 975,503 of common shares and to HPS warrants to purchase up to 729,188 of common shares. The warrants expire on March 25, 2020, and are exercisable at any time following a listing or public share offering by the Company. The exercise price of the warrants is determined on the date of exercise so that, if all such warrants then outstanding were exercised in full on such exercise date in respect of the common shares then subject to such warrants, initial holders who purchased common shares in our initial private placement would achieve a 15% target return (including dilution from such warrants and excluding dilution from start-up expenses related to our formation and initial private placement or any warrants we may issue in the future) from March 25, 2014, the initial closing of our private placement, through the date of such exercise, based on the $40.00 initial purchase price per common share paid by such initial holders and the market value of the common shares that would be necessary for the initial holders to achieve such target return if the initial holders disposed of their common shares on the date of such exercise.
The warrants issued to Arch and HPS contain a provision where, at the holder’s request and at our option and in our sole discretion, the holder may, subject to certain conditions, receive cash in lieu of common shares upon exercise of the warrants. The amount of the cash payment is calculated by multiplying (i) the number of common shares for which the warrant is being exercised by (ii) the volume weighted average price per common share for the 20 trading days immediately prior to (but not including) the date of exercise less the strike price. We are not, however, required to net cash settle the warrants.
19. Share transactions
Share-based compensation
The Company uses share-based compensation plans for officers, other employees and directors of the Parent and its subsidiaries to provide competitive compensation opportunities, to encourage

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

long-term service, to recognize individual contributions and reward achievement of performance goals and to promote the creation of long-term value for shareholders by aligning the interests of such persons with those of shareholders.
The 2018 Stock Incentive Plan (the “2018 Plan”) became effective as of March 28, 2019 following approval by the Board of Directors of the Company and the listing of the Company’s common shares. The 2018 Plan provides for the issuance of restricted share units, performance units, restricted shares, performance shares, share options and share appreciation rights and other equity-based awards to the Company’s employees and directors. The 2018 Plan authorizes the issuance of 907,315 common shares and will terminate on March 28, 2029. As of December 31, 2019, 742,028 shares were available for future issuance.
During 2019, the Company granted 165,287 restricted share units and common shares to certain officers, other employees and directors. On the grant date of April 26, 2019, the fair value of the restricted share units and common shares was approximately $26.53 per share. Of the total restricted share units and common shares granted, 82,927 were vested and fully expensed, including 9,425 common shares issued. The remaining 82,360 restricted share units are being amortized over a 3-year vesting period, being the requisite service period. No additional restricted share units or common shares were granted during remainder of 2019. There were no forfeitures or expired awards during 2019.
The effect of compensation cost arising from share-based payment awards on the consolidated statement of income (loss), within general and administrative expenses, for the year ended December 31, 2019 was $2.7 million, which includes an accelerated expense recognition for retirement eligible employees.
20. Retirement plans
For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For the years ended December 31, 2019, 2018 and 2017, the Company expensed approximately $0.3 million, $0.2 million and $0.2 million, respectively, related to these retirement plans.
21. Legal proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2019, the Company was not a party to any litigation or arbitration, which is expected by management to have a material adverse effect on the Company’s results of operations or financial condition and liquidity.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

22. Statutory information
The Company’s subsidiaries are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate. These regulations include certain restrictions on the amount of dividends or other distributions available to shareholders without prior approval of the regulatory authorities.
The actual and required statutory capital and surplus for the Company’s significant regulatory jurisdictions at December 31, 2019 and 2018 was as follows:

	December 31,
	2019		2018
	Actual	Required	Actual	Required
	($ in thousands)
Statutory capital and surplus:
Bermuda (1)	$1,106,576	$700,000	$1,114,933	$650,902
Watford Specialty Insurance Company	59,763	4,603	60,964	3,464
Watford Insurance Company	29,749	2,280	17,088	1,789
United States	89,512	6,883	78,052	5,253
Gibraltar	29,113	15,710	22,927	13,136
(1) The BSCR for Watford Re for the year ended December 31, 2019 will not be filed with the BMA until April 2020. As such, the required statutory capital and surplus as at December 31, 2019 is an estimate of ECR.
There were no state-prescribed or permitted regulatory accounting practices for any of the Company’s subsidiaries that resulted in reported statutory surplus that differed from that which would have been reported under the prescribed practices of the respective regulatory authorities, including the National Association of Insurance Commissioners. The differences between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction, however, with the primary differences being that statutory financial statements may not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation or depreciation on debt securities and certain unauthorized reinsurance recoverables and include contingency reserves.
The statutory net income (loss) for the Company’s significant regulatory jurisdictions at December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Statutory net income (loss):
Bermuda	$72,771	$(25,110)	$10,982
Watford Specialty Insurance Company	426	525	315
Watford Insurance Company	(730)	(2,488)	(204)
United States	(304)	(1,963)	111
Gibraltar	1,681	653	1,320
Bermuda
Under the Insurance Act, Watford Re, the Company’s reinsurance subsidiary, is registered as a Class 4 insurer and is required to maintain minimum statutory capital and surplus equal to the greater of a

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

minimum solvency margin and the enhanced capital requirement as determined by the Bermuda Monetary Authority (“BMA”).
The enhanced capital requirement is calculated based on the Bermuda Solvency Capital Requirement model (“BSCR Model”), a risk-based model that takes into account the risk characteristics of different aspects of the Company’s business. At December 31, 2019 and 2018, all such requirements were met.
The ability to pay dividends is limited under Bermuda laws and regulations. Under the Insurance Act, Watford Re is restricted with respect to the payment of dividends. Watford Re is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least 7 days before payment of such dividends, with the BMA, an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. Accordingly, Watford Re can pay dividends or return capital of approximately $276.6 million during 2020 without providing an affidavit to the BMA.
Gibraltar
WICE is licensed by the Gibraltar Financial Services Commission (“GFSC”) under the Gibraltar Financial Services (Insurance Companies) Act (“the Gibraltar Act”) to underwrite various insurance businesses across Europe. Under the Gibraltar Act, WICE is subject to capital requirements and is required to prepare and submit annual financial statements to the GFSC as outlined in the Gibraltar Act and in accordance with Gibraltar Generally Accepted Accounting Practice.
WICE shall notify the GFSC of any proposals to declare or pay a dividend on any of its share capital. WICE shall not declare or pay any dividend within 14 days of the date of notification. As of December 31, 2019 and 2018, WICE was in compliance with the GFSC dividend requirement.
United States
The Company’s U.S. subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. The ability of the Company’s regulated U.S. subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to common shareholders without prior approval of the insurance regulatory authorities.
Any dividends or distributions made by WSIC or WIC would result in an increase in available capital at Holdings U.S. WSIC and WIC can declare a maximum of $6.0 million and $3.0 million, respectively, of dividends during 2020, without prior approval from the New Jersey Commissioner of Insurance.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

23. Unaudited Condensed Quarterly Financial Information
The following table summarizes the 2019 and 2018 unaudited condensed quarterly financial information:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	($ in thousands, except per share data)
Year Ended December 31, 2019
Net premiums written	$112,353	$155,752	$119,370	$145,387
Net premiums earned	133,446	125,832	151,318	146,094
Underwriting income (loss)	(37,819)	(5,021)	(5,266)	(5,970)
Net interest income	29,826	29,536	26,415	30,434
Realized and unrealized gains (losses) on investments	6,105	(14,646)	(936)	33,720
Net investment income (loss)	32,082	14,040	23,787	58,354
Preference dividends	(1,209)	(2,608)	(4,908)	(4,907)
Accelerated amortization of costs related to the redemption of preference shares	—	(4,164)	—	—
Net income (loss) available to common shareholders	(16,864)	152	13,825	47,632
Earnings (loss) per common share - basic	$(0.79)	$0.01	$0.61	$2.10
Earnings (loss) per common share - diluted	$(0.79)	$0.01	$0.61	$2.10

Year Ended December 31, 2018
Net premiums written	$132,360	$151,677	$140,586	$179,552
Net premiums earned	146,973	135,624	159,518	136,747
Underwriting income (loss)	(22,660)	(912)	(1,006)	(1,262)
Net interest income	29,955	27,397	26,042	24,139
Realized and unrealized gains (losses) on investments	(97,597)	(3,617)	(10,614)	(2,006)
Net investment income (loss)	(61,084)	21,373	13,826	19,536
Preference dividends	(4,909)	(4,909)	(4,908)	(4,907)
Net income (loss) available to common shareholders	(95,259)	18,837	9,124	12,782
Earnings (loss) per common share - basic	$(4.20)	$0.83	$0.41	$0.56
Earnings (loss) per common share - diluted	$(4.20)	$0.83	$0.41	$0.56
24. Subsequent events
The Company has completed its subsequent events evaluation for the period subsequent to the balance sheet date of December 31, 2019, and concluded that there are no subsequent events requiring recognition or disclosure.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
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
Management’s Annual Report on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other information
None.

Part III.
Item 10. Directors, executive officers and corporate governance
The information required by this item is incorporated by reference from the information to be included in our definitive proxy statement, which we refer to as the “Proxy Statement,” for our annual meeting of shareholders to be held in 2020, which we intend to file with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2019, pursuant to Regulation 14A.
Item 11. Executive compensation
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement, which we intend to file pursuant to Regulation 14A with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2019, which Proxy Statement is incorporated by reference.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Other than the information set forth below, the information required by this item is incorporated by reference from the information to be included in the Proxy Statement which we intend to file pursuant to Regulation 14A with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2019, which Proxy Statement is incorporated by reference.
Securities authorized for issuance under equity compensation plans
The following information is as of December 31, 2019:

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Stock Options, Warrants and Rights ($) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (2)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	155,862	N/A	742,028
Total	155,862	—	742,028
(1) Comprised of 73,502 vested and 82,360 unvested restricted share units, which do not have an exercise price.
(2) Includes common shares remaining available for future issuance under our 2018 Incentive Plan. Shares available for future issuance under our 2018 Incentive Plan may be issued in the form of stock options and share appreciation rights, restricted shares, restricted share units, dividend equivalents and other share based awards.
2018 stock incentive plan
We have adopted the Watford Holdings Ltd. 2018 Stock Incentive Plan, or the 2018 Incentive Plan, which permits us to provide equity-based compensation to our employees, directors, officers,

advisors, consultants, and certain other service providers of our company and our affiliates in the form of options, share appreciation rights, dividend equivalent rights, restricted shares, restricted share units, performance shares, performance units, cash performance units and other equity-based awards.
Administration of the 2018 Incentive Plan. The compensation committee of our board of directors has full authority to administer and interpret the 2018 Incentive Plan, to authorize the granting of awards, to determine the eligibility of employees, directors, officers, advisors, consultants and certain other service providers of our company and our affiliates to receive an award, to determine the number of common shares to be covered by each award, to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the 2018 Incentive Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the 2018 Incentive Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. Each member of the compensation committee is intended to be, to the extent required by Rule 16b-3 under the Exchange Act, a non-employee director.
Eligibility. All employees, directors, officers, advisors, consultants and certain other service providers of our company and our affiliates are eligible to receive awards under the 2018 Incentive Plan.
Share authorization. Our 2018 Incentive Plan provides for grants of equity-based awards of our common shares, subject to a ceiling of 907,315 common shares.  If an award or any portion of an award granted under the 2018 Incentive Plan is forfeited, canceled, terminated, exchanged or surrendered without having been exercised or paid, as the case may be, the shares subject to the award or a portion of the award will again become available for the issuance of additional awards.  Unless extended by our board of directors with shareholder approval, no new award may be granted under the 2018 Incentive Plan after the tenth anniversary of the date that such plan was initially approved by our board of directors.
No repricing. Except in connection with certain corporate transactions, no amendment or modification may be made to an outstanding stock option or share appreciation right, including by replacement with or substitution of another award type, that would be treated as a repricing under applicable stock exchange rules or would replace stock options or share appreciation rights with an exercise price in excess of the fair market value of a share of our common shares with cash, in each case, without the approval of our shareholders (although appropriate adjustments may be made to outstanding stock options and share appreciation rights to achieve compliance with applicable law, including the Code).
Recoupment. Award agreements granted pursuant to the 2018 Incentive Plan may provide for mandatory repayment by the recipient to us of any gain realized by the recipient to the extent we are required to prepare a financial restatement, such that the amount of the previously awarded incentive compensation would have been lower had results been properly reported.
Awards that may be granted under the 2018 Incentive Plan
The following is a summary of certain of the types of awards that may be granted under the 2018 Incentive Plan. To date, we have used the 2018 Incentive Plan to grant our directors common shares, which have been unrestricted, and to grant our officers and employees restricted share units.
Stock options and share appreciation rights. The terms of specific stock options shall be determined by the compensation committee. The exercise price of a stock option shall be determined by the compensation committee and reflected in the applicable award agreement. The exercise price with respect to stock options may not be lower than 100% of the fair market value of our common shares on the date of grant. Each stock option will be exercisable after the period or periods specified in the award agreement, which will generally not exceed 10 years from the date of grant. Stock options will be exercisable at such times and subject to such terms as determined by the compensation committee. We may also grant share appreciation rights, which are a right to receive a number of shares, or, in the discretion of the compensation committee, an amount of cash, or a combination of shares and cash, based upon the increase in the fair market value of the shares underlying the right during a stated period of time specified in the award agreement.
Restricted shares. A restricted share award is an award of common shares that is subject to restrictions on transferability and such other restrictions the compensation committee may impose at the date of grant. Grants of restricted common shares will be subject to vesting schedules and other restrictions as determined by the compensation committee. The restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established performance criteria, in such installments or otherwise, as the compensation committee may determine. Generally, a participant granted restricted common shares has all of the rights of a shareholder, including, without limitation, the right to vote and the right to receive dividends on the restricted common shares. Although dividends will be paid on restricted common shares, whether or not vested, at the same rate and on the same date as on our common shares (unless otherwise provided in an award agreement), holders of restricted common shares are prohibited from selling such shares until they vest.
Restricted share units. Restricted share units represent a right to receive the fair market value of a common share, or, if provided by the compensation committee, the right to receive the fair market value of a common share in excess of a base value established by the compensation committee at the time of grant. Restricted share units may generally be settled in cash or by transfer of common shares.
Dividend equivalents. A dividend equivalent is a right to receive (or have credited) the equivalent value (in cash or common shares) of dividends paid on common shares otherwise subject to an award. The compensation committee may provide that amounts payable with respect to dividend equivalents shall be converted into cash or additional common shares. The compensation committee will establish all other limitations and conditions of awards of dividend equivalents as it deems appropriate.
Other share-based awards. Our 2018 Incentive Plan authorizes the granting of other awards based upon our common shares (including the grant of securities convertible into common shares), subject to terms and conditions established at the time of grant.
Change in control. Notwithstanding any other provision of the 2018 Incentive Plan, in the event of a change in control, the surviving, successor or acquiring entity shall assume any outstanding stock options and awards or shall substitute economically equivalent options or awards for the outstanding options or awards, as applicable. If the surviving, successor or acquiring entity does not assume the outstanding stock options and awards or substitute economically equivalent stock options or awards for the outstanding stock options or awards, as applicable, or if our board of directors otherwise determines in its discretion, we shall give written notice to all participants advising that the 2018 Incentive Plan shall be terminated effective immediately prior to the change in control and all stock options and awards shall be deemed to be vested and, to the extent applicable exercised or settled immediately prior to the termination of the 2018 Incentive Plan.
Amendment; termination. Our board of directors may amend or terminate the 2018 Incentive Plan at any time; provided that no amendment or termination may materially and adversely affect the rights of participants with respect to outstanding awards. Our shareholders must approve any amendment if such approval is required under applicable law or stock exchange requirements. Our shareholders also must approve any amendment that changes the no-repricing provisions of the 2018 Incentive Plan. Unless terminated sooner by our board of directors or extended with shareholder approval, the 2018 Incentive Plan will terminate as to future awards on the tenth anniversary of the adoption of the 2018 Incentive Plan.
Item 13. Certain relationships and related transactions, and director independence
The information required by this item is incorporated by reference from the information to be included in the Proxy Statement, which we intend to file pursuant to Regulation 14A with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2019, which Proxy Statement is incorporated by reference.
Item 14. Principal accounting fees and services
The information required by this item is incorporated by reference from the information to be included in our Proxy Statement, which we intend to file pursuant to Regulation 14A with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2019, which Proxy Statement is incorporated by reference.

Part IV.
Item 15. Exhibits and financial statement schedules
(a) Financial statements, financial statement schedules and exhibits

1.	Financial statements
Included in Part II Item 8 of this report.

2.	Financial statement schedules

Page
I. Summary of Investments- Other than Investments in Related Parties
As of December 31, 2019	251

II. Condensed Financial Statements of Registrant
As of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017	252

IV. Reinsurance
As of and for the years ended December 31, 2019, 2018 and 2017	255

VI. Supplementary Information for Property and Casualty Insurance Underwriters
As of and for the years ended December 31, 2019, 2018 and 2017	256
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.

3.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
3.1	Certificate of Incorporation.	Form 10	3.1	January 29, 2019
3.2	Memorandum of Association.	Form 10	3.2	January 29, 2019
3.3	Amended and Restated Bye-Laws.	Form 10	3.3	January 29, 2019
4.1	Certificate of Designation of 8½% Cumulative Redeemable Preference Shares of Watford Holdings Ltd., dated March 14, 2014.	Form 10	4.1	January 29, 2019
4.2	Watford Holdings Ltd. Common Share Shareholders’ Agreement, dated March 25, 2014.	Form 10	4.2	January 29, 2019
4.3	Watford Holdings Ltd. Common Share Registration Rights Agreement, dated March 25, 2014.	Form 10	4.3	January 29, 2019
4.4	Watford Holdings Ltd. Preference Share Shareholders’ Agreement, dated March 31, 2014.	Form 10	4.4	January 29, 2019
4.5	Watford Holdings Ltd. Preference Share Registration Rights Agreement, dated March 31, 2014.	Form 10	4.5	January 29, 2019
4.6	Watford Holdings Ltd. - Warrant to purchase Common Shares issued to Arch Reinsurance Ltd., dated March 25, 2014.	Form 10	4.6	January 29, 2019
4.7	Watford Holdings Ltd. - Warrant to purchase Common Shares issued to Highbridge Principal Strategies, LLC, dated March 25, 2014.	Form 10	4.7	January 29, 2019
4.8	Form of Restricted Share Unit Award Agreement	S-8	4.2	May 9, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
4.8.1	Form of First Amendment to Restricted Share Unit Agreement				X
4.9	Indenture, dated as of July 2, 2019, between the Company and The Bank of New York Mellon, as trustee	8-K	4.1	July 2, 2019
4.10	Form of 6.500% Senior Notes due 2029 (included in Exhibit 4.1)	8-K	4.2	July 2, 2019
4.11	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Amended and Restated Services Agreement by and among Watford Re Ltd., Watford Holdings Ltd., Arch Underwriters Ltd., and HPS Investment Partners, LLC, dated January 1, 2019.	Form 10	10.1	January 29, 2019
10.1.1	Addendum No. 1 effective as of January 1, 2019 to Services Agreement by and among Watford Re Ltd., Watford Holdings Ltd., Arch Underwriters Ltd., and HPS Investment Partners, LLC.	Form 10	10.1.1	January 29, 2019
10.2	Amended and Restated Services Agreement by and among Watford Specialty Insurance Co., Arch Underwriters Inc., and HPS Investment Partners, LLC, dated October 1, 2016.	Form 10	10.2	January 29, 2019
10.3	Amended and Restated Services Agreement by and among Watford Insurance Company, Arch Underwriters Inc., HPS Investment Partners LLC, dated October 1, 2016.	Form 10	10.3	January 29, 2019
10.3.1	Addendum No. 1 to Amended and Restated Services Agreement by and among Watford Insurance Company, Arch Underwriters Inc., HPS Investment Partners LLC, dated as of November 1, 2017.	Form 10	10.3.1	January 29, 2019
10.4	Services Agreement by and among Watford Insurance Company Europe Limited, Arch Underwriters Ltd., and Highbridge Principal Strategies, LLC, dated December 7, 2015.	Form 10	10.4	January 29, 2019
10.5	Investment Manager Agreement by and between Watford Re Ltd. and Arch Investment Management Ltd., dated April 1, 2016.	Form 10	10.5	January 29, 2019
10.6	Investment Manager Agreement by and between Watford Specialty Insurance Company and Arch Investment Management Ltd., dated February 1, 2016.	Form 10	10.6	January 29, 2019
10.7	Investment Manager Agreement by and between Watford Insurance Company and Arch Investment Management Ltd., dated August 1, 2016.	Form 10	10.7	January 29, 2019
10.8	Investment Manager Agreement by and between Watford Insurance Company Europe Limited and Arch Investment Management Ltd., dated August 1, 2016.	Form 10	10.8	January 29, 2019
10.9	Second Amended and Restated Investment Management Agreement by and among Watford Re Ltd., Watford Holdings Ltd., Highbridge Investment Partners, LLC, and Arch Underwriters Ltd., effective as of January 1, 2018.	Form 10	10.9	January 29, 2019
10.10	Amended and Restated Investment Management Agreement by and among Watford Asset Trust I, Watford Re Ltd., and HPS Investment Partners, LLC, effective January 1, 2018.	Form 10	10.10	January 29, 2019
10.11	Amended and Restated Investment Management Agreement by and among Watford Specialty Insurance Company, HPS Investment Partners, LLC, and Arch Underwriters Inc., effective as of January 1, 2018.	Form 10	10.11	January 29, 2019
10.12	Amended and Restated Investment Management Agreement by and among Watford Insurance Company, HPS Investment Partners, LLC and Arch Underwriters Inc., effective as of January 1, 2018.	Form 10	10.12	January 29, 2019
10.13	Investment Management Agreement by and among Watford Insurance Company Europe Limited, HPS Principal Strategies, LLC and Arch Underwriters Ltd., dated December 7, 2015.	Form 10	10.13	January 29, 2019
10.14	Guarantee Agreement by and among Watford Re Ltd., Watford Holdings Ltd., and Arch Capital Group Ltd., dated March 25, 2014.	Form 10	10.14	January 29, 2019
10.15#	Quota Share Retrocession Agreement between Arch Reinsurance Europe Underwriting Limited and Watford Re Ltd., effective as of January 1, 2014.	Form 10	10.15#	January 29, 2019
10.15.1#	Addendum No. 1 effective as of January 1, 2017 to Quota Share Retrocession Agreement between Arch Reinsurance Europe Underwriting Designated Activity Company and Watford Re Ltd.	Form 10	10.15.1#	January 29, 2019
10.16#	Property Catastrophe Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd., effective as of April 1, 2014.	Form 10	10.16#	January 29, 2019
10.16.1	Addendum No. 1 to Property Catastrophe Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd., dated as of September 9, 2014.	Form 10	10.16.1	January 29, 2019
10.16.2	Addendum No. 2 to Property Catastrophe Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd., dated as of December 31, 2014.	Form 10	10.16.2	January 29, 2019
10.16.3#	Addendum No. 3 effective as of January 1, 2017 to Property Catastrophe Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd.	Form 10	10.16.3#	January 29, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
10.17#	Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd., effective as of January 1, 2014.	Form 10	10.17#	January 29, 2019
10.17.1#	Addendum No. 1 effective as of January 1, 2017 to Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd.	Form 10	10.17.1#	January 29, 2019
10.18#	Quota Share Retrocession Agreement between Arch Reinsurance Company and Watford Re Ltd., effective as of January 1, 2014.	Form 10	10.18#	January 29, 2019
10.18.1#	Endorsement No. 1 effective as of April 1, 2014 to Quota Share Retrocession Agreement between Arch Reinsurance Company and Watford Re Ltd.	Form 10	10.18.1#	January 29, 2019
10.18.2#	Endorsement No. 2 effective as of January 1, 2016 to Quota Share Retrocession Agreement between Arch Reinsurance Company and Watford Re Ltd.	Form 10	10.18.2#	January 29, 2019
10.18.3#	Endorsement No. 3 effective as of January 1, 2017 to the Quota Share Retrocession Agreement between Arch Reinsurance Company and Watford Re Ltd.	Form 10	10.18.3#	January 29, 2019
10.19#	Quota Share Retrocession Agreement between Watford Re Ltd. and Arch Reinsurance Ltd., effective as of January 1, 2014.	Form 10	10.19#	January 29, 2019
10.19.1	Addendum No. 1 effective as of January 1, 2014 to Quota Share Retrocession Agreement between Watford Re Ltd. and Arch Reinsurance Ltd.	Form 10	10.19.1	January 29, 2019
10.19.2	Addendum No. 2 effective as of July 28, 2015, February 17, 2016 or September 1, 2016 (as applicable) to Quota Share Retrocession Agreement between Watford Re Ltd. and Arch Reinsurance Ltd.	Form 10	10.19.2	January 29, 2019
10.19.3	Addendum No. 3 to Quota Share Retrocession Agreement between Watford Re Ltd. and Arch Reinsurance Ltd., dated as of August 30, 2018.	Form 10	10.19.3	January 29, 2019
10.20#	Quota Share Reinsurance Agreement between Watford Specialty Insurance Company and Arch Reinsurance Company, effective as of January 1, 2016.	Form 10	10.20#	January 29, 2019
10.20.1	Addendum No. 1 to Quota Share Reinsurance Agreement between Watford Specialty Insurance Company and Arch Reinsurance Company, dated October 15, 2018.	Form 10	10.20.1	January 29, 2019
10.21#	Quota Share Reinsurance Agreement between Watford Insurance Company and Arch Reinsurance Company, effective as of September 1, 2016.	Form 10	10.21#	January 29, 2019
10.21.1	Addendum No. 1 effective as of September 1, 2016 to Quota Share Reinsurance Agreement between Watford Insurance Company and Arch Reinsurance Company., dated October 15, 2018.	Form 10	10.21.1	January 29, 2019
10.22#	Quota Share Reinsurance Agreement between Watford Insurance Company Europe Limited and Arch Reinsurance Ltd., effective as of July 28, 2015.	Form 10	10.22#	January 29, 2019
10.23	Services Agreement between Watford Holdings (U.S.) Inc. and Arch Reinsurance Company, dated as of October 1, 2015.	Form 10	10.23	January 29, 2019
10.24	Services Agreement between Watford Holdings (U.S.) Inc. and Arch Capital Services Inc., dated as of October 1, 2015.	Form 10	10.24	January 29, 2019
10.25	Insurance Management Services Agreement between Quest Insurance Management (Gibraltar) Limited, Watford Insurance Company Europe Limited and Arch Underwriters Ltd., dated July 28, 2015.	Form 10	10.25	January 29, 2019
10.26	Guarantee Agreement between Watford Insurance Company and Arch Capital Group (U.S.) Inc., dated January 1, 2017.	Form 10	10.26	January 29, 2019
10.27	Guarantee Agreement between Watford Specialty Insurance Company and Arch Capital Group (U.S.) Inc., dated January 1, 2017.	Form 10	10.27	January 29, 2019
10.28	Employment Agreement between Watford Holdings Ltd. and John Rathgeber, dated December 4, 2018.	Form 10	10.28	January 29, 2019
10.28.1	Amended Employment Agreement between Watford Holdings Ltd. and John Rathgeber, dated May 31, 2019	10-Q	10.3	August 8, 2019
10.29	Employment Agreement between Watford Holdings Ltd. and Jonathan D. Levy, dated December 18, 2018.	Form 10	10.29	January 29, 2019
10.29.1	Amended Employment Agreement between Watford Holdings Ltd. and Jonathan D. Levy, dated May 31, 2019	10-Q	10.4	August 8, 2019
10.30	Employment Agreement between Watford Holdings Ltd. and Robert Hawley, dated November 30, 2018.	Form 10	10.30	January 29, 2019
10.30.1	Amended Employment Agreement between Watford Holdings Ltd. and Robert Hawley, dated May 31, 2019	10-Q	10.5	August 8, 2019
10.31	Employment Agreement between Watford Holdings Ltd. and Laurence B. Richardson, II, dated November 30, 2018.	Form 10	10.31	January 29, 2019
10.31.1	Amended Employment Agreement between Watford Holdings Ltd. and Laurence B. Richardson, II, dated May 31, 2019	10-Q	10.6	August 8, 2019
10.32	Employment Agreement between Watford Holdings Ltd. and Alexandre Scherer, dated November 18, 2018.	Form 10	10.32	January 29, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
10.32.1	Amended Employment Agreement between Watford Holdings Ltd. and Alexandre Scherer, dated May 31, 2019	10-Q	10.7	August 8, 2019
10.33#	Amended and Restated Credit Agreement among Watford Asset Trust I, Bank of America, N.A., dated November 30, 2017.	Form 10	10.33#	January 29, 2019
10.34	Facility letter agreement between Lloyds Bank plc and Watford Re Ltd., dated May 19, 2014.	Form 10	10.34	January 29, 2019
10.34.1	Continuing Agreement for Standby Letters of Credit between Lloyds Bank plc and Watford Re Ltd., dated May 19, 2014.	Form 10	10.34.1	January 29, 2019
10.34.2	Facility extension letter agreement between Lloyds Bank plc and Watford Re Ltd., effective as of May 16, 2018.	S-1	10.34.2	March 6, 2019
10.34.3	Facility extension letter agreement between Lloyds Bank Corporate Markets plc and Watford Re Ltd., effective as of May 16, 2019.	10-Q	10.1	August 8, 2019
10.34.4	Pledge and Security Agreement between Lloyds Bank plc and Watford Re Ltd., dated May 19, 2014.	Form 10	10.34.3	January 29, 2019
10.35	2018 Equity Incentive Plan.	Form 10	10.35	January 29, 2019
10.36	Form of Director and Officer Indemnification Agreement.	Form 10	10.36	January 29, 2019
10.37	Form of Director Acceptance Letters.	Form 10	10.37	January 29, 2019
10.38	Amended and Restated Fee Sharing Agreement by and among Arch Underwriters Ltd., Highbridge Principal Strategies, LLC, Watford Re Ltd. and Watford Holdings Ltd., effective as of March 25, 2014.	Form 10	10.38	January 29, 2019
10.39	Investment Management Agreement by and between Watford Re Ltd. and HPS Investment Partners, LLC, dated December 7, 2018.	S-1	10.39	March 6, 2019
10.41	364-Day Letter of Credit Agreement, dated as of September 20, 2019, among, inter alios, Watford Holdings Ltd., as parent guarantor, Watford Re Ltd., as account party, Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp., as joint lead arrangers and joint bookrunners, Lloyds Bank Corporate Markets Plc, as administrative agent and L/C agent, and the lenders party thereto, as issuing lenders	8-K	10.1	September 25, 2019
21.1	List of Subsidiaries.	Form 10	21.1	January 29, 2019
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial information from Watford Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATFORD HOLDINGS LTD.
(REGISTRANT)

/s/ John F. Rathgeber
Date:	February 28, 2020	John F. Rathgeber, Chief Executive Officer

Date:	February 28, 2020	/s/ Robert L. Hawley
Robert L. Hawley, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer (Principal Executive Officer)	February 28, 2020
John F. Rathgeber

	Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Robert Hawley

	Chairman of the Board and Director	February 28, 2020
Walter Harris

	Director	February 28, 2020
Maamoun Rajeh

	Director	February 28, 2020
Nicolas Papadopoulo

	Director	February 28, 2020
Garth Lorimer Turner

	Director	February 28, 2020
Deborah DeCotis

	Director	February 28, 2020
Thomas Miller

	Director	February 28, 2020
Elizabeth Gile

	Authorized Representative in the United States	February 28, 2020
Alexandre Scherer

WATFORD HOLDINGS LTD.
Schedule I - Summary of investments - other than investments in related parties.
(Expressed in thousands of U.S. dollars)

	Cost or Amortized Cost	Fair Value	Amount Shown on the Balance Sheet
December 31, 2019
Fair Value Option:
Term loan investments	$1,113,212	$1,061,934	$1,061,934
Fixed maturities:
Corporate bonds	221,024	214,354	214,354
U.S. government and government agency bonds	1,963	1,962	1,962
Asset-backed securities	200,361	190,737	190,737
Mortgage-backed securities	7,399	7,706	7,706
Non-U.S. government and government agency bonds	1,449	1,456	1,456
Municipal government and government agency bonds	380	379	379
Short-term investments	325,542	329,303	329,303
Other investments (1)	28,672	30,461	30,461
Equities	54,893	59,799	59,799
Investments, fair value option	1,954,895	1,898,091	1,898,091
Fair Value Through Net Income:
Equities, fair value through net income	78,031	65,338	65,338
Available for Sale:
U.S. government and government agency bonds	282,076	283,647	283,647
Non-U.S. government and government agency bonds	129,456	131,953	131,953
Corporate bonds	155,834	158,119	158,119
Asset-backed securities	145,555	145,434	145,434
Mortgage-backed securities	24,776	24,750	24,750
Municipal government and government agency bonds	1,759	1,805	1,805
Total investments, available for sale	739,456	745,708	745,708
Total Investments	$2,772,382	$2,709,137	$2,709,137
(1) See Note 13 - “Transactions with related parties” for disclosure of related party amounts.

WATFORD HOLDINGS LTD.
Schedule II - Condensed Financial Statements of Registrant
Condensed Balance Sheets - Parent company only
(Expressed in thousands of U.S. dollars)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$179	$4
Investments in subsidiaries	1,111,003	1,120,596
Prepaid expenses	80	31
Total assets	$1,111,262	$1,120,631

Liabilities
Other liabilities	$840	$4,995
Amounts due to affiliates	13,346	5,036
Senior notes	172,418	—
Total liabilities	186,604	10,031

Contingently redeemable preference shares	52,305	220,992

Common shares ($0.01 par; shares authorized: 120 million; shares issued: 22,692,300 and 22,682,875)	227	227
Additional paid-in capital	898,083	895,386
Retained earnings (deficit)	43,470	(1,275)
Accumulated other comprehensive income (loss)	5,629	(4,730)
Common shares held in treasury, at cost (shares: 2,789,405 and Nil)	(75,056)	—
Total shareholders’ equity	872,353	889,608
Total liabilities, contingently redeemable preference shares and shareholders’ equity	$1,111,262	$1,120,631

WATFORD HOLDINGS LTD.
Schedule II - Condensed Financial Statements of Registrant
Condensed Statements of Income (Loss) and Comprehensive Income (Loss) - Parent company only
(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018	2017
Revenues
Equity in earnings of consolidated subsidiaries	$72,771	$(25,110)	$10,981
Net investment income (loss)	247	(1)	(1)
Total revenues	73,018	(25,111)	10,980

Expenses
General and administrative expenses	(4,686)	(772)	(239)
Interest expense	(5,791)	—	—
Non-recurring direct listing expenses	—	(9,000)	—
Total expenses	(10,477)	(9,772)	(239)

Net income (loss) before preference dividends and redemption costs	62,541	(34,883)	10,741
Preference dividends	(13,632)	(19,633)	(19,633)
Accelerated amortization of costs related to the redemption of preference shares	(4,164)	—	—
Net income (loss) available to common shareholders	$44,745	$(54,516)	$(8,892)

Comprehensive income (loss)	$55,104	$(58,274)	$(9,489)

WATFORD HOLDINGS LTD.
Schedule II - Condensed Financial Statements of Registrant
Condensed Statements of Cash Flows - Parent company only
(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income (loss) before preference dividends and redemption costs	$62,541	$(34,883)	$10,741
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	2,697	—	—
Equity in earnings of consolidated subsidiaries	(72,771)	25,110	(10,981)
Prepaid expenses	(49)	3,825	(3,850)
Other liabilities	(4,155)	4,618	374
Amounts due to affiliates	8,310	1,332	3,704
Other items	136	—	—
Net Cash Provided By (Used For) Operating Activities	(3,291)	2	(12)

Investing Activities
Return of capital from subsidiary	80,687	—	—
Dividend received from subsidiary	12,035	19,265	19,265
Net Cash Provided By (Used For) Investing Activities	92,722	19,265	19,265

Financing Activities
Repurchase of preference shares	(173,081)	—	—
Net proceeds of issuances of senior notes	172,283	—	—
Purchases of common shares under share repurchase program	(75,056)	—	—
Dividends paid on redeemable preference shares	(13,402)	(19,264)	(19,264)
Net Cash Provided By (Used For) Financing Activities	(89,256)	(19,264)	(19,264)

Increase (decrease) in cash	175	3	(11)
Cash and cash equivalents, beginning of year	4	1	12
Cash and cash equivalents, end of year	$179	$4	$1

WATFORD HOLDINGS LTD.
Schedule IV - Reinsurance
(Expressed in thousands of U.S. dollars)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2019
Premiums written:
Insurance	$339,170	$(162,459)	$—	$176,711	—%
Reinsurance	—	(59,560)	415,711	356,151	116.7%
Total	$339,170	$(222,019)	$415,711	$532,862	78.0%
December 31, 2018
Premiums written:
Insurance	$253,760	$(113,922)	$—	$139,838	—%
Reinsurance	—	(16,918)	481,255	464,337	103.6%
Total	$253,760	$(130,840)	$481,255	$604,175	79.7%
December 31, 2017
Premiums written:
Insurance	$133,983	$(30,770)	$—	$103,213	—%
Reinsurance	—	(16,417)	466,321	449,904	103.6%
Total	$133,983	$(47,187)	$466,321	$553,117	84.3%

WATFORD HOLDINGS LTD.
Schedule VI - Supplementary Information for Property and Casualty Insurance Underwriters
(Expressed in thousands of U.S. dollars)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Net Losses and Loss Adjustment Expenses Incurred Relating to
Affiliation with Registrant	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income (Loss)	(a) Current Year	(b) Prior Years	Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
Consolidated Subsidiaries
2019	$64,044	$1,263,628	$—	$438,907	$556,690	$128,263	$429,322	$23,813	$(126,788)	$321,835	$532,862
2018	80,858	1,032,760	—	390,114	578,862	(6,349)	443,482	(2,227)	(141,136)	224,206	604,175
2017	85,961	798,262	—	330,644	531,726	72,738	399,530	36,872	(140,726)	182,119	553,117

Item 16. Form 10-K summary
Not applicable.