Form 10-Q
period 2020-03-31
Watford Holdings Ltd.
filed 2020-05-11
CIK 1601669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR

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

As of May 11, 2020, there were 19,886,979 common shares, $0.01 par value per share, of the registrant outstanding.

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

•
Arch Reinsurance Ltd., or ARL, which is a party to certain quota share agreements with one or more of our operating subsidiaries and owned approximately 12.6% of our outstanding common shares as of March 31, 2020;

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

•
downgrades, potential downgrades or other negative actions by rating agencies, including the recent announcements by A.M. Best Company, or A.M. Best, that it has placed under review with negative implications our financial strength and credit ratings and Kroll Bond Rating Agency, or KBRA, that it has placed on watch our financial strength and credit ratings;

•	our dependence on key executives and inability to attract qualified personnel, or the potential loss of suitably qualified personnel as a result of Bermuda employment and immigration restrictions;

•	our dependence on letter of credit facilities and borrowing facilities that may not be available on commercially acceptable terms;

•	our potential inability to pay dividends or distributions;

•	our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;

•	our dependence on clients’ evaluations of risks associated with such clients’ insurance underwriting;

•	the suspension or revocation of our subsidiaries’ insurance licenses;

•	Watford Holdings potentially being deemed an investment company under U.S. federal securities law;

•	the potential characterization of us and/or any of our subsidiaries as a passive foreign investment company, or PFIC;

•	our dependence on Arch for services critical to our underwriting operations;

•	changes to our strategic relationship with Arch or the termination by Arch of any of our services agreements or quota share agreements;

•	our dependence on HPS and AIM to implement our investment strategy;

•	the termination by HPS or AIM of any of our investment management agreements;

•	risks associated with our investment strategy being greater than those faced by competitors;

•	changes in the regulatory environment;

•	our potentially becoming subject to U.S. federal income taxation;

•	our potentially becoming subject to U.S. withholding and information reporting requirements under the U.S. Foreign Account Tax Compliance Act, or FATCA, provisions;

•	our ability to complete acquisitions and integrate businesses successfully;

•
adverse general economic and market conditions, including those caused by pandemics, including the current global pandemic related to the novel coronavirus, or COVID-19, and government actions in response thereto; and

•
the other matters set forth under Item 1A “Risk factors,” Item 7 “Management’s discussion and analysis of financial condition and results of operations,” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, Part II Item 1A “Risk factors” and Part I Item 2 “Management’s discussion and analysis of financial condition and results of operations” of this Form 10-Q as well as the other factors set forth in the Company’s other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

Item 1. Consolidated financial statements

WATFORD HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2020	2019
Assets
Investments:
Term loans, fair value option (Amortized cost: $1,113,510 and $1,113,212)	$906,999	$1,061,934
Fixed maturities, fair value option (Amortized cost: $504,750 and $432,576)	392,452	416,594
Short-term investments, fair value option (Cost: $348,059 and $325,542)	343,861	329,303
Equity securities, fair value option	58,091	59,799
Other investments, fair value option (1)	30,682	30,461
Investments, fair value option	1,732,085	1,898,091
Fixed maturities, available for sale (Amortized cost: $749,835 and $739,456)	717,552	745,708
Equity securities, fair value through net income	63,169	65,338
Total investments (1)	2,512,806	2,709,137
Cash and cash equivalents	96,580	102,437
Accrued investment income	16,344	14,025
Premiums receivable (1)	281,541	273,657
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (1)	197,458	170,974
Prepaid reinsurance premiums (1)	128,570	132,577
Deferred acquisition costs, net (1)	71,402	64,044
Receivable for securities sold	26,789	16,288
Intangible assets	7,650	7,650
Funds held by reinsurers (1)	40,520	42,505
Other assets	27,287	17,562
Total assets	$3,406,947	$3,550,856
Liabilities
Reserve for losses and loss adjustment expenses (1)	$1,300,249	$1,263,628
Unearned premiums (1)	478,663	438,907
Losses payable (1)	46,424	61,314
Reinsurance balances payable (1)	71,204	77,066
Payable for securities purchased	63,829	18,180
Payable for securities sold short	30,076	66,257
Revolving credit agreement borrowings	576,486	484,287
Senior notes (1)	172,486	172,418
Amounts due to affiliates (1)	4,168	4,467
Investment management and performance fees payable (1)	5,428	17,762
Other liabilities (1)	41,552	21,912
Total liabilities	$2,790,565	$2,626,198
Commitments and contingencies
Contingently redeemable preference shares (1)	52,328	52,305
Shareholders’ equity
Common shares ($0.01 par; shares authorized: 120 million; shares issued: 22,703,170 and 22,692,300)	227	227
Additional paid-in capital	898,693	898,083
Retained earnings (deficit)	(224,737)	43,470
Accumulated other comprehensive income (loss)	(32,206)	5,629
Common shares held in treasury, at cost (shares: 2,917,149 and 2,789,405)	(77,923)	(75,056)
Total shareholders’ equity	564,054	872,353
Total liabilities, contingently redeemable preference shares and shareholders’ equity	$3,406,947	$3,550,856
(1) See Note 12, “Transactions with related parties” for disclosure of related party amounts.

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in thousands, except share and per share data)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Revenues
Gross premiums written (1)	$234,902	$186,689
Gross premiums ceded (1)	(48,202)	(41,302)
Net premiums written	186,700	145,387
Change in unearned premiums (1)	(46,661)	707
Net premiums earned (1)	140,039	146,094
Other underwriting income (loss)	133	592
Interest income	37,824	43,141
Investment management fees - related parties (1)	(4,352)	(4,409)
Borrowing and miscellaneous other investment expenses	(5,669)	(8,298)
Net interest income	27,803	30,434
Realized and unrealized gains (losses) on investments	(290,502)	33,720
Investment performance fees - related parties (1)	—	(5,800)
Net investment income (loss)	(262,699)	58,354
Total revenues	(122,527)	205,040

Expenses
Loss and loss adjustment expenses (1)	(110,676)	(110,850)
Acquisition expenses (1)	(28,367)	(33,974)
General and administrative expenses (1)	(7,139)	(7,240)
Interest expense (1)	(2,912)	—
Net foreign exchange gains (losses)	5,013	(437)
Total expenses	(144,081)	(152,501)
Income (loss) before income taxes	(266,608)	52,539
Income tax expense	—	—
Net income (loss) before preference dividends	(266,608)	52,539
Preference dividends (1)	(1,171)	(4,907)
Net income (loss) available to common shareholders	$(267,779)	$47,632

Earnings (loss) per common share:
Basic and diluted	$(13.42)	$2.10
Weighted average number of common shares used in the determination of earnings (loss) per share:
Basic and diluted	19,951,932	22,682,875
(1) See Note 12, “Transactions with related parties” for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Comprehensive income (loss)
Net income (loss) available to common shareholders	$(267,779)	$47,632
Other comprehensive income (loss) net of income tax:
Available for sale investments:
Unrealized holding gains (losses) arising during the year	(28,431)	3,915
Unrealized foreign currency gains (losses) arising during the year	(7,699)	1,130
Credit loss recognized in net income (loss)	563	—
Reclassification of net realized (gains) losses, net of income taxes, included in net income (loss)	(2,405)	(229)
Unrealized holding gains (losses) of available for sale investments	(37,972)	4,816
Foreign currency translation adjustments	137	(165)
Other comprehensive income (loss) net of income tax	(37,835)	4,651
Comprehensive income (loss)	$(305,614)	$52,283

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Common shares
Balance at beginning of period	$227	$227
Common shares issued	—	—
Balance at end of period	227	227

Additional paid-in capital
Balance at beginning of period	898,083	895,386
Common shares issued under share plans	250	—
Share-based compensation	360	—
Balance at end of period	898,693	895,386

Accumulated other comprehensive income (loss)
Balance at beginning of period	5,629	(4,730)
Unrealized holding gains (losses) of available for sale investments:
Balance at beginning of period	6,252	(4,158)
Unrealized holding gains (losses) of available for sale investments, net of reclassification adjustments	(37,972)	4,816
Balance at end of period	(31,720)	658
Currency translation adjustment:
Balance at beginning of period	(623)	(572)
Currency translation adjustment	137	(165)
Balance at end of period	(486)	(737)
Balance at end of period	(32,206)	(79)

Common shares held in treasury, at cost
Balance at beginning of period	(75,056)	—
Shares repurchased for treasury	(2,867)	—
Balance at end of period	(77,923)	—

Retained earnings (deficit)
Balance at beginning of period	43,470	(1,275)
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	(428)	—
Net income (loss) before preference dividends	(266,608)	52,539
Preference share dividends paid and accrued	(1,171)	(4,907)
Balance at end of period	(224,737)	46,357
Total shareholders’ equity	$564,054	$941,891

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income (loss) before preference dividends	$(266,608)	$52,539
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses on investments	290,502	(33,720)
Amortization of fixed assets	1	38
Share-based compensation	610	—
Changes in:
Accrued investment income	(2,329)	2,121
Premiums receivable	(16,272)	(22,686)
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	(23,069)	(16,703)
Prepaid reinsurance premiums	4,007	(11,374)
Deferred acquisition costs, net	(7,995)	471
Reserve for losses and loss adjustment expenses	60,178	67,964
Unearned premiums	42,654	10,667
Reinsurance balances payable	(6,901)	6,069
Funds held with reinsurers	(2,868)	598
Other liabilities	(27,662)	18,353
Other items	(19,673)	(4,031)
Net Cash Provided By Operating Activities	24,575	70,306
Investing Activities
Purchase of term loans	(86,702)	(72,168)
Purchase of fixed maturity investments	(328,927)	(306,656)
Purchase of short-term investments with maturities over three months	(36,119)	—
Proceeds from sale, redemptions and maturity of term loans	98,992	48,630
Proceeds from sales, redemptions and maturities of fixed maturity investments	215,719	303,076
Proceeds from sales, redemptions and maturities of short-term investments with maturities over three months	5,596	25,000
Net (purchases) sales of short-term investments with maturities less than three months	22,337	504
Purchases of equity securities	(6,388)	(38,399)
Proceeds from sales of equity securities	1,531	7,312
Net settlements of derivative instruments	2,336	824
Purchases of furniture, equipment and other assets	(2)	—
Net Cash Provided by (Used For) Investing Activities	(111,627)	(31,877)
Financing Activities
Dividends paid on redeemable preference shares	(1,148)	(4,816)
Repayments on borrowings	—	(100,102)
Proceeds from borrowings	92,199	59,000
Purchases of common shares under share repurchase program	(2,867)	—
Net Cash Provided By (Used For) Financing Activities	88,184	(45,918)
Effects of exchange rate changes on foreign currency cash	(6,989)	261
Increase (decrease) in cash	(5,857)	(7,228)
Cash and cash equivalents, beginning of period	102,437	63,529
Cash and cash equivalents, end of period	$96,580	$56,301
Supplementary information
Income taxes paid	$—	$—
Interest paid	$5,422	$7,864
Non-cash exchange of investments	$13,467	$—

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
Watford Re and Watford Insurance Company Europe Limited (“WICE”) have engaged Arch Underwriters Ltd. (“AUL”), a company incorporated in Bermuda and a wholly-owned subsidiary of Arch Capital Group Ltd. (“ACGL”), to act as their insurance and reinsurance manager pursuant to services agreements between AUL and Watford Re and WICE, respectively. AUL manages the day-to-day underwriting activities of Watford Re and WICE, subject to the provisions of the services agreement and the oversight of our board of directors. See Note 12, “Transactions with related parties” for further details.
In May 2018, WICE formed a branch in Romania and commenced underwriting operations in June 2018. WICE is a wholly-owned subsidiary of Watford Re.
Watford Specialty Insurance Company (“WSIC”) and Watford Insurance Company (“WIC”), which are wholly-owned, indirect subsidiaries of Watford Re, have engaged Arch Underwriters Inc. (“AUI”), a company incorporated in Delaware and a wholly-owned subsidiary of ACGL, to act as their insurance and reinsurance manager pursuant to services agreements between AUI and WSIC and WIC, respectively. AUI manages the day-to-day underwriting activities of WSIC and WIC, subject to the provisions of the services agreement and the oversight of our board of directors. See Note 12, “Transactions with related parties” for further details.
The Company has engaged HPS Investment Partners, LLC (“HPS”), as investment manager of the assets in its non-investment grade portfolio pursuant to various investment management agreements. HPS invests the Company’s non-investment grade assets and a portion of its investment grade assets, subject to the terms of the applicable investment management agreements. See Note 12, “Transactions with related parties” for further details.
The Company has engaged Arch Investment Management Ltd. (“AIM”), a Bermuda exempted company and a subsidiary of ACGL, as investment manager of assets in its investment grade portfolio pursuant to various investment management agreements. AIM manages the majority of the Company’s investment grade assets pursuant to the terms of the investment management agreements with AIM. See Note 12, “Transactions with related parties” for further details.
The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full calendar year.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

2. Basis of presentation and significant accounting policies
There has been no material change to the Company’s significant accounting policies as described in its audited consolidated financial statements and the accompanying notes as of December 31, 2019 and 2018 and for each of the years in the periods ended December 31, 2019, 2018 and 2017, except as noted below.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2019, 2018 and 2017.
To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
(b) Recent accounting pronouncements
Issued and effective as of March 31, 2020 - Credit Losses
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) which was issued in June 2016. This ASU applies a new credit loss model (current expected credit losses, or “CECL”) for determining credit-related impairments for financial instruments measured at amortized cost (including reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the Company’s consolidated balance sheet.
This ASU also amends the previous other-than-temporary impairment model for available for sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limiting the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.
The Company adopted this ASU for the quarter ending March 31, 2020. For available for sale debt securities, the updated guidance was applied prospectively. For financial instruments measured at amortized cost, the updated guidance was applied by recognizing a cumulative effect adjustment

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

of $0.4 million, net of tax, to the opening balance of retained earnings as of January 1, 2020, the beginning of the period of adoption. This adjustment is associated with “premiums receivable” and “reinsurance recoverables on unpaid and paid losses and loss adjustment expenses” in the Company’s consolidated balance sheets. The cumulative effect adjustment decreased retained earnings as of January 1, 2020 and increased the allowance for estimated uncollectible reinsurance.
The following accounting policies have been updated to reflect the Company’s adoption of ASU 2016-13, as described above. Results for the reporting periods beginning January 1, 2020 and thereafter are presented under ASC 326, while prior period amounts continue to be reported in accordance with previous applicable GAAP.
Investment Impairments
The Company conducts a periodic review to identify and evaluate invested assets that may have credit impairments.
Credit Impairments of Available For Sale Fixed Maturities
The Company derives estimated credit losses for fixed maturities by comparing expected future cash flows to be collected to the amortized cost of the security. Estimates of expected future cash flows consider among other things, macroeconomic conditions as well as the financial condition, near-term and long-term prospects for the issuer, and the likelihood of the recoverability of principal and interest.
Beginning on January 1, 2020, credit losses are recognized through an allowance account subject to reversal, rather than a reduction in amortized cost. Declines in value attributable to factors other than credit are reported in other comprehensive income while the allowance for credit loss is charged to “realized and unrealized gains (losses) on investments” in the Company’s consolidated statements of income.
For fixed maturity investments the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in “realized and unrealized gains (losses) on investments” on the Company’s consolidated statements of income (loss). The new cost basis of the investment is the previous amortized cost basis less the impairment recognized in “realized and unrealized gains (losses) on investments.” The new cost basis is not adjusted for any subsequent recoveries in fair value.
The Company reports accrued investment income separately from available for sale fixed maturities, and has elected not to measure an allowance for credit losses for accrued investment income. Uncollectible accrued interest is written off when the Company determines that no additional interest payments will be received.
Reinsurance Recoverables
In the normal course of business, the Company’s subsidiaries cede a portion of their premium and losses through pro rata and excess of loss reinsurance agreements on a treaty or facultative basis. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. In certain instances, the Company obtains collateral, including letters of credit and trust accounts, to further reduce the credit exposure on its reinsurance recoverables. The Company reports its reinsurance recoverables net of an allowance for expected credit loss in the Company’s consolidated balance sheets. The allowance is based upon the Company’s ongoing review of amounts outstanding, the financial condition of its reinsurers, amounts and form of collateral obtained and other relevant factors. A ratings based probability-of-default and loss-given-default methodology is used to estimate the allowance for expected credit loss. Any allowance for credit losses is charged to the Company’s consolidated statement of income

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

(loss) in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses.
Premiums receivable and unearned premium reserves
Premiums are recognized as revenues pro rata over the policy period. Unearned premium reserves represent the unexpired portion of policy premiums. Accrued retrospective premiums are included in premiums receivable balances. Premiums receivable balances are reported net of an allowance for expected credit losses. The Company monitors credit risk associated with premiums receivable through its ongoing review of amounts outstanding, aging of the receivable, historical loss data and counterparty financial strength measures. The allowance also includes estimated uncollectible amounts related to dispute risk. Amounts deemed to be uncollectible, are written off against the allowance. In certain instances, credit risk may be reduced by the Company’s right to offset loss obligations or unearned premiums against premiums receivable. Any allowance for credit losses is charged to the Company’s consolidated statements of income (loss) in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses.
Issued and effective as of March 31, 2020
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”). ASU 2018-13 intends to modify the disclosure requirements on fair value measurements. This ASU was adopted on January 1, 2020, and the Company considers the impact to be immaterial to the Company’s consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-03, Codification Improvements (“ASU 2020-03”), which provide updates to a wide variety of Topics in the Codification. For public business entities, this ASU was effective upon issuance. This ASU was adopted upon issuance, and did not have a material impact on the Company’s consolidated financial statements.
In April 2019, the FASB issued ASU 2019-04, which identified and clarified issues relevant to ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). For amendments related to ASU 2017-12, the effective date is as of the beginning of the first annual reporting period beginning after April 25, 2019. This ASU was adopted on January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting standards not yet adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), (“ASU 2020-04”). This ASU provides practical expedients and exceptions for applying GAAP to contracts and transactions affected by reference rate reform if such contracts or transactions reference LIBOR or another reference rate expected to be discontinued. Amendments in this ASU for contract modifications may be applied as of March 12, 2020 through December 31, 2022. Once adopted, this ASU must be applied prospectively for all eligible contract modifications. The Company is currently assessing the impact the implementation of this ASU will have on its consolidated financial statements and disclosures, but does not believe that such impact will be material.
For additional information regarding accounting standards that the Company has not yet adopted, see Note 2, “Basis of presentation and significant accounting policies” in the Company’s audited consolidated financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019.

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
The Company has a corporate function that includes certain general and administrative expenses related to corporate activities, interest expense (on its 6.5% senior notes due July 2, 2029), net foreign exchange gains (losses), income tax expense and items related to the Company’s preference shares.
The following table provides summary information regarding premiums written and earned by line of business and net premiums written by underwriting location:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Gross premiums written:
Casualty reinsurance	$83,818	$75,601
Other specialty reinsurance	36,880	24,298
Property catastrophe reinsurance	9,832	5,992
Insurance programs and coinsurance	104,372	80,798
Total	$234,902	$186,689

Net premiums written:
Casualty reinsurance	$83,667	$75,065
Other specialty reinsurance	35,484	23,182
Property catastrophe reinsurance	9,832	5,982
Insurance programs and coinsurance	57,717	41,158
Total	$186,700	$145,387

Net premiums earned:
Casualty reinsurance	$52,765	$63,313
Other specialty reinsurance	35,364	44,561
Property catastrophe reinsurance	4,884	2,971
Insurance programs and coinsurance	47,026	35,249
Total	$140,039	$146,094

Net premiums written by underwriting location:
United States	$36,303	$18,402
Europe	21,203	23,258
Bermuda	129,194	103,727
Total	$186,700	$145,387

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

4. Reinsurance
Through reinsurance agreements with Arch Reinsurance Ltd. (“ARL”) and Arch Reinsurance Company (“ARC”), which are subsidiaries of ACGL, as well as through other third-party reinsurance agreements, the Company cedes a portion of its premiums. The effects of reinsurance on the Company’s written and earned premiums, losses and loss adjustment expenses were as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Premiums written
Direct	$104,372	$80,798
Assumed	130,530	105,891
Ceded	(48,202)	(41,302)
Net	$186,700	$145,387
Premiums earned
Direct	$88,536	$63,517
Assumed	99,529	113,481
Ceded	(48,026)	(30,904)
Net	$140,039	$146,094
Losses and loss adjustment expenses
Direct	$88,694	$48,404
Assumed	74,720	84,524
Ceded	(52,738)	(22,078)
Net	$110,676	$110,850
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with financially sound carriers. At March 31, 2020 and December 31, 2019, approximately 95% and 95%, respectively, were due from carriers which had an A.M. Best rating of “A-” or better, while 5% and 5%, respectively, were due from companies not rated.
At March 31, 2020 and December 31, 2019, approximately 45% and 47%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) were due from ARL and ARC, each of which have ratings of “A+” from A.M. Best. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

5. Reserve for losses and loss adjustment expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Gross reserve for losses and loss adjustment expenses at beginning of period	$1,263,628	$1,032,760
Unpaid losses and loss adjustment expenses recoverable	165,549	81,267
Net reserve for losses and loss adjustment expenses at beginning of period	1,098,079	951,493

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current period	110,856	110,901
Prior years	(180)	(51)
Total net losses and loss adjustment expenses	110,676	110,850

Foreign exchange (gains) losses	(26,015)	4,163

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current period	(10,585)	(6,330)
Prior years	(62,585)	(54,598)
Total paid losses and loss adjustment expenses	(73,170)	(60,928)

Net reserve for losses and loss adjustment expenses at end of period	1,109,570	1,005,578
Unpaid losses and loss adjustment expenses recoverable	190,679	98,954
Gross reserve for losses and loss adjustment expenses at end of period	$1,300,249	$1,104,532
During the three months ended March 31, 2020, the Company recorded net favorable development on prior year loss reserves of $0.2 million. Net favorable development was experienced on casualty reinsurance losses of $4.0 million, property catastrophe reinsurance losses of $0.5 million, and other specialty reinsurance losses $0.1 million, offset by unfavorable development on insurance losses of $4.4 million.
During the three months ended March 31, 2019, the Company recorded net favorable development on prior year loss reserves of $0.1 million. Net favorable development was experienced on casualty reinsurance losses of $1.8 million, offset by unfavorable development on property catastrophe reinsurance losses of $0.8 million, insurance programs and coinsurance losses of $0.6 million, and other specialty reinsurance losses of $0.4 million.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

6. Allowance for expected credit losses
Premiums Receivable
The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at January 1, 2020 and March 31, 2020 and changes in the allowance for expected credit losses for the three months ended March 31, 2020.

	Premiums Receivable, Net of Allowance	Allowance for Expected Credit Losses
	($ in thousands)
Balance at beginning of period	$273,657	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		156
Current period change for expected credit losses		—
Write-offs charged against the allowance		—
Balance at end of period	$281,541	$156
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for expected credit losses, at January 1, 2020 and March 31, 2020, and changes in the allowance for expected credit losses for the three months ended March 31, 2020.

	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
	($ in thousands)
Balance at beginning of period	$170,974	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020 (1)		297
Current period change for expected credit losses		—
Write-offs charged against the allowance		—
Balance at end of period	$197,458	$297
(1) The allowance for credit losses is gross of deferred tax of $25 thousand.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

7. Investment information
Available for Sale Investments
The following tables summarize the fair value of the Company’s securities classified as available for sale as of March 31, 2020 and December 31, 2019:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	($ in thousands)
March 31, 2020
Fixed maturities:
U.S. government and government agency bonds	$256,191	$8,635	$—	$264,826
Non-U.S. government and government agency bonds	151,000	4,040	(6,564)	148,476
Corporate bonds	169,735	2,296	(4,969)	167,062
Asset-backed securities	144,808	—	(31,225)	113,583
Mortgage-backed securities	26,341	—	(4,556)	21,785
Municipal government and government agency bonds	1,760	60	—	1,820
Total investments, available for sale	$749,835	$15,031	$(47,314)	$717,552
(1) Effective January 1, 2020, the Company adopted ASU 2016-13, and as a result any credit impairment losses on the Company’s available for sale securities are recorded as an allowance, subject to reversal. See Note 2. "Basis of presentation and significant accounting policies-(b) Recent accounting pronouncements-Issued and effective as of March 31, 2020 - Credit Losses" above for more information about ASU 2016-13. Included within the gross unrealized losses for corporate bonds is a credit allowance of $0.6 million for securities with an unrealized loss of $5.7 million as of March 31, 2020.

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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized losses by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2020	($ in thousands)
Fixed maturities:
Non-U.S. government and government agency bonds	$120,115	$(6,564)	$—	$—	$120,115	$(6,564)
Corporate bonds	86,724	(4,969)	—	—	86,724	(4,969)
Asset-backed securities	100,514	(27,336)	13,069	(3,889)	113,583	(31,225)
Mortgage-backed securities	21,784	(4,556)	—	—	21,784	(4,556)
Total	$329,137	$(43,425)	$13,069	$(3,889)	$342,206	$(47,314)
December 31, 2019
Fixed maturities:
U.S. government and government agency bonds	$36,540	$(137)	$—	$—	$36,540	$(137)
Non-U.S. government and government agency bonds	51,779	(1,027)	5,410	(6)	57,189	(1,033)
Corporate bonds	9,854	(41)	—	—	9,854	(41)
Asset-backed securities	55,194	(504)	19,430	(231)	74,624	(735)
Mortgage-backed securities	14,481	(44)	—	—	14,481	(44)
Total	$167,848	$(1,753)	$24,840	$(237)	$192,688	$(1,990)
At March 31, 2020, 103 positions out of a total of 140 positions were in an unrealized loss position. The unrealized loss position increased during the three-month period from $2.0 million to $47.3 million. The decrease in value can be attributed to the market movements resulting from the COVID-19 global pandemic, which primarily impacted the asset-backed securities, and unfavorable foreign exchange rates impacting the non-U.S. government agency bonds during the period.
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
Allowance for expected credit losses
The Company recognized an allowance for expected credit losses on available for sale securities of $0.6 million for the three months ended March 31, 2020. No credit losses were previously recognized and there were no write-offs charged against the allowance. The allowance is recognized in “realized and unrealized gains (losses) on investments” in the Company’s consolidated statements of income (loss). There were no impairments of securities which the Company intends to sell or more likely than not will be required to sell.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our fixed maturities classified as available for sale, summarized by contractual maturity as of March 31, 2020 and December 31, 2019 are shown in the following tables.

	March 31, 2020
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$15,055	$14,846	2.1%
Due after one year through five years	423,133	428,376	59.7%
Due after five years through ten years	127,826	127,555	17.8%
Due after ten years	12,672	11,407	1.6%
Asset-backed securities	144,808	113,583	15.8%
Mortgage-backed securities	26,341	21,785	3.0%
Total investments, available for sale	$749,835	$717,552	100.0%

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$9,235	$9,248	1.3%
Due after one year through five years	414,235	417,921	56.0%
Due after five years through ten years	133,822	136,329	18.3%
Due after ten years	11,833	12,026	1.6%
Asset-backed securities	145,555	145,434	19.5%
Mortgage-backed securities	24,776	24,750	3.3%
Total investments, available for sale	$739,456	$745,708	100.0%

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Fair Value Option and Fair Value Through Net Income
The following table summarizes the fair value of the Company’s securities held as of March 31, 2020 and December 31, 2019, classified as fair value through net income or for which the fair value option was elected:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
March 31, 2020
Term loan investments	$1,113,510	$986	$(207,497)	$906,999
Fixed maturities:
Corporate bonds	296,918	4,038	(59,878)	241,078
U.S. government and government agency bonds	586	11	—	597
Asset-backed securities	198,262	2,231	(59,880)	140,613
Mortgage-backed securities	7,289	1,649	(409)	8,529
Non-U.S. government and government agency bonds	1,443	42	(103)	1,382
Municipal government and government agency bonds	252	1	—	253
Short-term investments	348,059	542	(4,740)	343,861
Other investments	28,673	2,009	—	30,682
Equities	53,111	12,130	(7,150)	58,091
Investments, fair value option	$2,048,103	$23,639	$(339,657)	$1,732,085
Fair Value Through Net Income:
Equities, fair value through net income	$88,134	$1,855	$(26,820)	$63,169

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2019
Term loan investments	$1,113,212	$7,340	$(58,618)	$1,061,934
Fixed maturities:
Corporate bonds	221,024	8,430	(15,100)	214,354
U.S. government and government agency bonds	1,963	1	(2)	1,962
Asset-backed securities	200,361	3,329	(12,953)	190,737
Mortgage-backed securities	7,399	712	(405)	7,706
Non-U.S. government and government agency bonds	1,449	18	(11)	1,456
Municipal government and government agency bonds	380	—	(1)	379
Short-term investments	325,542	3,817	(56)	329,303
Other investments	28,672	2,264	(475)	30,461
Equities	54,893	10,690	(5,784)	59,799
Investments, fair value option	$1,954,895	$36,601	$(93,405)	$1,898,091
Fair Value Through Net Income:
Equities, fair value through net income	$78,031	$2,360	$(15,053)	$65,338

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our term loans, fixed maturities and short-term investments, excluding securities classified as available for sale, summarized by contractual maturity as of March 31, 2020 and December 31, 2019 are shown in the following tables.

	March 31, 2020
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$368,381	$361,088	22.0%
Due after one year through five years	809,886	660,746	40.2%
Due after five years through ten years	582,501	472,336	28.7%
Asset-backed securities	198,262	140,613	8.6%
Mortgage-backed securities	7,289	8,529	0.5%
Total	$1,966,319	$1,643,312	100.0%

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$368,452	$370,479	20.5%
Due after one year through five years	779,643	742,960	41.1%
Due after five years through ten years	514,961	495,416	27.4%
Due after ten years	514	533	—%
Asset-backed securities	200,361	190,737	10.6%
Mortgage-backed securities	7,399	7,706	0.4%
Total	$1,871,330	$1,807,831	100.0%
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
The activities of these entities are generally limited to holding and managing the underlying investments. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported as “other investments” in the Company’s consolidated balance sheet and any unfunded commitments. Realized and unrealized gains and losses from such investments are included in “realized and unrealized gains (losses) on investments” in the Company’s consolidated statements of income (loss).

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The table below summarizes the credit quality of our total investments as of March 31, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, Kroll Bond Rating Agency, or KBRA, or DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
March 31, 2020	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Term loan investments	$906,999	$—	$—	$—	$—	$10,277	$650,028	$161,307	$2,823	$1,314	$1,590	$79,660
Fixed maturities:
Corporate bonds	408,140	—	34,647	76,063	58,018	19,222	84,955	118,847	1,872	—	3,699	10,817
U.S. government and government agency bonds	265,423	—	265,423	—	—	—	—	—	—	—	—	—
Asset-backed securities	254,196	1,628	—	19,319	181,547	19,727	7,395	1,418	—	—	—	23,162
Mortgage-backed securities	30,314	—	—	4,600	17,185	1,190	—	—	—	—	2,552	4,787
Non-U.S. government and government agency bonds	149,858	—	149,858	—	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	2,073	1,023	570	480	—	—	—	—	—	—	—	—
Total fixed income instruments	2,017,003	2,651	450,498	100,462	256,750	50,416	742,378	281,572	4,695	1,314	7,841	118,426
Short-term investments	343,861	30,174	154,787	402	110,795	—	40,000	—	—	—	—	7,703
Total fixed income instruments and short-term investments	2,360,864	32,825	605,285	100,864	367,545	50,416	782,378	281,572	4,695	1,314	7,841	126,129
Other Investments	30,682
Equities	121,260
Total	$2,512,806	$32,825	$605,285	$100,864	$367,545	$50,416	$782,378	$281,572	$4,695	$1,314	$7,841	$126,129
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
Net investment income (loss)
The components of net investment income (loss) for the three months ended March 31, 2020 and 2019 were derived from the following sources:

	Three Months Ended March 31, 2020
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
	($ in thousands)
Net investment income (loss) by asset class:
Term loan investments	$21,018	$(155,233)	$(8,145)	$(142,360)
Fixed maturities - Fair value option	9,068	(89,675)	(1,244)	(81,851)
Fixed maturities - Available for sale (1)	4,660	—	2,180	6,840
Short-term investments	1,850	(3,440)	87	(1,503)
Equities (2)	—	76	1,041	1,117
Equities, fair value through net income (2)	377	(12,275)	(212)	(12,110)
Other investments	851	220	—	1,071
Other (3)	—	(25,129)	1,247	(23,882)
Investment management fees - related parties	(4,352)	—	—	(4,352)
Borrowing and miscellaneous other investment expenses	(5,669)	—	—	(5,669)
	$27,803	$(285,456)	$(5,046)	$(262,699)
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $3.3 million and $1.1 million, respectively. Realized losses include an allowance for expected credit losses on available for sale securities of $0.6 million for the three months ended March 31, 2020.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Three Months Ended March 31, 2019
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
	($ in thousands)
Net investment income (loss) by asset class:
Term loan investments	$22,410	$9,366	$64	$31,840
Fixed maturities - Fair value option	16,043	19,975	(749)	35,269
Fixed maturities - Available for sale (1)	3,422	—	395	3,817
Short-term investments	524	(448)	—	76
Equities (2)	120	2,158	—	2,278
Equities, fair value through net income (2)	622	(1,989)	1,572	205
Other investments	—	1,794	—	1,794
Other (3)	—	1,582	—	1,582
Investment management fees - related parties	(4,409)	—	—	(4,409)
Borrowing and miscellaneous other investment expenses	(8,298)	—	—	(8,298)
Investment performance fees - related parties	—	—	—	(5,800)
	$30,434	$32,438	$1,282	$58,354
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
At March 31, 2020 and December 31, 2019, the Company held $2.1 billion and $2.1 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize the Company’s secured credit facilities and investment derivatives. Included within total pledged assets, the Company held $5.1 million and $6.4 million, respectively, in deposits with U.S. regulatory authorities.
Non-cash investing activities
During the first quarter of 2020, as a result of the restructuring of an investment position held by the Company, $13.5 million of term loans, held within “term loans, fair value option,” were exchanged for $13.5 million of short-term investments held within “short-term investments, fair value option.”

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

During 2019, the Company exchanged a preference share position of $28.7 million, which was held within “equity securities, fair value through net income,” for a limited partnership interest of $28.7 million, held under “other investments, fair value option.” HPS acts as the general partner and manager of the limited partnership.
During 2019, as a result of the restructuring of an investment position held by the Company, $16.9 million of term loans were converted to $23.0 million of common and preferred stock held within “equity securities, fair value through net income,” along with cash funding from short-term investments of $6.5 million.
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
Of the $2.5 billion of net financial assets and liabilities measured at fair value at March 31, 2020, approximately $130.0 million, or 5.3%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $2.6 billion of net financial assets and liabilities measured at fair value at December 31, 2019, approximately $131.8 million, or 5.0%, were priced using non-binding broker-dealer quotes or modeled valuations.
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
The following describes the significant inputs generally used to determine the fair value of the Company’s investment securities by asset class:
Term Loans. Fair values are estimated by using quoted prices obtained from independent pricing services for term loan investments with similar characteristics, pricing models or matrix pricing. Such investments are generally classified within Level 2. The fair values for certain of the Company’s term loans are determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values, which are reviewed by the Company’s management. The modeled values are based on peer loans and comparison to industry-specific market data. Significant unobservable inputs used to price these securities may include changes in peer and/or comparable credit spreads, accretion of any original issue discount and changes in the issuer’s debt leverage since issue. Changes in peer credit spreads, comparable credits spreads and issuer debt leverage are negatively correlated with the modeled fair value measurement. Such investments are generally classified within Level 3.

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
Equity Securities. The Company determined that exchange-traded equity securities would be included in Level 1 as their values are based on quoted market prices in active markets. Other equity securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using non-binding broker-dealer quotes. These equity securities are included in Level 2 of the valuation hierarchy. Where such quotes are unavailable, fair value is determined by the Investment Manager using quantitative and qualitative assessments such as internally modeled values, which are reviewed by the Company’s management. As the significant inputs used to price these securities are unobservable, the fair value of these securities are classified as Level 3. Significant unobservable inputs used to price preferred stock may include changes in peer and/or comparable credit spreads, accretion of any original issue discount and changes in the issuer’s debt leverage since issue. Changes in peer credit spreads, comparable credit spreads and issuer debt leverage are negatively correlated with the modeled fair value measurement.
Underwriting Derivative Instruments. The Company values the government-sponsored enterprise credit-risk sharing transactions using a valuation methodology based on observable inputs from non-binding broker-dealer quotes and/or recent trading activity. As the inputs used in the valuation process are observable market inputs, the fair value of these securities are classified within Level 2. Refer to Note 9, “Derivative instruments” for more information.
Investment Derivative Instruments. The Company values the investment derivatives, including total return swaps and options, at fair value. As the underlying investments have observable inputs, the fair value of these securities are classified within Level 2. Refer to Note 9, “Derivative instruments” for more information.
Other Investments. The fair value of the Company’s investments in private funds are measured using the most recently available net asset valuations, or NAVs, as advised by the third-party administrators.
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
The fair value of the private funds are measured using the NAVs as a practical expedient, therefore the fair value of the funds have not been categorized within the fair value hierarchy.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents the Company’s financial assets and liabilities measured at fair value by level as of March 31, 2020 and December 31, 2019:

		Fair Value Measurement Using:
March 31, 2020	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets measured at fair value:
Term loans	$906,999	$—	$871,054	$35,945
Fixed maturities:
Corporate bonds	408,140	—	407,175	965
U.S. government and government agency bonds	265,423	265,310	113	—
Asset-backed securities	254,196	—	254,196	—
Mortgage-backed securities	30,314	—	30,314	—
Non-U.S. government and government agency bonds	149,858	—	149,858	—
Municipal government and government agency bonds	2,073	—	2,073	—
Short-term investments	343,861	296,158	47,703	—
Equities	121,260	9,750	1,420	110,090
Other investments measured at net asset value (1)	30,682	—	—	—
Total assets measured at fair value	$2,512,806	$571,218	$1,763,906	$147,000

Other underwriting derivative liabilities	$314	$—	$314	$—
Investment derivative liabilities (2)	23,726	—	23,726	—
Payable for securities sold short:
Corporate bonds	30,076	—	30,076	—
Total liabilities measured at fair value	$54,116	$—	$54,116	$—
(1) In accordance with applicable accounting guidance, other investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(2) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in “other liabilities” in the consolidated balance sheets as of March 31, 2020.

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
(1) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in “other assets” and “other liabilities,” respectively, in the consolidated balance sheets as of December 31, 2019.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents a reconciliation of the beginning and ending balances for all the financial assets measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$36,048	$(74)	$(29)	$—	$35,945
Corporate bonds	933	32	—	—	965
Equities	108,591	3,277	(1,778)	—	110,090
Total	$145,572	$3,235	$(1,807)	$—	$147,000

Three Months Ended March 31, 2019	Beginning Balance	Transfers in (out) of Level 3 (3)	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
Term loans	$47,479	$—	$163	$(274)	$—	$47,368
Corporate bonds	24,277	—	(90)	(69)	(399)	23,719
Asset-backed securities	22,560	(22,560)	—	—	—	—
Equities	70,451	—	30,534	(334)	—	100,651
Total	$164,767	$(22,560)	$30,607	$(677)	$(399)	$171,738
(1) For the three months ended March 31, 2020, the net purchases (sales) consisted of purchases of $3.3 million of equities and $32.0 thousand of corporate bonds, partially offset by calls and redemptions of $74.0 thousand of term loans. For the three months ended March 31, 2019, the net purchases (sales) consisted of purchases of $37.8 million of equities and $237.0 thousand of term loans, offset in part by sales, calls and redemptions of $7.3 million of equities, $89.9 thousand of corporate bonds and $74.0 thousand of term loans.
(2) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).
(3) During the three months ended March 31, 2019, the Company obtained pricing for an asset-backed security, for which pricing was not available as of December 31, 2018. As such, the security was transferred from Level 3 to Level 2 at its fair value as of December 31, 2018.
Financial instruments disclosed, but not carried, at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2020 and December 31, 2019 due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
On July 2, 2019, the Company completed a private offering of $175.0 million in aggregate principal amount of its 6.5% senior notes due July 2, 2029 (the “senior notes”). At March 31, 2020, the Company’s senior notes were carried at cost, net of debt issuance costs, of $172.5 million and had a fair value of $167.2 million. The fair value of the senior notes was obtained from a third party pricing service and was based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Intangible Assets
The Company tests intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. When the Company determines intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value. There were no such triggering events or changes in circumstances as of March 31, 2020. There were no additional assets measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019.
9. Derivative instruments
Underwriting Derivatives
The Company’s underwriting strategy allows it to enter into government-sponsored enterprise credit-risk sharing transactions. These transactions are accounted for as derivatives. The derivative assets and derivative liabilities relating to these transactions are included in “other assets” and “other liabilities,” respectively, in the Company’s consolidated balance sheets. Realized and unrealized gains and losses from other derivatives are included in “other underwriting income (loss)” in the Company’s consolidated statements of net income (loss). The risk in force of these transactions is considered the notional amount.
As of March 31, 2020 and December 31, 2019, the Company posted $12.5 million and $13.1 million, respectively, in assets as collateral. These assets are included in “fixed maturities,” which are recorded at fair value in the Company’s consolidated balance sheets.
Investment Derivatives
The Company’s investment strategy allows for the use of derivative securities. The Company invests in call options to manage specific market risks; such derivative instruments are recorded at fair value, and shown as part of “payable for securities sold short” on its consolidated balance sheets. Such call options were purchased and sold in the first quarter of 2020.
Additionally, beginning in the fourth quarter of 2018, the Company invested in put options to manage specific market risks; such derivative instruments are recorded at fair value, and shown as part of “equity securities” on its consolidated balance sheets. Such put options were sold in the first quarter of 2019.
The Company began investing in total return swaps (“swaps”) during 2018, through a Master Confirmation of Total Return Swap Transactions agreement, and recognizes the swap derivatives at fair value. The derivative assets and derivative liabilities relating to these transactions are included in “other assets” and “other liabilities,” respectively, in the Company’s consolidated balance sheets. At March 31, 2020 and December 31, 2019, the Company had collateral funds held by the counterparty of $62.1 million and $64.1 million included in “short-term investments” in the Company’s consolidated balance sheets.
The fair value of such swaps are based on observable inputs and classified in Level 2 of the valuation hierarchy. Realized and unrealized gains and losses from investment derivatives are included in “realized and unrealized gains (losses)” on investments in the Company’s consolidated statements of net income (loss).
The Company did not hold any derivatives designated as hedging instruments at March 31, 2020 and December 31, 2019.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table summarizes information on the fair values and notional amount of the Company’s derivative instruments at March 31, 2020 and December 31, 2019:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Net Derivatives	Notional Amount (1)
	($ in thousands)
March 31, 2020
Other underwriting derivatives	$—	$314	$(314)	$56,923
Total return swaps	—	23,726	(23,726)	112,745
Total	$—	$24,040	$(24,040)	$169,668

December 31, 2019
Other underwriting derivatives	$148	$—	$148	$59,879
Total return swaps	1,667	257	1,410	162,678
Total	$1,815	$257	$1,558	$222,557
(1) The notional amount represents the absolute value of all outstanding contracts.
The realized and unrealized gains and losses on the Company’s derivative instruments are reflected in the consolidated statements of income, as summarized in the following table:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Underwriting derivatives:
Other underwriting income (loss)	$133	$592
Investment derivatives:
Net realized and unrealized gains (losses):
Options	1,081	801
Total return swaps	(23,882)	1,582

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

10. Earnings per common share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2020	2019
	($ in thousands except share and per share data)
Numerator:
Net income (loss) before preference dividends	$(266,608)	$52,539
Preference dividends	(1,171)	(4,907)
Net income (loss) available to common shareholders	(267,779)	47,632

Denominator:
Weighted average common shares outstanding - basic and diluted (1)(2)	19,951,932	22,682,875

Earnings (loss) per common share:
Basic and diluted	$(13.42)	$2.10
(1) During the three months ended March 31, 2020, the Company granted an aggregate of 63,591 restricted share units and common shares to certain employees and directors, 48,916 of which are non-vested. During the three months ended March 31, 2019, the Company did not grant any restricted share units or common shares. The weighted average non-vested restricted share units of 13,727 are excluded from the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2020, due to a net loss reported. Refer to Note 17, “Share transactions” for further details.
(2) Warrants held by Arch and HPS were not included in the computation of diluted earnings because the exercise price of the warrants exceeded the market price of the common shares during the period and the exercise of the warrants would have been anti-dilutive. The warrants expired on March 25, 2020. The number of common shares issuable upon exercise of the warrants that was excluded was 1,704,691 common shares.
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
WICE is incorporated under the laws of Gibraltar and regulated by the Gibraltar Financial Services Commission (the “FSC”) under the Financial Services (Insurance Company) Act (the “Gibraltar Act”). In addition to its operations in Gibraltar, WICE operates a branch in Romania. The current rates of tax on applicable profits in Gibraltar and Romania are 10% and 16%, respectively. The open tax years that are potentially subject to examination are 2018 through 2020 in Gibraltar and 2018 through 2020 in Romania.
Watford Holdings (U.K.) Limited is incorporated in the United Kingdom and is subject to U.K. corporate income tax. The current U.K. corporate income tax rate is 19% and will be reduced to 17% from April 1, 2020. The open tax years that are potentially subject to examination by U.K. tax authorities are 2018 through 2020.
Watford Holdings (U.S.) Inc. is incorporated in the United States and files a consolidated U.S. federal tax return with its subsidiaries, WSIC, WIC and Watford Services Inc. The U.S. federal tax rate is 21% for tax years beginning after December 31, 2017. The open tax years that are potentially subject to examination by U.S. tax authorities are 2016 through 2020.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of March 31, 2020 and December 31, 2019, the Company’s valuation allowance was $1.5 million and $1.3 million, respectively. The valuation allowance includes U.S. operating loss carry-forwards that begin to expire in 2037. After consideration of the valuation allowance, the Company had net deferred tax assets of $Nil as of March 31, 2020 and December 31, 2019.
After taking into account the impact of the change in the valuation allowance, the Company recognized income tax expense of $Nil during the three months ended March 31, 2020 and 2019.
The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of both March 31, 2020 and December 31, 2019, the Company’s total unrecognized tax benefits, including interest and penalties, were $Nil.
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
ACGL and affiliates
At March 31, 2020, ARL held approximately 12.6% of the Company’s common equity. Affiliates of ACGL held approximately 6.6% of the Company’s preference shares.
On July 2, 2019, affiliates of ACGL purchased $35 million in aggregate principal amount of the Company’s 6.5% senior notes due July 2, 2029. On August 1, 2019, affiliates of ACGL received $11.5 million in connection with the Company’s redemption of its preference shares.
Certain directors, executive officers and management of ACGL own common and preference shares of the Company.
The related balances presented in the consolidated statement of income (loss) for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Consolidated statement of income (loss) items:
Interest expense	$582	$—
Preference dividends	78	325

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
The related AUL and AUI fees and reimbursements incurred in the consolidated statement of income (loss) for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Consolidated statement of income (loss) items:
Acquisition expenses	$6,563	$4,948
General and administrative expenses	988	2,011
Total	$7,551	$6,959
Reinsurance transactions with ACGL affiliates
The Company reinsures ARL and other ACGL subsidiaries and affiliates for property and casualty risks on a quota share basis. ACGL cedes business to the Company pursuant to inward retrocession agreements the Company’s operating subsidiaries have entered into with ACGL. Pursuant to these inward retrocession agreements, the Company pays a ceding fee based on the business ceded and the terms of the applicable retrocession agreement. Such fees, in addition to origination fees, are reflected in “acquisition expenses” on the Company’s consolidated statement of income (loss).

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The related consolidated statement of income (loss) for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Consolidated statement of income (loss) items:
Gross premiums written	$81,348	$72,005
Net premiums earned	58,785	61,838
Loss and loss adjustment expenses	46,541	45,370
Acquisition expenses (1)	13,853	19,915
(1) Acquisition expenses relating to the ACGL inward quota share agreements referred to above. For the three months ended March 31, 2020 and 2019, the Company incurred ceding fees to Arch, in aggregate, of $4.0 million and $4.2 million, respectively, under these inward retrocession agreements.
Separately, the Company’s operating subsidiaries have entered into outward quota share retrocession or reinsurance agreements with ACGL subsidiaries. Specifically, each of Watford Re and WICE has entered into a separate outward quota share retrocession or reinsurance agreement with ARL, and each of WSIC and WIC has entered into a separate outward quota share reinsurance agreement with ARC.
The related consolidated statement of income (loss) for the three months ended March 31, 2020 and 2019 for the outward retrocession transactions were as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Consolidated statement of income (loss) items:
Gross premiums ceded	$(19,828)	$(16,990)
Net premiums earned	(19,788)	(12,940)
Loss and loss adjustment expenses	(15,815)	(9,138)
Acquisition expenses (1)	(4,537)	(3,104)
(1) Acquisition expenses relating to the ACGL outward quota share agreements referred to above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The related consolidated balance sheet account balances as of March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
	($ in thousands)
Consolidated balance sheet items:
Total investments	$680,448	$815,528
Premiums receivable	122,147	106,462
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	88,179	79,597
Prepaid reinsurance premiums	74,696	75,249
Deferred acquisition costs, net	34,760	31,609
Funds held by reinsurers	26,964	29,867
Reserve for losses and loss adjustment expenses	684,802	693,861
Unearned premiums	160,328	143,852
Losses payable	32,146	39,619
Reinsurance balances payable	58,604	62,301
Senior notes	34,497	34,484
Amounts due to affiliates	32,146	4,467
Other liabilities - contingent commissions	3,911	5,516
Contingently redeemable preference shares	3,463	3,462
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The related consolidated statement of income (loss) for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Consolidated statement of income (loss) items:
Investment management fees - related parties	$253	$262
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
During 2017, the Company invested $50.0 million in a private fund (“Master Fund”) as part of HPS’s investment strategy. HPS acts as the Trading Manager and provides certain administrative management services to the Master Fund. During 2019, the Company fully redeemed its investment in the Master Fund.
During 2019, the Company invested $28.7 million in a limited partnership as part of HPS’s investment strategy. HPS acts as the general partner and manager of the limited partnership. At March 31, 2020, the Company’s investment had a fair value of $30.7 million and represented approximately 12% of the outstanding partnership interests. The management fees and performance fees on the limited partnership will be subject to the existing fee structure of the existing investment management agreement between the Company and HPS, as discussed above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The related consolidated statement of income (loss) for the three months ended March 31, 2020 and 2019, and consolidated balance sheet account balances for HPS management fees and performance fees as of March 31, 2020 and December 31, 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Consolidated statement of income (loss) items:
Investment management fees - related parties	$4,099	$4,147
Investment performance fees - related parties	—	5,800
	$4,099	$9,947

	March 31,	December 31,
	2020	2019
	($ in thousands)
Consolidated balance sheet items:
Other investments, at fair value	$30,682	$30,461
Investment management and performance fees payable	5,428	17,762
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
The table below provides the aggregate fees the Company paid to Artex under the insurance management services agreement for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Fees paid to Artex under insurance management services agreement	$86	$131
For the three months ended March 31, 2020 and 2019, the Company paid no fees to Arch under this insurance management services agreement.
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
The Company’s reinsurance recoverables, and prepaid reinsurance premiums, net of reinsurance balances payable, resulting from reinsurance agreements entered into with ARL and ARC as of March 31, 2020 and December 31, 2019 amounted to $104.3 million and $92.5 million, respectively. ARL and ARC have “A+” credit ratings from A.M. Best.
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
The Company’s investment portfolios are managed in accordance with investment guidelines that include standards of diversification, which limit the allowable holdings of any single issuer. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at March 31, 2020 and December 31, 2019, other than cash and cash equivalents held in operating and investment accounts with financial institutions with credit ratings between “A” and “AA-.”
Lloyds letter of credit facility
On May 14, 2019, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2020. Under the renewed Lloyds Facility, the Company may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which the Company was in compliance at March 31, 2020 and December 31, 2019. At such dates, the Company had $48.7 million and $51.0 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in the Company’s consolidated balance sheets.
Unsecured letter of credit facility
On September 20, 2019, Watford Re signed a 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount is $100.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. The Unsecured Facility requires the maintenance of certain covenants, as well as certain representations and warranties that are customary for facilities of this type. At March 31, 2020 and December 31, 2019, the Company had $25.2 million and $19.3 million, respectively, in outstanding letters of credit issued from the Unsecured Facility, and was in compliance with the Unsecured Facility requirements.
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility (the “Secured Facility”) with Bank of America, N.A., which expires on November 30, 2021. The purpose of the Secured Facility is to provide borrowings, backed by Watford Re’s investment portfolios. In addition, the Secured Facility allows for Watford Re to issue up to $400.0 million in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements. At March 31, 2020, Watford Re had $500.6 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At December 31, 2019, Watford Re had $484.3 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At March 31, 2020 and December 31, 2019, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facility
As of March 31, 2020 and December 31, 2019, Watford Re had $75.9 million and $Nil, respectively, in borrowings from our custodian bank to purchase U.S. dollar denominated securities.
As of March 31, 2020, the total borrowed amount of $75.9 million included 0.6 million Euros, or EUR, (U.S. dollar equivalent of $0.7 million) to purchase EUR-denominated securities. The Company pays interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the non-U.S. dollar-denominated borrowed funds is included as a component of “net foreign exchange gains (losses)” included in the Company’s consolidated statements of net income (loss).
The custodian bank requires the Company to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At March 31, 2020 and December 31, 2019, the Company was required to hold $108.2 million and $Nil, respectively, in such deposits and investment accounts.
Employment and other arrangements
The Company has employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, participation in the Company’s employee benefit programs, the Company’s share-based compensation plans and the reimbursements of expenses.
Investment commitments
As of March 31, 2020, the Company had unfunded commitments of $23.1 million relating to equities within its investment portfolios. As of December 31, 2019, the Company had unfunded commitments of $8.4 million relating to term loans and $26.4 million relating to equities within its investment portfolios.
Acquisition commitments
The Company has entered into an agreement to acquire Axeria IARD, a property and casualty insurance company based in France. The Company has committed to acquire 100% of the capital

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

stock of Axeria IARD from the APRIL group. The completion of this transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the third quarter of 2020.
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
Lease expense is included in “general and administrative expenses” in the Company’s consolidated statements of net income (loss). Additional information regarding the Company’s real estate operating lease is as follows.

Three Months Ended March 31,
2020
($ in thousands)
Lease cost:
Operating lease	$62
Other information on operating lease:
Cash payments included in the measurement of lease liability reported in operating cash flows	71
Right-of-use assets (1)	908
Operating lease liability (2)	908
Weighted average discount rate	3.9%
Weighted average remaining lease term in years	3.5 years
(1) Included in “other assets” on the Company’s consolidated balance sheet.
(2) Included in “other liabilities” on the Company’s consolidated balance sheet.
The following tables present the contractual maturity of the Company’s lease liability:

March 31, 2020
($ in thousands)
Remainder of 2020	212
2021	283
2022	283
2023	189
Total undiscounted lease payments	967
Less: present value adjustment	(59)
Operating lease liability	908

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

15. Senior notes
On July 2, 2019, the Company completed a private offering of $175.0 million in aggregate principal amount of its 6.5% senior notes due July 2, 2029. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020. The $172.3 million net proceeds from the offering were used to redeem a portion of the Company’s outstanding preference shares, as described in Note 16, “Contingently redeemable preference shares”. Affiliates of ACGL purchased $35 million in aggregate principal amount of the senior notes.
The senior notes are the Parent’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of the Parent that are unsecured and unsubordinated. The Company may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. After July 2, 2024, the senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements. The indenture governing the senior notes contains certain customary covenants, including those related to the punctual payment of interest and principal amounts due. The Company was in compliance with such covenants at March 31, 2020.
As of March 31, 2020, the carrying amount of the senior notes was $172.5 million, presented net of unamortized debt issuance costs of $2.5 million. As of December 31, 2019, the carrying amount of the senior notes was $172.4 million, presented net of unamortized debt issuance costs of $2.6 million.
16. Contingently redeemable preference shares
In March 2014, the Company issued 9,065,200 8½% Cumulative Redeemable Preference Shares (the “preference shares”). The preference shares have a par value of $0.01 per share and a liquidation preference of $25.00 per share. The preference shares were issued at a discounted purchase price of $24.50 per share. Holders of the preference shares are entitled to receive, if declared by the board of directors, quarterly cash dividends on the last day of March, June, September and December of each year. Prior to June 30, 2019, dividends on the preference shares accrued at a fixed rate of 8.5% per annum (the “Fixed Rate Period”). Dividends accrue from (and including) June 30, 2019 (the “Floating Rate Period”), at a floating rate per annum (the “Floating Rate”) equal to three-month U.S. dollar LIBOR plus a margin of 667.85 basis points; provided, that, if, at any time, the three-month U.S. dollar LIBOR shall be less than 1%, then the three-month U.S. dollar LIBOR for purposes of calculating the Floating Rate at the time of such calculation shall be 1%. The preference shares may be redeemed by the Company on or after June 30, 2019 or at the option of the preference shareholders at any time on or after June 30, 2034 at the liquidation price of $25.00 per share. Because the redemption features are not solely within the control of the Company, the preference shares have been recorded as mezzanine equity on the Company’s consolidated balance sheets in accordance with applicable accounting guidance. Preference share dividends, including the accretion of the discount and issuance costs, are included in “preference dividends” in the Company’s consolidated statements of income (loss).
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
For the three months ended March 31, 2020 and 2019, dividends paid on the preference shares totaled $1.1 million and $4.9 million, respectively.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents a reconciliation of the preference shares for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Preference shares:
Balance at the beginning of the period	$52,305	$220,992
Accretion discount and issuance costs on remaining preference shares	23	91
Balance at the end of the period	$52,328	$221,083
17. Share transactions
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
The 2018 Stock Incentive Plan (the “2018 Plan”) became effective as of March 28, 2019 following approval by the Board of Directors of the Company and the listing of the Company’s common shares on the Nasdaq Global Select Market. The 2018 Plan provides for the issuance of restricted share units, performance units, restricted shares, performance shares, share options and share appreciation rights and other equity-based awards to the Company’s employees and directors. The 2018 Plan authorizes the issuance of 907,315 common shares and will terminate on March 28, 2029. As of March 31, 2020, 678,437 shares were available for future issuance.
During the first quarter of 2020, the Company granted an aggregate of 63,591 restricted share units and common shares to certain officers, other employees and directors. On the grant date of March 1, 2020, the fair value of the restricted share units and common shares was approximately $23.00 per share. Of the total restricted share units and common shares granted, 14,675 were vested and fully expensed, including 10,870 common shares issued. The remaining 48,916 restricted share units are being amortized over a three-year vesting period, being the requisite service period. There were no forfeitures or expired awards during the first quarter of 2020.
The effect of compensation cost arising from share-based payment awards on the Company’s consolidated statement of income (loss), within “general and administrative expenses,” for the three months ended March 31, 2020 and 2019, was $0.6 million and $Nil, respectively, including an accelerated expense recognition for retirement eligible employees.
Share repurchase program
In the first quarter of 2020, the board of directors of the Parent authorized the Company’s investment in its common shares through a share repurchase program under which the Company may repurchase up to $50 million of its outstanding common shares (the "current share repurchase program").
During the first quarter of 2020, the Company purchased 127,744 shares at an average price per share of $22.42 under the current share repurchase program. As of March 31, 2020, approximately $47.1 million of unused share repurchase capacity remained available under the current share repurchase program. Since the inception of the share repurchase programs in 2019, the Company

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

has repurchased a total of 2.9 million shares. At March 31, 2020, the shares are held in treasury, at an aggregate cost of $77.9 million (excluding transaction costs).
Repurchases under the current share repurchase program may be effected from time to time in open market or privately negotiated transactions. The timing and amount of repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations. Repurchases of the Company’s common shares in connection with the current share repurchase program and other share-based transactions are recorded at cost and result in a reduction of the Company’s shareholders’ equity in its consolidated balance sheets.
18. Legal proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of March 31, 2020, the Company was not a party to any litigation or arbitration, which is expected by management to have a material adverse effect on the Company’s results of operations or financial condition and liquidity.

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
Overview
We are a global property and casualty, or P&C, insurance and reinsurance company with approximately $788.9 million in capital as of March 31, 2020, comprised of $172.5 million of senior notes, $52.3 million of contingently redeemable preference shares and $564.1 million of common shareholders’ equity. Through operations in Bermuda, the United States and Europe, we write insurance and reinsurance on a worldwide basis. Our objective is to deliver attractive returns to shareholders by combining disciplined underwriting with superior investment management. Our strategy combines a diversified, casualty-focused underwriting portfolio, accessed through our multi-year, renewable strategic underwriting management relationship with Arch, with a disciplined investment strategy comprised primarily of non-investment grade corporate credit assets, managed by HPS. In addition, we have a services arrangement with AIM and other investment managers to manage our investment grade portfolio.
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
Current outlook
The outbreak of COVID-19 began significantly impacting the U.S. and global markets during the 2020 first quarter. We remain committed to the safety of our employees, including restricting travel and instituting an extensive work from home policy. These actions have helped prevent a major disruption to our operations or our ability to service our clients.
The impact of the COVID-19 global pandemic on the worldwide economy has changed some aspects of our outlook. There could be elevated claims activity in certain lines of business and growth in written premium may be harder to achieve in a recessionary economy. In spite of these challenges, we will continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and will continue to focus on writing medium to long tail business. The severity, duration and long-term impacts of the COVID-19 global pandemic are difficult to predict, but we remain committed to our clients and the markets we serve.

We believe that we are relatively less exposed to COVID-19 global pandemic-related underwriting losses than many industry peers. For example, we have either no, or de minimis, premium writings in life, accident and health, event cancellation, trade credit, travel or pandemic-specific coverages which are likely to correspond directly to COVID-19 global pandemic-related losses. With regard to the potential exposure to business interruption losses, we write a limited amount of commercial property business, which is consistent with our strategy to target longer duration lines of business.
We believe the casualty lines most likely to be adversely affected by COVID-19 are professional and medical malpractice liability. We have reduced our exposure to professional liability over the last few years, and do not write material amounts of medical malpractice premium at present.
We believe that mortgage insurance may potentially be affected. We write U.S. mortgage risk through a government-sponsored enterprise (or “GSE”) credit risk transfer programs and have some international mortgage exposure. Most of our exposure is for mortgages that were originated prior to 2018. Based upon an internal actuarial review, we have increased our loss provision to account for a potential increase in defaults in our mortgage insurance portfolio. This provision had a modest impact on our overall first quarter 2020 results.
In April 2020, we significantly reduced our exposure to U.S. mortgage risk by transferring part of that risk to other parties. This action bolstered our economic capital position at a time of significant macro-economic uncertainty. While the transferred business had been profitable, we believe this was a prudent and responsible course of action given the negative and uncertain economic outlook created by the pandemic.
On a brighter note, we believe the insurance and reinsurance market environment is showing signs of noticeable price improvement. Primary rates in most casualty lines, with the exception of workers compensation, continue to be strong, albeit, we believe, partly in response to higher perceived social inflation. Property catastrophe reinsurance rates are up meaningfully, retrocession capacity is shrinking, and ceding commissions have reduced modestly on some proportional casualty treaties. We believe the factors supporting a continued favorable pricing environment include the low interest rate environment, three consecutive years of significant multiple catastrophe events, and signs of weakness in the adequacy of prior period loss reserves for some industry participants.
Against this backdrop, we are selectively growing our business in areas that we believe present attractive opportunities and meet our risk and return criteria. In particular, we continue to see good growth opportunities in the insurance market. In particular, our insurance underwriting platforms in the United States saw strong growth in premiums in the first quarter of 2020 versus the comparable prior year quarter.
We also see opportunities on the reinsurance side in general liability, commercial auto liability and other casualty lines. Our current underwriting portfolio has concentrations in general liability, professional liability, multiline, workers compensation and motor product lines through reinsurance of third-party cedants and retrocessions from Arch.
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
Financial measures and ratios
Our management and board of directors use financial indicators and ratios in evaluating our performance and measuring the overall growth in value generated for our common shareholders. The key financial measures that we believe are meaningful in analyzing our performance are: underwriting income (loss), combined ratio, adjusted underwriting income (loss), adjusted combined ratio, net interest income, net interest income yield on average net assets (including the non-investment grade portfolio and investment grade portfolio components thereof), net investment income (loss), net investment income return on average net assets, net investment income return on average total investments (excluding accrued investment income), (including the non-investment grade portfolio and investment grade portfolio components thereof), book value per diluted common share, growth in book value per diluted common share and return on average equity.

The table below shows the key performance indicators for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in thousands, except percentages and per share data)
Key underwriting metrics:
Underwriting income (loss)	$(6,143)	$(5,970)
Combined ratio	104.4%	104.1%
Adjusted underwriting income (loss)	$(3,014)	$(3,415)
Adjusted combined ratio	102.2%	102.3%
Key investment return metrics:
Net interest income	$27,803	$30,434
Net interest income yield on average net assets (1)	1.4%	1.5%
Non-investment grade portfolio (1)	1.7%	1.9%
Investment grade portfolio (1)	0.5%	0.6%
Net investment income (loss)	$(262,699)	$58,354
Net investment income return on average net assets (1)	(13.0)%	2.8%
Non-investment grade portfolio (1)	(17.4)%	3.4%
Investment grade portfolio (1)	0.8%	1.1%
Net investment income return on average total investments (excluding accrued investment income) (2)	(10.1)%	2.1%
Non-investment grade portfolio (2)	(14.9)%	2.7%
Investment grade portfolio (2)	0.8%	1.1%
Key shareholders’ value creation metrics:
Book value per diluted common share (3)	$28.21	$41.52
Growth in book value per diluted share (3)	(35.1)%	5.9%
Annualized return on average equity (4)	N.M.	20.8%
N.M. Ratio is not meaningful.
(1) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the three-month period, average net assets is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(2) Net investment income return on average total investments (excluding accrued investment income) is calculated by dividing net investment income by average total investments. For the three-month period, average total investments is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments (excluding accrued investment income).
(3) Book value per diluted common share is calculated by dividing total shareholders’ equity by the number of diluted common shares outstanding at the end of each reporting period. Growth in book value per diluted common share is calculated as the percentage change in value of beginning and ending book value per diluted common share over the reporting period.
(4) Annualized return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. Annualized return on average equity for the three months ended March 31, 2019 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three-month period, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period. Due to the net realized and unrealized losses on investments, the annualized return on average equity calculation is not meaningful for the three months ended March 31, 2020. For the three months ended March 31, 2020 and 2019, the return on average equity was (37.3)% and 5.2%, respectively.

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
Net investment income return on average total investments (excluding accrued investment income)
Net investment income return on average total investments (excluding accrued investment income) is calculated by dividing net investment income (loss) by average total investments. Net investment income return on average total investments (excluding accrued investment income) is a key indicator by which we measure the performance of our Investment Managers.
Non-investment grade portfolio and investment grade portfolio components of certain of our investment metrics
In order to provide further detail regarding our key investment metrics, we also present the non-investment grade portfolio and investment grade portfolio components of our net interest income yield on average net assets, net investment income return on average net assets and net investment income return on average total investments (excluding accrued investment income).  In the calculation of the investment grade portfolio component of our net interest income yield on average net assets and net investment income return on average net assets, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss) or the net assets calculation. The separate components of these returns are non-U.S. GAAP financial measures.  See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets, net investment income return on average net assets and net investment income return on average total investments (excluding accrued investment income).
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
We have also engaged HPS to manage a portion of our investment grade portfolio as a separate managed account. We pay HPS a management fee equal to 0.60% per annum on the assets in the separate managed account. We also pay AIM monthly asset management fees related to the assets it manages for us. We are not obligated to pay performance fees to any of the Investment Managers managing our investment grade portfolios. We include the HPS non-investment grade portfolio base management fee and the AIM investment grade portfolio management fee in “investment management fees - related parties” in our consolidated statement of income, and as management fees are accrued and paid to HPS in connection with its management of a portion of our investment grade portfolio, we will include such fees therein as well. We include interest and other expenses on borrowings in “borrowing and miscellaneous other investment expenses” in our consolidated statement of income. The HPS non-investment grade portfolio performance fee, if applicable, is shown on a separate line in our consolidated statement of income.
Interest expense consists of interest incurred on the $175.0 million aggregate principal amount of 6.5% senior notes due July 2, 2029, or the senior notes, that we issued on July 2, 2019. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020.

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
Recent developments
In December 2019, we entered into an agreement to acquire Axeria IARD, a P&C insurance company based in France. The completion of this acquisition is subject to regulatory approval and other customary closing conditions, and is expected to close in the third quarter of 2020. If this pending acquisition is consummated, consistent with our business model, our strategy will be to work closely with Arch to enable Axeria IARD to grow its existing business in France as well as to develop new insurance opportunities throughout the European Union.
John Rathgeber retired as Chief Executive Officer on March 31, 2020. Mr. Rathgeber remains a member of Watford’s board of directors and serves as a senior advisor to the Company. Jonathan D. Levy succeeded Mr. Rathgeber as our Chief Executive Officer. Mr. Levy’s appointment is subject to Bermuda immigration approval.

Consolidated results - for the three months ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	% Change	2019
	($ in thousands)
Gross premiums written	$234,902	25.8%	$186,689
Gross premiums ceded	(48,202)		(41,302)
Net premiums written	186,700	28.4%	145,387
Net premiums earned	140,039	(4.1)%	146,094
Loss and loss adjustment expenses	(110,676)		(110,850)
Acquisition expenses	(28,367)		(33,974)
General and administrative expenses (1)	(7,139)		(7,240)
Underwriting income (loss) (2)	(6,143)	2.9%	(5,970)
Other underwriting income (loss)	133		592
Interest income	37,824		43,141
Investment management fees - related parties	(4,352)		(4,409)
Borrowing and miscellaneous other investment expenses	(5,669)		(8,298)
Net interest income	27,803		30,434
Realized and unrealized gain (loss) on investments	(290,502)		33,720
Investment performance fees - related parties	—		(5,800)
Net investment income (loss)	(262,699)	N.M.	58,354
Interest expense	(2,912)		—
Net foreign exchange gains (losses)	5,013		(437)
Income tax expense	—		—
Net income (loss) before preference dividends	(266,608)		52,539
Preference dividends	(1,171)		(4,907)
Net income (loss) available to common shareholders	$(267,779)	N.M.	$47,632
N.M. - Percentage change is not meaningful.

	Three Months Ended March 31,
	2020	Change	2019
	($ in thousands)
Loss ratio	79.0%	3.1%	75.9%
Acquisition expense ratio	20.3%	(3.0)%	23.3%
General & administrative expense ratio	5.1%	0.2%	4.9%
Combined ratio	104.4%	0.3%	104.1%

Adjusted underwriting income (loss)(2)	$(3,014)		$(3,415)
Adjusted combined ratio (2)	102.2%	(0.1)%	102.3%
Annualized return on average equity (3)	N.M.		20.8%
N.M. Ratio is not meaningful.
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
(3) Annualized return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. Annualized return on average equity for the three months ended March 31, 2019 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three-month period, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period. Due to the net realized and unrealized losses on investments, the annualized return on average equity calculation is not meaningful for the three months ended March 31, 2020. For the three months ended March 31, 2020 and 2019, the return on average equity was (37.3)% and 5.2%, respectively.
Results for the three months ended March 31, 2020 versus 2019:
The net loss attributable to common shareholders was $267.8 million in the 2020 first quarter, compared to net income attributable to common shareholders of $47.6 million in the 2019 first quarter. The 2020 first quarter net loss was driven by a decrease in net investment income due to an increase in realized and unrealized losses on investments. The 2020 first quarter net investment return reflected the impact of the COVID-19 global pandemic and the adverse economic and market conditions that followed.
The net investment loss was $262.7 million in the 2020 first quarter, compared to a net investment income of $58.4 million in the 2019 first quarter. The net investment loss was primarily due to realized and unrealized losses of $290.5 million in the 2020 first quarter, compared to a realized and unrealized gain of $33.7 million in the 2019 first quarter.
The 2020 first quarter underwriting loss of $6.1 million was in line with the 2019 first quarter underwriting loss of $6.0 million. The 2020 first quarter loss ratio was 79.0%, 3.1 points higher than the 2019 first quarter. The 2020 first quarter acquisition expense ratio was 20.3%, 3.0 points lower than the 2019 first quarter. The increase in loss ratio and corresponding decrease in acquisition expense ratio were driven by losses incurred related to the COVID-19 global pandemic, which impacted our mortgage reinsurance business.  A portion of this increase in losses was offset by loss sensitive commission decreases, which are reflected as benefits to the acquisition expense ratio. The remaining difference was attributable to changes in the mix of business.
The prior year loss reserve development for both the 2020 and 2019 first quarters was essentially flat.
The 2020 first quarter general and administrative expense ratio was 5.1%, 0.2 points higher than the prior year quarter. The increase this quarter versus the 2019 first quarter reflected ongoing public company corporate expenses.
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

Gross premiums written
Gross premiums written for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$83,818	35.7%	$75,601	40.5%
Other specialty reinsurance	36,880	15.7%	24,298	13.0%
Property catastrophe reinsurance	9,832	4.2%	5,992	3.2%
Insurance programs and coinsurance	104,372	44.4%	80,798	43.3%
Total	$234,902	100.0%	$186,689	100.0%
Results for the three months ended March 31, 2020 versus 2019:
Gross premiums written were $234.9 million for the three months ended March 31, 2020, compared to $186.7 million for the three months ended March 31, 2019, an increase of $48.2 million, or 25.8%. Premium growth was achieved across all lines of business.
Casualty reinsurance and other specialty reinsurance gross premiums increased 10.9% and 51.8%, respectively, over the prior year quarter, primarily due to increased personal and commercial auto writings. The casualty reinsurance increase was primarily due to increased U.K. motor excess of loss writings, while the other specialty reinsurance premium increase was primarily attributable to U.K. and Irish motor proportional business writings.
Our property catastrophe reinsurance gross premiums written increased 64.1% over the prior year quarter. Our primary involvement in this line of business is a 7.5% quota share participation of ARL’s world-wide property catastrophe excess of loss portfolio. Recently, Arch has been increasing its writings in this line in response to an improving rate environment and, as a result, our premiums have grown in proportion.
The growth in our insurance programs and coinsurance line of business was driven by the continued expansion of our U.S. insurance business. During the 2020 first quarter, WSIC and WIC collectively grew their insurance programs and coinsurance gross premiums written by $26.7 million, or 102.6%, to $52.6 million. WICE insurance gross premiums written decreased slightly, by $3.1 million or 5.6%, to $51.7 million during the 2020 first quarter.
Premiums ceded
Premiums ceded were $48.2 million for the three months ended March 31, 2020, compared to $41.3 million for the three months ended March 31, 2019, an increase of $6.9 million. Premiums ceded increased during the period, as our insurance gross premiums written have grown in our WSIC and WIC companies and outward ceded premiums to Arch have grown in proportion.

Net premiums written
Net premiums written for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$83,667	44.8%	$75,065	51.6%
Other specialty reinsurance	35,484	19.0%	23,182	15.9%
Property catastrophe reinsurance	9,832	5.3%	5,982	4.1%
Insurance programs and coinsurance	57,717	30.9%	41,158	28.3%
Total	$186,700	100.0%	$145,387	100.0%
Results for the three months ended March 31, 2020 versus 2019:
Net premiums written were $186.7 million for the three months ended March 31, 2020, compared to $145.4 million for the three months ended March 31, 2019, an increase of $41.3 million or 28.4%. The 2020 first quarter increase in net reinsurance premiums written was consistent with the increase in gross reinsurance premiums written. The 2020 first quarter insurance programs and coinsurance growth was slightly higher than growth in gross premiums written versus the prior year quarter, as the new business written in the United States has a higher retained percentage than the existing business.
Net premiums earned
Net premiums earned for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$52,765	37.7%	$63,313	43.3%
Other specialty reinsurance	35,364	25.3%	44,561	30.5%
Property catastrophe reinsurance	4,884	3.5%	2,971	2.0%
Insurance programs and coinsurance	47,026	33.5%	35,249	24.1%
Total	$140,039	100.0%	$146,094	100.0%
Results for the three months ended March 31, 2020 versus 2019:
Net premiums earned were $140.0 million for the three months ended March 31, 2020 compared to $146.1 million for the three months ended March 31, 2019, a decrease of $6.1 million or 4.1%. The decrease in net premiums earned reflected a non-renewal of one multi-line quota share contract within casualty reinsurance and a non-recurring exposure within other specialty reinsurance earned in the 2019 first quarter. This was partially offset by increased writings in insurance programs and coinsurance, and, to a lesser extent, property catastrophe reinsurance during the 2020 first quarter.

Loss ratio
The following table shows the components of our loss and loss adjustment expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums
	($ in thousands)
Current year	$110,856	79.1%	$110,901	75.9%
Prior year development (favorable)/adverse	(180)	(0.1)%	(51)	—%
Loss and loss adjustment expenses	$110,676	79.0%	$110,850	75.9%
Results for the three months ended March 31, 2020 versus 2019:
Our loss ratio was 79.0% for the three months ended March 31, 2020, compared to 75.9% for the three months ended March 31, 2019, an increase of 3.1 points. The increase in loss ratio and corresponding decrease in acquisition expense ratio were driven by losses incurred related to the COVID-19 global pandemic, which impacted our mortgage reinsurance business. A portion of this increase in losses was offset by loss sensitive commission decreases, which are reflected as benefits to the acquisition expense ratio. Other movements in the loss ratio reflected changes in mix and the type of business. The prior year loss reserve development for both the 2020 and 2019 first quarters was essentially flat.
Refer to Note 5, “Reserve for losses and loss adjustment expenses” to our consolidated financial statements for more information about our prior year reserve development.
Acquisition expense ratio
Results for the three months ended March 31, 2020 versus 2019:
Our acquisition expense ratio was 20.3% for the three months ended March 31, 2020, a reduction of 3.0 points from the three months ended March 31, 2019. The decrease in acquisition expense ratio and corresponding increase in loss ratio were driven by losses incurred related to the COVID-19 global pandemic, which impacted our other specialty reinsurance business, as discussed above.
General and administrative expense ratio
Results for the three months ended March 31, 2020 versus 2019:
Our general and administrative expense ratio was 5.1% for the three months ended March 31, 2020, compared to 4.9% for the three months ended March 31, 2019. The 0.2 point increase this quarter reflected ongoing public company corporate expenses.
Combined ratio
Results for the three months ended March 31, 2020 versus 2019:
Our combined ratio was 104.4% for the three months ended March 31, 2020, compared to 104.1% for the three months ended March 31, 2019, an increase of 0.3%. In the 2020 first quarter, there was a 3.1 point increase in the loss expense ratio and a 0.2 point increase in the general and administrative expense ratio, offset in part by a 3.0 point decrease in the acquisition expense ratio, versus the prior period, as described above.

Investing results
The following table summarizes the components of total investment income:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Interest income	$37,824	$43,141
Investment management fees - related parties	(4,352)	(4,409)
Borrowing and miscellaneous other investment expenses	(5,669)	(8,298)
Net interest income	27,803	30,434
Net realized gains (losses) on investments	(5,046)	1,282
Net unrealized gains (losses) on investments	(285,456)	32,438
Investment performance fees - related parties	—	(5,800)
Net investment income (loss)	$(262,699)	$58,354

Net interest income yield on average net assets (1)	1.4%	1.5%
Non-investment grade portfolio (1)	1.7%	1.9%
Investment grade portfolio (1)	0.5%	0.6%
Net investment income return on average net assets (1)	(13.0)%	2.8%
Non-investment grade portfolio (1)	(17.4)%	3.4%
Investment grade portfolio (1)	0.8%	1.1%
Net investment income return on average total investments (excluding accrued investment income) (2)	(10.1)%	2.1%
Non-investment grade portfolio (2)	(14.9)%	2.7%
Investment grade portfolio (2)	0.8%	1.1%
(1) Net interest income yield on average net assets and net investment income return on average net assets are calculated by dividing net interest income, and net investment income (loss), respectively, by average net assets. Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short. For the three-month period, average net assets is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of the revolving credit agreement borrowings is not subtracted from net interest income, net investment income (loss), or the net assets calculation. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net interest income yield on average net assets and net investment income return on average net assets.
(2) Net investment income return on average total investments (excluding accrued investment income) is calculated by dividing net investment income by average total investments. For the three-month period, average total investments is calculated using the averages of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income. The separate components of these returns (non-investment grade portfolio and investment grade portfolio) are non-U.S. GAAP financial measures. Refer to “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of these components of our net investment income return on average total investments (excluding accrued investment income).
Results for the three months ended March 31, 2020 versus 2019:
Net investment loss was $262.7 million for the three months ended March 31, 2020 compared to net investment income of $58.4 million for the three months ended March 31, 2019, a decrease of $321.1 million. The 2020 first quarter net investment income return on average net assets was (13.0)% as compared to 2.8% for the 2019 first quarter.
The 2020 first quarter net investment return was driven by net realized and unrealized losses of $290.5 million due to investment market volatility caused by the economic shutdown mandated by governments around the world related to the COVID-19 global pandemic. The net realized and unrealized losses on investments was partially offset by net interest income of $27.8 million in the 2020 first quarter.
The 2020 first quarter non-investment grade portfolio net interest income yield was 1.7%, compared to 1.9% in the 2019 first quarter. The decrease in yield was driven by a decrease in LIBOR rates and its impact on our floating rate assets, as well as the deliberate use of less investment leverage, and therefore a lower net asset base, in the first quarter of 2020 versus the prior year quarter.
The non-investment grade portfolio net unrealized losses reported in the 2020 first quarter were $285.5 million, compared to a net unrealized gain of $27.6 million in the 2019 first quarter. The net unrealized losses reflected investment market volatility caused by the economic dislocation resulting from the COVID-19 global pandemic.
The 2020 first quarter investment grade portfolio net interest income yield was 0.5%, consistent with 0.6% in the prior period.
In addition, during the first quarter of 2020, the investment grade available for sale portfolio experienced $38.0 million of unrealized holding losses, as disclosed within the statement of other comprehensive income (loss). The unrealized holding losses reflected investment market volatility caused by the economic dislocation resulting from the COVID-19 global pandemic.
Growth in book value per diluted common share
Results for the three months ended March 31, 2020 versus 2019:
Book value per diluted common share was $28.21 as of March 31, 2020, compared to $43.49 per share as of December 31, 2019. The decrease was driven by a net loss of $267.8 million and a net other comprehensive loss of $37.8 million.

Reconciliation of non-U.S. GAAP financial measures
Underwriting income (loss), adjusted underwriting income (loss), adjusted combined ratio and the non-investment grade portfolio and investment grade portfolio components of our investment returns (net interest income yield on average net assets, and net investment income return on average net assets and on average total investments (excluding accrued investment income), respectively) are non-U.S. GAAP financial measures. We use these measures, together with the GAAP financial statements, to provide information that assists with analyzing our performance. As a result, certain income and expense items are excluded from these measures in an effort to allow an effective analysis. With respect to expenses, we do not view certain operating expenses related to corporate activities, referred to as certain corporate expenses, as part of our underwriting activities. These expenses are generally comprised of non-recurring costs of the holding company, such as costs associated with the initial setup of subsidiaries, as well as costs associated with the ongoing operations of the holding company such as compensation of certain executives. The following are descriptions of each of the non-U.S. GAAP financial measures used by us.
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
The non-investment grade portfolio and investment grade portfolio components of our investment returns (net interest income yield on average net assets, and net investment income return on average net assets and on average total investments (excluding accrued investment income), respectively) are useful in evaluating our investment performance. The non-investment grade portfolio component of these investment returns reflect the performance of our investment strategy under HPS, which includes the use of leverage. The investment grade portfolio component of these investment returns reflect the performance of the investment portfolios that predominantly support our underwriting collateral.
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

Reconciliation of underwriting income (loss) and adjusted underwriting income (loss)
Underwriting income (loss) reconciles to net income (loss) available to common shareholders, and adjusted underwriting income (loss) reconciles to underwriting income (loss) for the three months ended March 31, 2020 and 2019 as follows:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Net income (loss) available to common shareholders	$(267,779)	$47,632
Preference dividends	1,171	4,907
Net income (loss) before dividends	(266,608)	52,539
Income tax expense	—	—
Interest expense	2,912	—
Net foreign exchange (gains) losses	(5,013)	437
Net investment (income) loss	262,699	(58,354)
Other underwriting (income) loss	(133)	(592)
Underwriting income (loss)	(6,143)	(5,970)
Certain corporate expenses	2,996	1,963
Other underwriting income (loss)	133	592
Adjusted underwriting income (loss)	$(3,014)	$(3,415)

Reconciliation of the adjusted combined ratio
The adjusted combined ratio reconciles to the combined ratio for the three months ended March 31, 2020 and 2019 as follows:

	Three Months Ended March 31,
	2020			2019
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$110,676	$—	$110,676	$110,850	$—	$110,850
Acquisition expenses	28,367	—	28,367	33,974	—	33,974
General & administrative expenses (1)	7,139	(2,996)	4,143	7,240	(1,963)	5,277
Net premiums earned (1)(2)	140,039	133	140,172	146,094	592	146,686

Loss ratio	79.0%			75.9%
Acquisition expense ratio	20.3%			23.3%
General & administrative expense ratio (1)	5.1%			4.9%
Combined ratio	104.4%			104.1%
Adjusted loss ratio			79.0%			75.6%
Adjusted acquisition expense ratio			20.2%			23.2%
Adjusted general & administrative expense ratio			3.0%			3.5%
Adjusted combined ratio			102.2%			102.3%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

Reconciliation of the non-investment grade portfolio and investment grade portfolio components of our investment returns
The non-investment grade portfolio and the investment grade portfolio components of our investment returns for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$32,764	$5,060	$—	$37,824	$37,339	$5,802	$—	$43,141
Investment management fees - related parties	(3,973)	(379)	—	(4,352)	(4,071)	(338)	—	(4,409)
Borrowing and miscellaneous other investment expenses	(2,591)	(225)	(2,853)	(5,669)	(4,858)	(204)	(3,236)	(8,298)
Net interest income	26,200	4,456	(2,853)	27,803	28,410	5,260	(3,236)	30,434
Net realized gains (losses) on investments	(7,225)	2,179	—	(5,046)	1,319	(37)	—	1,282
Net unrealized gains (losses) on investments (1)	(285,493)	37	—	(285,456)	27,625	4,813	—	32,438
Investment performance fees - related parties	—	—	—	—	(5,800)	—	—	(5,800)
Net investment income (loss)	$(266,518)	$6,672	$(2,853)	$(262,699)	$51,554	$10,036	$(3,236)	$58,354

Average total investments (excluding accrued investment income) (2)	$1,790,337	$820,635	$—	$2,610,972	$1,895,843	$888,424	$—	$2,784,267
Average net assets (3)	$1,530,825	$826,062	$(328,750)	$2,028,137	$1,506,245	$886,927	$(316,987)	$2,076,185

Net interest income yield on average net assets (3)	1.7%	0.5%		1.4%	1.9%	0.6%		1.5%
Net investment income return on average total investments (excluding accrued investment income) (2)	(14.9)%	0.8%		(10.1)%	2.7%	1.1%		2.1%
Net investment income return on average net assets (3)	(17.4)%	0.8%	(0.9)%	(13.0)%	3.4%	1.1%	(1.0)%	2.8%
(1) Net unrealized gains (losses) on investments excludes unrealized gains and losses from the available for sale portfolios, which are recorded in other comprehensive income.
(2) Net investment income return on average total investments (excluding accrued investment income) is calculated by dividing net investment income by average total investments. For the three-month period, average total investments is calculated using the average of the beginning and ending balance of each quarterly period. However, for the investment grade portfolio component of these returns, the impact of revolving credit agreement borrowings is not subtracted from net investment income.
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

	As of March 31, 2020				As of March 31, 2019
	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total
	($ in thousands)
Average total investments (excluding accrued investment income) - QTD	$1,790,337	$820,635	$—	$2,610,972	$1,895,843	$888,424	$—	$2,784,267
Average net assets - QTD	1,530,825	826,062	(328,750)	2,028,137	1,506,245	886,927	(316,987)	2,076,185

Total investments	$1,718,421	$794,385	$—	$2,512,806	$1,909,095	$921,071	$—	$2,830,166
Accrued Investment Income	12,312	4,032	—	16,344	13,300	4,046	—	17,346
Receivable for Securities Sold	22,329	4,460	—	26,789	62,365	201	—	62,566
Less: Payable for Securities Purchased	61,834	1,995	—	63,829	83,189	12,388	—	95,577
Less: Payable for Securities Sold Short	30,076	—	—	30,076	28,737	—	—	28,737
Less: Revolving credit agreement borrowings	247,736	—	328,750	576,486	326,256	—	326,487	652,743
Net assets	$1,413,416	$800,882	$(328,750)	$1,885,548	$1,546,578	$912,930	$(326,487)	$2,133,021
Non-investment grade borrowing ratio (1)	17.5%				21.1%

Unrealized gains on investments	$25,439	$15,086	$—	$40,525	$28,066	$4,040	$—	$32,106
Unrealized losses on investments	(366,188)	(47,603)	—	(413,791)	(104,700)	(6,835)	—	(111,535)
Net unrealized gains (losses) on investments	$(340,749)	$(32,517)	$—	$(373,266)	$(76,634)	$(2,795)	$—	$(79,429)
(1) The non-investment grade borrowing ratio is calculated as revolving credit agreement borrowings divided by net assets.

Critical accounting policies, estimates and recent accounting pronouncements
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables and fair value measurements. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new company, like our company, are even more difficult to make than those made in a mature company since we have compiled relatively limited historical information through March 31, 2020. Actual results will differ from these estimates and such differences may be material.
The critical accounting policies that we believe affect significant estimates used in the preparation of our consolidated financial statements, as well as certain recent accounting pronouncements, are discussed under the heading “Management’s discussion and analysis of financial condition and results of operations-Critical accounting policies, estimates and recent accounting pronouncements” contained in our Annual Report on Form 10-K for the year ending December 31, 2019, updated, where applicable, in the notes accompanying our consolidated financial statements included in this report, including Note 2, “Basis of presentation and significant accounting policies”.
Financial condition, liquidity and capital resources
General
We are a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, we depend on our available cash resources, dividends or other distributions from subsidiaries to make payments, including the payment of interest on our senior notes, dividends on our preference shares and operating expenses we may incur. During the three months ended March 31, 2020 and the year ended December 31, 2019, we received dividends of $1.1 million and $13.4 million, respectively, from Watford Re, our Bermuda operating subsidiary.
The ability of our regulated operating subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Watford Re is required to maintain an enhanced capital requirement, or ECR, which must equal or exceed its minimum solvency margin (in other words, the amount by which the value of its general business assets must exceed its general business liabilities). Watford Re is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Watford Re is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with each of its ECR, minimum solvency margin and minimum liquidity ratio. In any financial year, Watford Re is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority, or the BMA, an affidavit attesting that a dividend would not cause Watford Re to fail to meet its relevant margins. As of December 31, 2019, as determined under Bermuda law, Watford Re had a statutory capital and surplus of $1.1 billion and was in compliance with its ECR, minimum solvency margin and minimum liquidity ratio. Accordingly, as of December 31, 2019, Watford Re was able to pay dividends of up to $276.6 million to us during 2020 without the requirement of filing such an affidavit with the BMA. This is subject to ongoing monitoring of capital throughout 2020. In addition, Watford Re is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements.

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
Financial condition
Shareholders’ equity
2020 versus 2019: Total shareholders’ equity was $564.1 million as of March 31, 2020, compared to $872.4 million as of December 31, 2019, a decrease of $308.3 million or 35.3%. The decrease in shareholders’ equity was primarily driven by net investment loss of $262.7 million, an other comprehensive loss of $37.8 million, an underwriting loss of $6.1 million, an interest expense of $2.9 million, and preference dividends of $1.2 million. In addition, the repurchase of 127,744 common shares during the 2020 first quarter under our $50 million share repurchase program reduced shareholders’ equity by $2.9 million.

Investment portfolios
The table below summarizes the credit quality of our non-investment grade and investment grade portfolios as of March 31, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
March 31, 2020	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$906,999	$—	$—	$—	$—	$10,277	$650,028	$161,307	$2,823	$1,314	$1,590	$79,660
Corporate bonds	240,570	—	—	—	5,933	14,447	84,955	118,847	1,872	—	3,699	10,817
Asset-backed securities	140,613	—	—	3,339	85,572	19,727	7,395	1,418	—	—	—	23,162
Mortgage-backed securities	8,529	—	—	—	—	1,190	—	—	—	—	2,552	4,787
Short-term investments	269,768	26,024	133,548	402	62,091	—	40,000	—	—	—	—	7,703
Total fixed income instruments and short-term investments	1,566,479	26,024	133,548	3,741	153,596	45,641	782,378	281,572	4,695	1,314	7,841	126,129
Other Investments	30,682
Equities	121,260
Total Non-Investment Grade Portfolio	$1,718,421	$26,024	$133,548	$3,741	$153,596	$45,641	$782,378	$281,572	$4,695	$1,314	$7,841	$126,129

Investment Grade Portfolio:
Corporate bonds	$167,570	$—	$34,647	$76,063	$52,085	$4,775	$—	$—	$—	$—	$—	$—
U.S. government and government agency bonds	265,423	—	265,423	—	—	—	—	—	—	—	—	—
Asset-backed securities	113,583	1,628	—	15,980	95,975	—	—	—	—	—	—	—
Mortgage-backed securities	21,785	—	—	4,600	17,185	—	—	—	—	—	—	—
Non-U.S. government and government agency bonds	149,858	—	149,858	—	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	2,073	1,023	570	480	—	—	—	—	—	—	—	—
Short-term investments	74,093	4,150	21,239	—	48,704	—	—	—	—	—	—	—
Total Investment Grade Portfolio	$794,385	$6,801	$471,737	$97,123	$213,949	$4,775	$—	$—	$—	$—	$—	$—
Total	$2,512,806	$32,825	$605,285	$100,864	$367,545	$50,416	$782,378	$281,572	$4,695	$1,314	$7,841	$126,129
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA, followed by ratings from DBRS.

	Credit Rating (1)
December 31, 2019	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Non-Investment Grade Portfolio
Term loan investments	$1,061,934	$—	$—	$—	$—	$9,617	$761,168	$215,909	$6,823	$2,119	$—	$66,298
Corporate bonds	213,841	—	—	—	—	9,003	58,345	135,613	—	—	—	10,880
Asset-backed securities	190,738	—	—	4,002	105,706	29,695	18,381	—	—	—	—	32,954
Mortgage-backed securities	7,706	—	—	—	—	976	—	—	—	—	2,497	4,233
Short-term investments	232,436	—	116,805	34,903	64,108	—	—	8,359	—	—	—	8,261
Total fixed income instruments and short-term investments	1,706,655	—	116,805	38,905	169,814	49,291	837,894	359,881	6,823	2,119	2,497	122,626
Other Investments	30,461
Equities	125,137
Total Non-Investment Grade Portfolio	$1,862,253	$—	$116,805	$38,905	$169,814	$49,291	$837,894	$359,881	$6,823	$2,119	$2,497	$122,626

Investment Grade Portfolio
Corporate bonds	$158,632	$—	$36,128	$81,401	$41,103	$—	$—	$—	$—	$—	$—	$—
U.S. government and government agency bonds	285,609	—	285,609	—	—	—	—	—	—	—	—	—
Asset-backed securities	145,433	2,006	—	25,177	118,250	—	—	—	—	—	—	—
Mortgage-backed securities	24,750	—	—	1,100	23,650	—	—	—	—	—	—	—
Non-U.S. government and government agency bonds	133,409	—	132,460	—	949	—	—	—	—	—	—	—
Municipal government and government agency bonds	2,184	1,135	573	476	—	—	—	—	—	—	—	—
Short-term investments	96,867	25,783	20,037	—	51,047	—	—	—	—	—	—	—
Total Investment Grade Portfolio	$846,884	$28,924	$474,807	$108,154	$234,999	$—	$—	$—	$—	$—	$—	$—
Total	$2,709,137	$28,924	$591,612	$147,059	$404,813	$49,291	$837,894	$359,881	$6,823	$2,119	$2,497	$122,626
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA, followed by ratings from DBRS.

The following tables summarize the composition of the Company’s non-investment grade and investment grade portfolios by sector as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Total	Financials	Health Care	Technology	Consumer Services	Industrials	Consumer Goods	Oil & Gas	All Other (1)
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$906,999	$190,535	$195,084	$199,837	$98,518	$89,778	$40,415	$32,049	$60,783
Corporate bonds	240,570	24,927	43,028	15,702	49,761	27,585	19,947	18,522	41,098
Equities - sector specific	95,112	59,714	27,174	5,868	—	1,026	—	242	1,088
Short-term investments - sector specific	47,703	7,703	—	—	—	—	—	40,000	—
Subtotal	1,290,384	282,879	265,286	221,407	148,279	118,389	60,362	90,813	102,969
Equities - non-sector specific	26,148
Short-term investments - non-sector specific	222,065
Asset-backed securities	140,613
Other investments	30,682
Mortgage-backed securities	8,529
Total Non-Investment Grade Portfolio	$1,718,421	$282,879	$265,286	$221,407	$148,279	$118,389	$60,362	$90,813	$102,969

Investment Grade Portfolio:
Corporate bonds	$167,570	$62,046	$13,752	$12,135	$15,481	$14,133	$34,718	$7,346	$7,959
Short-term investments	74,093
U.S. government and government agency bonds	265,423
Non-U.S. government and government agency bonds	149,858
Asset-backed securities	113,583
Mortgage-backed securities	21,785
Municipal government and government agency bonds	2,073
Total Investment Grade Portfolio	$794,385	$62,046	$13,752	$12,135	$15,481	$14,133	$34,718	$7,346	$7,959
Total Investments	$2,512,806	$344,925	$279,038	$233,542	$163,760	$132,522	$95,080	$98,159	$110,928
(1) Includes telecommunications, utilities and basic materials.

	December 31, 2019
	Total	Financials	Health Care	Technology	Consumer Services	Industrials	Consumer Goods	Oil & Gas	All Other (1)
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$1,061,934	$212,800	$221,982	$232,659	$121,434	$111,912	$46,827	$52,200	$62,120
Corporate bonds	213,841	17,547	19,160	10,972	28,144	13,822	23,491	27,632	73,073
Equities - sector specific	101,551	55,946	30,640	11,263	—	1,283	—	1,040	1,379
Short-term investments - sector specific	16,620	8,261	—	3,030	—	5,329	—	—	—
Subtotal	1,393,946	294,554	271,782	257,924	149,578	132,346	70,318	80,872	136,572
Equities - non-sector specific	23,586
Short-term investments - non-sector specific	215,816
Asset-backed securities	190,738
Other investments	30,461
Mortgage-backed securities	7,706
Total Non-Investment Grade Portfolio	$1,862,253	$294,554	$271,782	$257,924	$149,578	$132,346	$70,318	$80,872	$136,572

Investment Grade Portfolio:
Corporate bonds	$158,632	$72,707	$12,087	$8,035	$11,752	$10,548	$32,046	$5,734	$5,723
Short-term investments	96,867
U.S. government and government agency bonds	285,609
Non-U.S. government and government agency bonds	133,409
Asset-backed securities	145,433
Mortgage-backed securities	24,750
Municipal government and government agency bonds	2,184
Total Investment Grade Portfolio	$846,884	$72,707	$12,087	$8,035	$11,752	$10,548	$32,046	$5,734	$5,723
Total Investments	$2,709,137	$367,261	$283,869	$265,959	$161,330	$142,894	$102,364	$86,606	$142,295
(1) Includes telecommunications, utilities and basic materials.

The fair value of our term loans, fixed maturities and short-term investments in our non-investment grade and investment grade portfolios, summarized by contractual maturity as of March 31, 2020 and December 31, 2019 were as follows:

	Contractual Maturity
March 31, 2020	Fair Value	Due in One Year or Less	Due After One Through Two Years	Due After Three Through Five Years	Due After Five Through Ten Years	Due After Ten Years
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$906,999	$16,371	$298,644	$219,701	$372,283	$—
Corporate bonds	240,570	29	31,289	109,198	100,054	—
Short-term investments	269,768	269,768	—	—	—	—
Subtotal	1,417,337	286,168	329,933	328,899	472,337	—
Asset-backed securities	140,613
Mortgage-backed securities	8,529
Other Investments	30,682
Equities	121,260
Total Non-Investment Grade Portfolio	$1,718,421	$286,168	$329,933	$328,899	$472,337	$—

Investment Grade Portfolio:
Corporate bonds	$167,570	$8,439	$49,634	$46,347	$51,743	$11,407
U.S. government and government agency bonds	265,423	329	209,121	46,740	9,233	—
Non-U.S. government and government agency bonds	149,858	6,906	43,861	32,993	66,098	—
Municipal government and government agency bonds	2,073	—	253	1,341	480	—
Short-term investments	74,093	74,093	—	—	—	—
Subtotal	659,017	89,767	302,869	127,421	127,554	11,407
Asset-backed securities	113,583
Mortgage-backed securities	21,785
Total - Investment Grade Portfolio	$794,385	$89,767	$302,869	$127,421	$127,554	$11,407
Total	$2,512,806	$375,935	$632,802	$456,320	$599,891	$11,407

	Contractual Maturity
December 31, 2019	Fair Value	Due in One Year or Less	Due After One Through Two Years	Due After Three Through Five Years	Due After Five Through Ten Years	Due After Ten Years
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$1,061,934	$23,683	$289,985	$314,908	$433,358	$—
Corporate bonds	213,841	15,746	21,879	113,750	61,933	533
Short-term investments	232,436	232,436	—	—	—	—
Subtotal	1,508,211	271,865	311,864	428,658	495,291	533
Asset-backed securities	190,738
Mortgage-backed securities	7,706
Other Investments	30,461
Equities	125,137
Total Non-Investment Grade Portfolio	$1,862,253	$271,865	$311,864	$428,658	$495,291	$533

Investment Grade Portfolio:
Corporate bonds	$158,632	$2,760	$45,676	$54,584	$43,586	$12,026
U.S. government and government agency bonds	285,609	1,490	212,884	41,976	29,259	—
Non-U.S. government and government agency bonds	133,409	6,745	31,443	32,213	63,008	—
Municipal government and government agency bonds	2,184	—	253	1,330	601	—
Short-term investments	96,867	96,867	—	—	—	—
Subtotal	676,701	107,862	290,256	130,103	136,454	12,026
Asset-backed securities	145,433
Mortgage-backed securities	24,750
Total - Investment Grade Portfolio	846,884	$107,862	$290,256	$130,103	$136,454	$12,026
Total	$2,709,137	$379,727	$602,120	$558,761	$631,745	$12,559

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following chart shows the composition of our non-investment grade and investment grade portfolios as of March 31, 2020:
Total: $1,718.4 million
Total: $794.4 million
Liquidity and capital resources
Cash flows
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our most significant source of operating cash flow is from premiums received from our insureds and reinsureds. Our underwriting operations provide liquidity in that premiums are received in advance, sometimes substantially in advance, of the time losses are paid. The period of time from the occurrence of a claim through the settlement of the resulting liability may extend many years into the future. We expect that our liquidity needs, including our anticipated insurance and reinsurance obligations and operating and capital expenditure needs, for at least the next 12 months, will be met by funds generated from underwriting activities and investment income, as well as by our balance of cash, short-term investments, proceeds on the sale or maturity of our investments and our credit facilities. For a discussion of the risks related to the potential future impacts of the COVID-19 global pandemic on our liquidity and capital resources, see Part II, Item 1A, “Risk Factors” in this report.
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
Sources of liquidity include cash flows from operations, financing arrangements and routine sales of investments. The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Cash and cash equivalents provided by (used for):
Operating activities	$24,575	$70,306
Investing activities	(111,627)	(31,877)
Financing activities	88,184	(45,918)
Effects of exchange rate changes on foreign currency	(6,989)	261
Change in cash and cash equivalents	$(5,857)	$(7,228)
Results for the three months ended March 31, 2020:

•
Cash provided by operating activities for the three months ended March 31, 2020 was lower than the same period in 2019. We continued to generate strong operating cash inflows, primarily driven by our premium receipts exceeding the level of our paid claims, and interest income received.

•
Cash used for investing activities for the three months ended March 31, 2020 was higher than the same period in 2019, due to an increase in purchases and a reduction in sales, redemptions and maturities in 2020.

•
Cash was provided by financing activities for the three months ended March 31, 2020, rather than being used for financing activities in 2019. During the 2020 first quarter, we increased withdrawals from the secured credit facility and the custodian bank facility, rather than cash used for net repayments of borrowings in the same period for 2019. These withdrawals were driven by our investment strategy related to the timing and use of leverage in managing our non-investment grade portfolio. In addition, we purchased $2.9 million of our own common shares under our $50 million share repurchase program during the 2020 first quarter.

Our investments in certain securities and loans may be illiquid due to contractual provisions or may prove to be illiquid in certain investment market conditions. Changes in general economic conditions could have a material adverse effect on the value and liquidity of the investments in our investment portfolios. The COVID-19 global pandemic has severely impacted the financial markets, which has had a material adverse effect on our non-investment grade portfolio, in particular. If we require significant amounts of cash on short notice in excess of our anticipated cash requirements, we may have difficulty selling these investments in a timely manner or may be forced to sell or otherwise liquidate them at unfavorable values.
The primary goals of our asset liability management process are to satisfy insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows, including our debt service obligations and payment of dividends on our preference shares. We do not explicitly implement an exact cash flow match in each period. However, the substantial degree by which the fair value of our investment portfolios exceeds the expected present value of the net underwriting liabilities, as well as the ongoing cash flow from premiums and contractual principal and interest payments received from our investment portfolios, strengthens our ability to fund the payment of claims and to service our other outstanding obligations without having to sell securities or loans at distressed prices. We believe that, generally, the combination of premium receipts and the expected principal and interest payments produced by our predominantly fixed income investment portfolios will adequately fund future claim payments and other liabilities when due.
Capital resources
In addition to the common shares and preference shares we issued in our initial funding, we have entered into credit facilities to support our business operations. Further, in July 2019, we issued our senior notes and used the net proceeds from the issuance to redeem 76.34% of our then outstanding preference shares, as described in more detail below. We believe that we hold sufficient capital to allow us to continue our business operations and execute our strategy, as well as to comply with all applicable statutory regulations.
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
In the first quarter of 2020, our board of directors authorized a share repurchase program, which allows us to make repurchases of up to $50 million of our common shares from time to time in open market or privately negotiated transactions. During the quarter, we repurchased 127,744 common shares at an average price of $22.42 per share for an aggregate cost of $2.9 million. As of March 31, 2020, approximately $47.1 million of unused share repurchase capacity remained available under the program. In light of the COVID-19 global pandemic and the uncertain economic outlook, we have temporarily halted repurchases under the program. Including the share repurchases under our initial $75 million share repurchase program authorized by the board of directors in 2019, we repurchased a total of approximately 2.9 million common shares for an aggregate cost of $77.9 million, excluding transaction costs between September 2019 and March 31, 2020. Any repurchases under our current share repurchase program will be in accordance with applicable laws, our organizational documents and the applicable terms of our outstanding securities. The timing and amount of the repurchase transactions under the share repurchase program will depend on a variety of factors, including market conditions, the level of future earnings, and rating agency and regulatory considerations. Other than pursuant to our share repurchase program, at the present time, we do not expect to repurchase common shares, declare or pay dividends on our common shares or otherwise return capital to our common shareholders for the foreseeable future.

The following table summarizes our consolidated capital position:

	March 31, 2020		December 31, 2019
	Amount	% of Total Capital	Amount	% of Total Capital
	($ in thousands)
Debt:
Senior notes	$172,486	21.9%	$172,418	15.7%
Shareholders’ equity:
Preference shares	52,328	6.6%	52,305	4.8%
Shareholders’ equity	564,054	71.5%	872,353	79.5%
Total shareholders’ equity	616,382	78.1%	924,658	84.3%
Total capital available to Watford	$788,868	100.0%	$1,097,076	100.0%
The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by ratings agencies, at a level considered necessary by management to enable our key operating subsidiaries to compete; (2) sufficient capital to enable our underwriting subsidiaries to meet the capital adequacy tests mandated by regulatory agencies in Bermuda, the United States and other key markets; and (3) sufficient letter of credit and other credit facilities to enable Watford Re to post regulatory and commercially required letters of credit and other forms of collateral that are necessary for it to write business. For more information regarding the current status of our ratings, see "-Ratings" below.
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
On July 2, 2019, we completed a private offering of $175.0 million in aggregate principal amount of our 6.5% senior notes due July 2, 2029. The aggregate principal amount was in line with our then-current limit on Tier 3 capital credit under the BMA’s regulatory framework. Interest on our senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020. Affiliates of ACGL purchased $35.0 million in aggregate principal amount of our senior notes. The $172.3 million net proceeds from the offering were used to redeem a portion of our outstanding preference shares, as described above.
As a result of the issuance of our senior notes and the redemption of our preference shares, we incur interest expenses and a reduction of preference dividends, with the cumulative effect resulting in substantial savings in our combined interest and preference dividend expense.
In addition to the capital provided by the sale of our common shares, preference shares and senior notes, we may depend on external sources of financing to support our underwriting activities, such as bank credit facilities providing loans and/or letters of credit, as well as additional note issuances. As noted above, additional equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities might have rights, preferences and privileges that are senior to those of our outstanding securities.
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
In response to the unrealized, adverse mark-to-market impact on the valuation of our investment portfolios caused by the economic shutdown related to the COVID-19 global pandemic, A.M. Best and KBRA have issued press releases noting potential future rating actions. In particular, on May 1,

2020, A.M. Best announced that it had placed the “A-” financial strength ratings of our operating subsidiaries “under review with negative implications.” In addition, A.M. Best also placed “under review with negative implications” the long-term issuer credit rating of “BBB-” and the long-term issuer credit rating of “BB” on our cumulative contingently-redeemable preference shares. The designation of being “under review with negative implications” indicates that a previously-published rating has the potential for a near-term change (typically within six months) due to a recent event or abrupt change in the financial condition of the entity to which the rating applies.  The rating remains under review until A.M. Best is able to determine the implications of the circumstances that facilitated the under review status, before making its final opinion. Similarly, on May 7, 2020, KBRA announced that it had placed on “watch-negative” the “A” insurer financial strength ratings of our operating companies as well as our “BBB+” issuer rating and the credit ratings of our “BBB+” senior unsecured notes and “BBB-” cumulative contingently redeemable preference shares. Placement of a KBRA rating on “watch” status indicates that KBRA believes that there is a meaningful potential for the rating to change in the direction of the watch indicator.
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
In general, not withstanding the prevailing global economic uncertainty related to the COVID-19 global pandemic, the current insurance and reinsurance market environment overall remains extremely competitive and reflects a prolonged period of low prices and continued pressure to broaden terms and conditions. Over the past several years, the industry has witnessed a gradual rate softening in response to a surplus of industry capital and a number of years of benign catastrophe activity. While the insurance and reinsurance market historically has been subject to pricing and capacity cycles, the overall market has not experienced true cyclicality in the period since the inception of our operations in 2014. However, due to recent property catastrophe losses, along with a higher perceived social inflation, pricing on certain product lines appears to be firming and becoming more attractive on a risk adjusted basis. Nevertheless, in the near term, we believe the COVID-19 global pandemic has created significant areas of uncertainty for the P&C insurance business, with the casualty lines most likely to be adversely affected by the pandemic being professional and medical malpractice liability.
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
Since the formation of WICE, we have grown our European motor insurance business. Gross premiums written generated by WICE for the three months ended March 31, 2020 and 2019 were $51.7 million and $54.8 million, respectively. The majority of such premiums relate to U.K. motor insurance.
In addition, certain “new” product lines, such as mortgage reinsurance (having historically been written by captive insurers allied with primary mortgage insurers or mortgage lenders), are now more widely available due to risk transfer programs initiated over the past few years by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Prior to the COVID-19 global pandemic, we believed the pricing for mortgage reinsurance was attractive on a risk-adjusted basis. However, we also believe that mortgage insurance may potentially be affected by the COVID-19 global pandemic and have reduced our exposure to this risk.
We target a medium- to long-term, lower volatility underwriting portfolio with tightly managed natural catastrophe exposure in order to reduce the likelihood that our capital and/or liquidity position would be adversely affected by a catastrophe event. We seek to limit our modeled net PML, for property catastrophe exposures for each peak peril and peak zone from a modeled 1-in-250 year occurrence to no more than 10% of our total capital, which is less than most of our principal reinsurance competitors. As of March 31, 2020, our largest modeled peak peril and zone net occurrence PML was 6.7% of our total capital. Our conscious effort to limit our catastrophe exposure is designed to lower the volatility of our overall underwriting portfolio and to provide greater certainty as to future claims-related payout patterns and timing. Our casualty-focused underwriting portfolio’s payout pattern is slower than that of most competitors due to the longer tail lines of business we write, and that slower payout pattern provides us with the potential for greater investment income on those premiums.
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
For more information regarding our current outlook related to the impact of the COVID-19 global pandemic on the insurance and reinsurance industry and our business, see "-Current outlook" above.

Contractual obligations and commitments
Lloyds letter of credit facility
On May 14, 2019, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2020. Under the renewed Lloyds Facility, we may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which we were in compliance as of March 31, 2020 and December 31, 2019. At such dates, we had approximately $48.7 million and $51.0 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in our consolidated balance sheets.
Unsecured letter of credit facility
On September 20, 2019, Watford Re signed a 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount is $100.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. The Unsecured Facility requires the maintenance of certain covenants, as well as certain representations and warranties that are customary for facilities of this type. At March 31, 2020 and December 31, 2019, we had $25.2 million and $19.3 million, respectively, in outstanding letters of credit issued from the Unsecured Facility, and were in compliance with the Unsecured Facility covenants.
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
The borrowings and outstanding letters of credit from the Secured Facility were as follows:

	March 31,	December 31,
	2020	2019
	($ in thousands)
Borrowings to purchase investments	$171,837	$155,537
Borrowings to purchase collateral	328,750	328,750
Total secured credit facility borrowings	500,587	484,287
Outstanding letters of credit	52,533	52,533
The Secured Facility contains various affirmative and negative covenants. As of March 31, 2020 and December 31, 2019, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facility
As of March 31, 2020 and December 31, 2019, we had borrowings of $75.9 million and $Nil, respectively, from our custodian bank to purchase U.S. dollar denominated securities. We pay interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand.
As of March 31, 2020, the total borrowed amount of $75.9 million included 0.6 million Euros, or EUR, (U.S. dollar equivalent of $0.7 million) to purchase EUR-denominated securities. We pay interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the non-U.S. dollar-denominated borrowed funds is included as a component of foreign exchange gains (losses) included in the consolidated statements of net income (loss).
The custodian bank requires us to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At March 31, 2020 and December 31, 2019, we were required to hold $108.2 million and $Nil, respectively, in such deposits and investment accounts.
Senior notes
On July 2, 2019, we completed a private offering of $175.0 million in aggregate principal amount of our 6.5% senior notes, due July 2, 2029. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020. The senior notes are Watford Holding’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of Watford Holdings that are unsecured and unsubordinated. We may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. The senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements, at any time after July 2, 2024. At March 31, 2020, the carrying amount of the senior notes was $172.5 million, presented net of unamortized debt issuance costs of $2.5 million.

Master confirmation of total return swap transactions
On August 13, 2018, Watford Re executed a Master Confirmation of Total Return Swap Transactions, (the “Master TRS”) with Credit Suisse International, (“CSI”), under the ISDA Master Agreement between Watford Re and CSI dated as of April 24, 2014. Under the Master TRS, we can from time to time execute total return swap transactions referencing loan obligations. The purpose of the Master TRS is to allow us to obtain leveraged exposure to loan obligations in a cash efficient manner. Since each transaction will be confirmed separately, the Master TRS is uncommitted and does not have a maximum facility size. Each confirmed transaction executed under the Master TRS will expire on the earlier of (i) the repayment date of the underlying reference loan or (ii) the date specified in the confirmation, which cannot be later than 360 days after the date of the confirmation, provided that each transaction will automatically extend for a further 360 days unless certain events have occurred. Under the terms of the Master TRS, we are required to post collateral to CSI under our ISDA Credit Support Annex with CSI to support our obligations under each transaction. The collateral will comprise an initial amount, determined on a transaction-by-transaction basis, plus an amount calculated on the basis of the daily mark-to-market value of the transaction. Under each transaction, CSI will pay to us an amount equal to the amounts received by a lender of the specified principal amount under the relevant reference loan and, if the transaction is terminated before the loan is repaid, an amount based on the change in market value of the loan. We have the option to terminate any transaction at will, subject to paying a break fee, and CSI can terminate transactions if certain events occur, including the unavailability of market prices for the relevant loan, CSI being unable to hedge the relevant transaction or certain changes of law or regulation.
Pledged and restricted assets
For the benefit of certain Arch entities and other third parties that cede business to us, we are required to post and maintain collateral to support our potential obligations under reinsurance contracts that we write. This collateral can be in the form of either investment assets held in collateral trust accounts or letters of credit. Under our credit facilities, in order for us to have the bank issue a letter of credit to our reinsurance contract counterparty, we must post investment assets or cash as collateral to the bank. In either case, the amounts remain restricted for the duration of the term of the trust or letter of credit, as applicable. See Note 13, “Commitments and contingencies” in our consolidated financial statements in Part I, Item 1 of this report for further details.
As of March 31, 2020 and December 31, 2019, we held $2.1 billion and $2.1 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Included within total pledged assets, we held $5.1 million and $6.4 million, respectively, in deposits with U.S. regulatory authorities.
The following table summarizes our assets pledged as collateral for credit and letter of credit facilities and total return swap transactions, assets held in trust for underwriting transactions and regulatory deposits as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	($ in thousands)
Total investments held in trust as collateral for underwriting transactions and regulatory deposits	$966,077	$1,087,707
Total investments pledged for Secured Facility	888,536	935,132
Total investments pledged for custodian bank	108,225	—
Total investments pledged for Lloyds Facility	48,704	51,047
Total investments pledged for Master TRS	62,091	64,107

Contractual obligations and commitments
The following table illustrates our contractual obligations and commitments by due date as of March 31, 2020 and December 31, 2019:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	($ in thousands)
March 31, 2020
Estimated gross payments for losses and loss adjustment expenses (1)	$1,300,249	$330,977	$429,372	$228,761	$311,139
Interest payments on senior notes (2)	108,094	11,375	22,750	22,750	51,219
Senior notes (2)	175,000	—	—	—	175,000
Revolving credit agreement borrowings (3)	576,486	576,486	—	—	—
Operating lease obligations	967	283	566	118	—
Total	$2,160,796	$919,121	$452,688	$251,629	$537,358
December 31, 2019
Estimated gross payments for losses and loss adjustment expenses (1)	$1,263,628	$319,685	$415,163	$223,406	$305,374
Interest payments on senior notes (2)	108,094	11,375	22,750	22,750	51,219
Senior notes (2)	175,000	—	—	—	175,000
Revolving credit agreement borrowings (2)	484,287	484,287	—	—	—
Operating lease obligations	1,038	283	566	189	—
Total	$2,032,047	$815,630	$438,479	$246,345	$531,593
(1) The estimated expected contractual commitments related to the reserves for loss and loss adjustment expenses are presented on a gross basis (not reflecting any corresponding reinsurance recoverable amounts that would be due to us). As of March 31, 2020, the modeled duration of our claims reserves was approximately 4.5 years.
(2) On July 2, 2019 we completed a private offering of $175.0 million aggregate principal amount of our 6.5% senior notes due July 2, 2029. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020.
(3) Revolving credit agreement borrowings include borrowings from our custodian bank to purchase securities, which is payable on demand. Therefore we have assumed that these payments will be made within one year, but payment may occur over a longer period of time.
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses we are ultimately required to pay may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts discussed above. Amounts discussed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since having purchased reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses as of March 31, 2020 and December 31, 2019 totaled $197.5 million and $171.0 million, respectively.
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
Foreign currency risk
Underwriting contracts and policies
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. We have foreign currency exposure related to non-U.S. dollar denominated contracts and policies. Of our gross premiums written from inception, $1.5 billion, or 40.0%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of March 31, 2020 and December 31, 2019, net loss and loss adjustment expense reserves included $405.3 million and $413.7 million, respectively, in foreign currencies.
Investments
We are exposed to foreign currency risk through cash and investments in loans and securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we may employ from a risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2020 and December 31, 2019, our total net long exposure to foreign denominated investments represented 13.3% and 11.5% of our total investment portfolios of $2.5 billion and $2.7 billion, respectively.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies in which we have written contracts and policies would have had on the value of our shareholders’ equity as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
(U.S. dollars in thousands, except per share data)
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$90,119	$56,382
Shareholders’ equity denominated in foreign currencies (1)	(23,072)	(26,529)
Net assets denominated in foreign currencies	$67,047	$29,853
Pre-tax impact of a hypothetical 10% appreciation of the U.S. dollar against foreign currencies:
Shareholders’ equity	$(6,705)	$(2,985)
Book value per diluted common share	$(0.34)	$(0.15)
Pre-tax impact of a hypothetical 10% decline of the U.S. dollar against foreign currencies:
Shareholders’ equity	$6,705	$2,985
Book value per diluted common share	$0.34	$0.15
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

The following table estimates the impact that a 50 basis point and 100 basis point increase or decrease in interest rates would have had on the value of our investment portfolios as of March 31, 2020 and December 31, 2019:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	+50	+100
March 31, 2020
Total fair value	$2,548	$2,532	$2,513	$2,493	$2,476
Change from base	1.4%	0.8%	—%	(0.8)%	(1.5)%
Change in unrealized value	$35	$19	$—	$(20)	$(37)

December 31, 2019
Total fair value	$2,739	$2,724	$2,709	$2,693	$2,679
Change from base	1.1%	0.6%	—%	(0.6)%	(1.1)%
Change in unrealized value	$30	$15	$—	$(16)	$(30)
Credit spread risk
We invest in credit spread sensitive assets, primarily debt assets. We consider the effect of credit spread movements on the market value of our fixed maturity investments, short-term investments, and certain of our other investments and the corresponding change in market value. As credit spreads widen, the fair value of our fixed income investments falls, and the converse is also true. Based upon historical observations, there is a low probability that credit spreads would change in the same magnitude across asset classes, industries, credit ratings, jurisdictions and individual instruments. Accordingly, the actual effect of credit spread movements may differ materially from the amounts set forth in the following tables.
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the value of our investment portfolios as of March 31, 2020 and December 31, 2019:

	Percentage Shift in Credit Spreads
(U.S. dollars in millions)	-50%	-10%	0	+10%	+50%
March 31, 2020
Total fair value	$2,748	$2,559	$2,513	$2,466	$2,283
Change from base	9.4%	1.8%	—%	(1.9)%	(9.2)%
Change in unrealized value	$235	$46	$—	$(47)	$(230)

December 31, 2019
Total fair value	$2,836	$2,735	$2,709	$2,681	$2,569
Change from base	4.7%	1.0%	—%	(1.0)%	(5.2)%
Change in unrealized value	$127	$26	$—	$(28)	$(140)
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
Liquidity risk
Certain of our investments are, or may become, illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments including our Level 3 (non-quoted) assets, which, as of March 31, 2020 and December 31, 2019, represented 5.9% and 5.4% of our total investments, respectively. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, which could include the payment of claims expenses or to satisfy a requirement of rating agencies in a period of market illiquidity, certain of our investments may be difficult to sell in a timely manner and may have to be sold or otherwise liquidated for less than what may otherwise have been possible under normal market conditions.
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

Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act on 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most employees of the Company and of our service providers have had to work from home during the COVID-19 global pandemic, though we will continue to assess the impact on the design and operating effectiveness of our internal controls.
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

Part II. Other information
Item 1. Legal proceedings
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of March 31, 2020, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.
Item 1A. Risk factors
Investing in our securities involves risks. For a discussion of the these potential risks or uncertainties, please see Part I—Item 1A—“Risk Factors” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC (or our 2019 Annual Report), and Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, in each case as updated by our subsequent periodic filings with the SEC.
Other than as described below, there have been no material changes from the risk factors previously disclosed in Part I—Item 1A, “Risk Factors” of our 2019 Annual Report.
The impact of the COVID-19 global pandemic and related risks could materially affect our results of operations, financial position and/or liquidity.
The continuing, global pandemic related to the novel coronavirus COVID-19 has impacted the global economy, financial markets and our results of operations. In addition, the COVID-19 global pandemic could materially disrupt the business operations of Arch, HPS or other third parties with whom we interact. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of the COVID-19 global pandemic are not yet known and may not emerge for some time.
The pandemic could have a significant effect on our business, results of operations, and current and future financial performance. We may experience higher levels of loss and claims activity in certain lines of business and our premiums written and earned could also be adversely affected by a suppression of global commercial activity that results in a reduction in insurable assets and other exposure. Conditions of the financial markets resulting from the COVID-19 global pandemic also have had and may continue to have a negative effect on the value and quality of the assets we hold within our investment portfolios, thereby adversely affecting our investment income and increasing our credit and related risk. Certain lines of our business may require additional forms of collateral in the event of a decline in the fair value of investments and benchmarks to which those repayment mechanisms are linked. The continued impacts of the pandemic to the financial markets may also adversely affect our ability to fund through public or private equity offerings, debt financings, and through other means at acceptable terms. In addition, in connection with our pending acquisition of Axeria IARD, we are also evaluating Axeria's potential exposure to COVID-19 related losses.
In particular, disruption in the financial markets related to the COVID-19 global pandemic has contributed to net realized and unrealized losses, due to the impact of changes in fair value on our non-investment grade investment portfolio, and, to a lesser extent, our investment grade investment portfolio. Our investment portfolios may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. Our investment portfolios also include mortgage-backed securities, which could be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened collection risk on the underlying mortgages and on rent receivables. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized and unrealized investment losses, including potential impairments in our investment portfolios. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.
For further discussion of certain of the risks related to our underwriting and investment portfolios, see “Claims for natural catastrophic events or unanticipated losses from war, pandemic, terrorism and political instability could cause large losses and substantial volatility in our results of operations and could have a material adverse effect on our financial position and results of operations,” “Emerging claim and coverage issues may adversely affect our business,” “The performance of our investments is highly dependent upon conditions in the global economy or financial markets that are outside of our Investment Managers’ control and can be difficult to predict,” and “The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.” included in Part I—Item 1A—“Risk Factors” in our 2019 Form 10-K.
Governmental, and regulatory actions in response to the COVID-19 global pandemic may adversely affect our financial performance and our ability to conduct our businesses as we have in the past.
Federal, state and local government actions in the United States and other countries where we do business to address and mitigate the impact of COVID-19 may adversely affect us. For example, we are potentially subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies were not designed or priced to cover. Currently, in some states there is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers’ compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums. At least one state regulator has issued an order requiring insurers to issue partial premium refunds, and regulators in other states could take similar actions. Many insurers, including us, have also voluntarily provided, and may further provide, partial premium refunds to their customers. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to the COVID-19 global pandemic could require an increase in taxes at the federal, state and local levels, which could adversely impact our results of operations. In addition, in connection with our pending acquisition of Axeria IARD, we are also evaluating the potential impact such governmental actions, restrictions and requirements could have on Axeria's business.
The disruption and other effects caused by the COVID-19 global pandemic could adversely affect our business operations, financial performance and results.
To protect our employees and in response to the global and regional restrictions on interpersonal contact and travel because of the COVID-19 global pandemic, our work force is working remotely, placing increased demands on our IT systems. Remote working arrangements may increase the risk of cyber-security attacks or data security incidents. While we believe we have continued to conduct our business effectively, there is no assurance that our ability to continue to function in this new environment will not be adversely affected by an extended period of limited access to our physical facilities or by other developments such as an extended disruption to our systems that support our remote work capability. We also depend on Arch, HPS and other third-party platforms and infrastructure to operate our business and provide certain of our products and services, and such third-party infrastructures face similar risks. In addition, the continuation of the COVID-19 global pandemic may continue to adversely affect our business operations, including our ability to carry on business development activities and unavailability of employees due to illness or quarantines, among others. In addition, in connection with our pending acquisition of Axeria IARD, we are also evaluating the potential impact of such disruptions and restrictions could have on Axeria's operations. For a further discussion, see “We depend on our ability to maintain effective operating procedures, and our operational structure remains under development.” “Any acquisitions, growth or expansion of our operations may expose us to risks.” and “Technology breaches or failures, including those resulting from a cyberattack on us or our service providers and program administrators, could disrupt or otherwise negatively impact our business.” included in Part I-Item 1A-“Risk Factors” in our 2019 Form 10-K.
As a result of the above risks, the COVID-19 global pandemic could materially and adversely impact our results of operations, financial position and/or liquidity.
A ratings downgrade or other negative action by a rating agency could materially affect our business, financial condition and results of operations.
Various rating agencies review the financial performance and condition of insurance and reinsurance companies, including our operating subsidiaries, and publish their financial strength ratings as indicators of an insurer’s or reinsurer's ability to fulfill its contractual obligations. These ratings are important to maintaining public confidence in our insurance and reinsurance products. A downgrade or other negative action by a rating agency with respect to the financial strength ratings of our operating subsidiaries could negatively affect us by limiting or restricting the ability of our operating subsidiaries to pay dividends to us and reducing our revenues by adversely affecting our ability to write insurance and reinsurance business.
Rating agencies also publish credit ratings for us. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to our overall ability to access certain types of capital. Actual or anticipated downgrades in our credit ratings, or an announcement that our ratings are under further review for a downgrade, could potentially have a negative effect on our financial condition and results of operations. Such an event could limit our access to capital markets, increase the cost of debt, or impair our ability to raise capital to refinance maturing debt obligations, thereby potentially limiting our capacity to support growth at our operating subsidiaries or making it more difficult to maintain or improve the current financial strength ratings of our operating subsidiaries.
In particular, in May 2020, A.M. Best announced that it had placed the financial strength ratings of our operating subsidiaries and our credit ratings under review with negative implications, and KBRA similarly announced that it had placed the financial strength ratings of our operating companies and our credit ratings on watch status. For more information, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources- Liquidity and Capital Resources-Ratings” in this report.
Ratings reflect only a rating agency’s views and are not recommendations to buy, sell or hold our securities. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions and circumstances outside the rated company’s control. In addition, rating agencies use various models and formulas to assess the strength of a rated company, and from time to time rating agencies have, in their discretion, altered the models. Changes to the models could impact a rating agency's judgment of the rating to be assigned to the rated company. There can be no assurance that our current financial strength and credit ratings will remain in effect for any given period of time, particularly in light of the recent announcements by A.M. Best and KBRA, or that these ratings will not be lowered, suspended or withdrawn entirely by the rating agencies. We cannot predict what actions A.M. Best, KBRA or other rating agencies may take, or what actions we may take in response to the actions of the rating agencies, which could negatively affect our business, financial condition and results of operations.

Item 2. Unregistered sales of equity securities and use of proceeds
The following table summarizes our purchases of common shares for the 2020 first quarter:

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (1)
1/1/2020 - 1/31/2020	—	$—	—	$—
2/1/2020 - 2/29/2020	—	—	—	—
3/1/2020 - 3/31/2020	127,744	22.42	127,744	47,136
Total	127,744	$22.42	127,744	$47,136
(1) In the first quarter of 2020, our board of directors authorized a new share repurchase program, under which we may repurchase up to $50 million of our common shares.
Item 3. Defaults upon senior securities
None.
Item 4. Mine safety disclosures
None.
Item 5. Other information
None.

Item 6. Exhibit index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
10.42	Employment Agreement between Watford Holdings Ltd. and Liz Cunningham, dated October 3, 2019.				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial information from Watford Holdings Ltd.’s Quarterly Report for the quarter ended March 31, 2020 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATFORD HOLDINGS LTD.
(REGISTRANT)

/s/ Jonathan D. Levy
Date:	May 11, 2020	Jonathan D. Levy, Chief Executive Officer

Date:	May 11, 2020	/s/ Robert L. Hawley
Robert L. Hawley, Chief Financial Officer