Form 10-Q
period 2020-06-30
Watford Holdings Ltd.
filed 2020-08-07
CIK 1601669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR

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

As of August 7, 2020, there were 19,886,979 common shares, $0.01 par value per share, of the registrant outstanding.

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

•
Arch Reinsurance Ltd., or ARL, which is a party to certain quota share agreements with one or more of our operating subsidiaries and owned approximately 12.6% of our outstanding common shares as of June 30, 2020;

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

•
downgrades, potential downgrades or other negative actions by rating agencies, including the recent announcements by A.M. Best Company, or A.M. Best, that it has placed under review with negative implications our financial strength and credit ratings and Kroll Bond Rating Agency, or KBRA, that it has revised the outlook of our financial strength and credit ratings to negative;

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

•
adverse general, societal, economic and market conditions, including those caused by pandemics, including the current global pandemic related to the novel coronavirus, or COVID-19, and government actions in response thereto; and

•
the other matters set forth under Item 1A “Risk factors,” Item 7 “Management’s discussion and analysis of financial condition and results of operations,” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, Part II Item 1A “Risk factors” and Part I Item 2 “Management’s discussion and analysis of financial condition and results of operations” of this Quarterly Report on Form 10-Q as well as the other factors set forth in the Company’s other documents on file with the SEC, and management’s response to any of the aforementioned factors.

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

Item 1. Consolidated financial statements

WATFORD HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2020	2019
Assets
Investments:
Term loans, fair value option (Amortized cost: $991,130 and $1,113,212)	$875,560	$1,061,934
Fixed maturities, fair value option (Amortized cost: $611,265 and $432,576)	548,010	416,594
Short-term investments, fair value option (Cost: $370,976 and $325,542)	370,066	329,303
Equity securities, fair value option	58,898	59,799
Other investments, fair value option (1)	34,142	30,461
Investments, fair value option	1,886,676	1,898,091
Fixed maturities, available for sale (Amortized cost: $698,897 and $739,456)	690,225	745,708
Equity securities, fair value through net income	62,444	65,338
Total investments (1)	2,639,345	2,709,137
Cash and cash equivalents	107,653	102,437
Accrued investment income	14,364	14,025
Premiums receivable (1)	258,178	273,657
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (1)	229,746	170,974
Prepaid reinsurance premiums (1)	131,919	132,577
Deferred acquisition costs, net (1)	64,149	64,044
Receivable for securities sold	31,314	16,288
Intangible assets	7,650	7,650
Funds held by reinsurers (1)	41,112	42,505
Other assets	22,328	17,562
Total assets	$3,547,758	$3,550,856
Liabilities
Reserve for losses and loss adjustment expenses (1)	$1,353,049	$1,263,628
Unearned premiums (1)	456,170	438,907
Losses payable (1)	58,292	61,314
Reinsurance balances payable (1)	72,776	77,066
Payable for securities purchased	67,272	18,180
Payable for securities sold short	29,289	66,257
Revolving credit agreement borrowings	472,361	484,287
Senior notes (1)	172,554	172,418
Amounts due to affiliates (1)	4,542	4,467
Investment management and performance fees payable (1)	5,511	17,762
Other liabilities (1)	27,440	21,912
Total liabilities	$2,719,256	$2,626,198
Commitments and contingencies
Contingently redeemable preference shares (1)	52,351	52,305
Shareholders’ equity
Common shares ($0.01 par; shares authorized: 120 million; shares issued: 22,804,128 and 22,692,300)	227	227
Additional paid-in capital	898,935	898,083
Retained earnings (deficit)	(35,909)	43,470
Accumulated other comprehensive income (loss)	(9,179)	5,629
Common shares held in treasury, at cost (shares: 2,917,149 and 2,789,405)	(77,923)	(75,056)
Total shareholders’ equity	776,151	872,353
Total liabilities, contingently redeemable preference shares and shareholders’ equity	$3,547,758	$3,550,856
(1) See Note 12, “Transactions with related parties” for disclosure of related party amounts.

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in thousands, except share and per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Gross premiums written (1)	$157,927	$161,978	$392,829	$348,667
Gross premiums ceded (1)	(52,071)	(42,608)	(100,273)	(83,910)
Net premiums written	105,856	119,370	292,556	264,757
Change in unearned premiums (1)	25,679	31,948	(20,982)	32,655
Net premiums earned (1)	131,535	151,318	271,574	297,412
Other underwriting income (loss)	868	673	1,001	1,265
Interest income	36,453	38,596	74,277	81,737
Investment management fees - related parties (1)	(4,262)	(4,570)	(8,614)	(8,979)
Borrowing and miscellaneous other investment expenses	(4,763)	(7,611)	(10,432)	(15,909)
Net interest income	27,428	26,415	55,231	56,849
Realized and unrealized gains (losses) on investments	172,063	(936)	(118,439)	32,784
Investment performance fees - related parties (1)	—	(1,692)	—	(7,492)
Net investment income (loss)	199,491	23,787	(63,208)	82,141
Total revenues	331,894	175,778	209,367	380,818

Expenses
Loss and loss adjustment expenses (1)	(104,786)	(111,416)	(215,462)	(222,266)
Acquisition expenses (1)	(29,486)	(35,417)	(57,853)	(69,391)
General and administrative expenses (1)	(7,841)	(9,751)	(14,980)	(16,991)
Interest expense (1)	(2,911)	—	(5,823)	—
Net foreign exchange gains (losses)	2,665	(441)	7,678	(878)
Total expenses	(142,359)	(157,025)	(286,440)	(309,526)
Income (loss) before income taxes	189,535	18,753	(77,073)	71,292
Income tax benefit (expense)	402	(20)	402	(20)
Net income (loss) before preference dividends	189,937	18,733	(76,671)	71,272
Preference dividends (1)	(1,109)	(4,908)	(2,280)	(9,815)
Net income (loss) available to common shareholders	$188,828	$13,825	$(78,951)	$61,457

Earnings (loss) per common share:
Basic and diluted	$9.51	$0.61	$(3.97)	$2.71
Weighted average number of common shares used in the determination of earnings (loss) per share:
Basic	19,863,048	22,740,762	19,907,490	22,711,833
Diluted	19,863,048	22,747,033	19,907,490	22,714,969
(1) See Note 12, “Transactions with related parties” for disclosure of related party amounts.

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive income (loss)
Net income (loss) available to common shareholders	$188,828	$13,825	$(78,951)	$61,457
Other comprehensive income (loss) net of income tax:
Available for sale investments:
Unrealized holding gains (losses) arising during the period	31,240	6,532	2,809	10,613
Unrealized foreign currency gains (losses) arising during the period	279	(1,678)	(7,420)	(548)
Credit loss recognized in net income (loss)	(212)	—	351	—
Reclassification of net realized (gains) losses, included in net income (loss)	(8,331)	(1,816)	(10,736)	(2,211)
Unrealized holding gains (losses) of available for sale investments	22,976	3,038	(14,996)	7,854
Foreign currency translation adjustments	51	212	188	47
Other comprehensive income (loss) net of income tax	23,027	3,250	(14,808)	7,901
Comprehensive income (loss)	$211,855	$17,075	$(93,759)	$69,358

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common shares
Balance at beginning of period	$227	$227	$227	$227
Common shares issued	—	—	—	—
Balance at end of period	227	227	227	227

Additional paid-in capital
Balance at beginning of period	898,693	895,386	898,083	895,386
Common shares issued under share plans	241	250	491	250
Share-based compensation	1	2,080	361	2,080
Balance at end of period	898,935	897,716	898,935	897,716

Accumulated other comprehensive income (loss)
Balance at beginning of period	(32,206)	(79)	5,629	(4,730)
Unrealized holding gains (losses) of available for sale investments:
Balance at beginning of period	(31,720)	658	6,252	(4,158)
Unrealized holding gains (losses) of available for sale investments, net of reclassification adjustments	22,976	3,038	(14,996)	7,854
Balance at end of period	(8,744)	3,696	(8,744)	3,696
Currency translation adjustment:
Balance at beginning of period	(486)	(737)	(623)	(572)
Currency translation adjustment	51	212	188	47
Balance at end of period	(435)	(525)	(435)	(525)
Balance at end of period	(9,179)	3,171	(9,179)	3,171

Common shares held in treasury, at cost
Balance at beginning of period	(77,923)	—	(75,056)	—
Shares repurchased for treasury	—	—	(2,867)	—
Balance at end of period	(77,923)	—	(77,923)	—

Retained earnings (deficit)
Balance at beginning of period	(224,737)	46,357	43,470	(1,275)
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	—	(428)	—
Net income (loss) before preference dividends	189,937	18,733	(76,671)	71,272
Preference share dividends paid and accrued	(1,109)	(4,908)	(2,280)	(9,815)
Balance at end of period	(35,909)	60,182	(35,909)	60,182
Total shareholders’ equity	$776,151	$961,296	$776,151	$961,296

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income (loss) before preference dividends	$(76,671)	$71,272
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses on investments	118,439	(32,784)
Amortization of fixed assets	3	72
Share-based compensation	852	2,330
Changes in:
Accrued investment income	(349)	2,548
Premiums receivable	8,621	(60)
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	(54,442)	(37,611)
Prepaid reinsurance premiums	658	(17,926)
Deferred acquisition costs, net	(2,385)	9,396
Reserve for losses and loss adjustment expenses	110,913	93,421
Unearned premiums	20,324	(14,729)
Reinsurance balances payable	(5,530)	2,379
Funds held with reinsurers	(263)	(10,890)
Other liabilities	(20,087)	48,743
Other items	(12,740)	(274)
Net Cash Provided By Operating Activities	87,343	115,887
Investing Activities
Purchase of term loans	(159,650)	(233,730)
Purchase of fixed maturity investments	(902,584)	(746,930)
Purchase of short-term investments with maturities over three months	(7,048)	—
Proceeds from sale, redemptions and maturity of term loans	267,393	189,576
Proceeds from sales, redemptions and maturities of fixed maturity investments	760,494	778,128
Proceeds from sales, redemptions and maturities of other investments	—	24,636
Proceeds from sales, redemptions and maturities of short-term investments with maturities over three months	23,202	21,909
Net (purchases) sales of short-term investments with maturities less than three months	(45,871)	26,694
Purchases of equity securities	(6,213)	(52,179)
Proceeds from sales of equity securities	9,118	26,421
Net settlements of derivative instruments	2,444	619
Purchases of furniture, equipment and other assets	(2)	—
Net Cash Provided by (Used For) Investing Activities	(58,717)	35,144
Financing Activities
Dividends paid on redeemable preference shares	(2,233)	(9,632)
Repayments on borrowings	(165,000)	(198,426)
Proceeds from borrowings	153,048	62,800
Purchases of common shares under share repurchase program	(2,867)	—
Net Cash Provided By (Used For) Financing Activities	(17,052)	(145,258)
Effects of exchange rate changes on foreign currency cash	(6,358)	(325)
Increase (decrease) in cash	5,216	5,448
Cash and cash equivalents, beginning of period	102,437	63,529
Cash and cash equivalents, end of period	$107,653	$68,977
Supplementary information
Income taxes paid	$—	$20
Interest paid	$9,579	$15,103
Non-cash exchange of investments	$33,236	$—

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
The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full calendar year, especially when considering the risks and uncertainties associated with the COVID-19 global pandemic and the impact it may have on our business, results of operations and financial condition.

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however management believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2019, 2018 and 2017.
To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.
(b) Recent accounting pronouncements
Issued and effective as of June 30, 2020 - Credit Losses
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) which was issued in June 2016. This ASU applies a new credit loss model (current expected credit losses, or “CECL”) for determining credit-related impairments for financial instruments measured at amortized cost (including reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the Company’s consolidated balance sheet.
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
The Company adopted this ASU as of January 1, 2020. For available for sale debt securities, the updated guidance was applied prospectively. For financial instruments measured at amortized cost,

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

the updated guidance was applied by recognizing a cumulative effect adjustment of $0.4 million, net of tax, to the opening balance of retained earnings as of January 1, 2020, the beginning of the period of adoption. This adjustment is associated with “premiums receivable” and “reinsurance recoverables on unpaid and paid losses and loss adjustment expenses” in the Company’s consolidated balance sheets. The cumulative effect of the adjustment decreased retained earnings as of January 1, 2020 and increased the allowance for estimated uncollectible reinsurance.
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
Credit Impairments of Available For Sale Fixed Maturities
The Company derives estimated credit losses for fixed maturities by comparing expected future cash flows to be collected to the amortized cost of the security. Estimates of expected future cash flows consider among other things, macroeconomic conditions as well as the financial condition of the issuer, near-term and long-term prospects for the issuer, and the likelihood of the recoverability of principal and interest.
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
Issued and effective as of June 30, 2020
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. This ASU was adopted on January 1, 2020, and the Company considers the impact to be immaterial to the Company’s consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-03, Codification Improvements (“ASU 2020-03”), which provides updates to a wide variety of Topics in the Codification. For public business entities, this ASU was effective upon issuance. This ASU was adopted upon issuance, and did not have a material impact on the Company’s consolidated financial statements.
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
Recently issued accounting standards not yet adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This ASU provides practical expedients and exceptions for applying GAAP to contracts and transactions affected by reference rate reform if such contracts or transactions reference LIBOR or another reference rate expected to be discontinued. Amendments in this ASU for contract modifications may be applied as of March 12, 2020 through December 31, 2022. Once adopted, this ASU must be applied prospectively for all eligible contract modifications. The Company is currently assessing the impact the implementation of this ASU will have on its consolidated financial statements and disclosures, but does not believe that such impact will be material.
For additional information regarding accounting standards that the Company has not yet adopted, see Note 2, “Basis of presentation and significant accounting policies” in the Company’s audited consolidated financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
The following table provides summary information regarding premiums written and earned by line of business and net premiums written by underwriting location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Gross premiums written:
Casualty reinsurance	$25,125	$32,557	$108,943	$108,158
Other specialty reinsurance	21,080	37,836	57,960	62,134
Property catastrophe reinsurance	11,253	5,929	21,085	11,921
Insurance programs and coinsurance	100,469	85,656	204,841	166,454
Total	$157,927	$161,978	$392,829	$348,667

Net premiums written:
Casualty reinsurance	$24,774	$32,077	$108,441	$107,142
Other specialty reinsurance	19,843	36,523	55,327	59,705
Property catastrophe reinsurance	10,506	5,621	20,338	11,603
Insurance programs and coinsurance	50,733	45,149	108,450	86,307
Total	$105,856	$119,370	$292,556	$264,757

Net premiums earned:
Casualty reinsurance	$48,146	$67,506	$100,911	$130,819
Other specialty reinsurance	29,876	42,635	65,240	87,196
Property catastrophe reinsurance	5,824	3,119	10,708	6,090
Insurance programs and coinsurance	47,689	38,058	94,715	73,307
Total	$131,535	$151,318	$271,574	$297,412

Net premiums written by underwriting location:
United States	$27,798	$22,385	$64,101	$40,787
Europe	22,921	23,927	44,124	47,185
Bermuda	55,137	73,058	184,331	176,785
Total	$105,856	$119,370	$292,556	$264,757

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

4. Reinsurance
Through reinsurance agreements with Arch Reinsurance Ltd. (“ARL”) and Arch Reinsurance Company (“ARC”), which are subsidiaries of ACGL, as well as through other third-party reinsurance agreements, the Company cedes a portion of its premiums. The effects of reinsurance on the Company’s written and earned premiums, losses and loss adjustment expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Premiums written
Direct	$100,469	$85,656	$204,841	$166,454
Assumed	57,458	76,322	187,988	182,213
Ceded	(52,071)	(42,608)	(100,273)	(83,910)
Net	$105,856	$119,370	$292,556	$264,757
Premiums earned
Direct	$89,553	$70,445	$178,089	$133,962
Assumed	90,447	115,622	189,976	229,103
Ceded	(48,465)	(34,749)	(96,491)	(65,653)
Net	$131,535	$151,318	$271,574	$297,412
Losses and loss adjustment expenses
Direct	$82,291	$62,976	$170,985	$111,380
Assumed	70,337	88,651	145,057	173,175
Ceded	(47,842)	(40,211)	(100,580)	(62,289)
Net	$104,786	$111,416	$215,462	$222,266
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with financially sound carriers. At June 30, 2020 and December 31, 2019, approximately 100% of ceded loss and loss adjustment reserves were due from carriers which had an A.M. Best or a Standard & Poor’s rating of “A-” or better.
At June 30, 2020 and December 31, 2019, approximately 44% and 47%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) were due from ARL and ARC, each of which have ratings of “A+” from A.M. Best. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

5. Reserve for losses and loss adjustment expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
	($ in thousands)
Gross reserve for losses and loss adjustment expenses at beginning of period	$1,263,628	$1,032,760
Unpaid losses and loss adjustment expenses recoverable	165,549	81,267
Net reserve for losses and loss adjustment expenses at beginning of period	1,098,079	951,493

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current period	215,849	222,395
Prior years	(387)	(129)
Total net losses and loss adjustment expenses	215,462	222,266

Foreign exchange (gains) losses	(23,999)	64

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current period	(27,050)	(13,956)
Prior years	(128,021)	(153,229)
Total paid losses and loss adjustment expenses	(155,071)	(167,185)

Net reserve for losses and loss adjustment expenses at end of period	1,134,471	1,006,638
Unpaid losses and loss adjustment expenses recoverable	218,578	119,442
Gross reserve for losses and loss adjustment expenses at end of period	$1,353,049	$1,126,080
During the six months ended June 30, 2020, the Company recorded net favorable development on prior year loss reserves of $0.4 million. Net favorable development was experienced on other specialty reinsurance losses of $4.1 million, casualty reinsurance losses of $3.7 million and property catastrophe reinsurance losses of $1.0 million, offset by unfavorable development on insurance losses of $8.4 million.
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
The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at January 1, 2020 and June 30, 2020 and changes in the allowance for expected credit losses for the three and six months ended June 30, 2020.

	At and For the Three Months Ended June 30, 2020		At and For the Six Months Ended June 30, 2020
	Premiums Receivable, Net of Allowance	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance	Allowance for Expected Credit Losses
	($ in thousands)
Balance at beginning of period	$281,541	$156	$273,657	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		—		156
Current period change for expected credit losses		—		—
Write-offs charged against the allowance		—		—
Balance at end of period	$258,178	$156	$258,178	$156
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for expected credit losses, at January 1, 2020 and June 30, 2020, and changes in the allowance for expected credit losses for the three and six months ended June 30, 2020.

	At and For the Three Months Ended June 30, 2020		At and For the Six Months Ended June 30, 2020
	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
	($ in thousands)
Balance at beginning of period	$197,458	$297	$170,974	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020 (1)		—		297
Current period change for expected credit losses		(16)		(16)
Write-offs charged against the allowance		—		—
Balance at end of period	$229,746	$281	$229,746	$281
(1) As at June 30, 2020, the allowance for credit losses is gross of deferred tax of $22 thousand.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

7. Investment information
Available for Sale Investments
The following tables summarize the fair value of the Company’s securities classified as available for sale as of June 30, 2020 and December 31, 2019:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	($ in thousands)
June 30, 2020
Fixed maturities:
U.S. government and government agency bonds	$215,127	$1,741	$(4)	$216,864
Non-U.S. government and government agency bonds	151,335	4,998	(6,591)	149,742
Corporate bonds	164,417	7,215	(2,224)	169,408
Asset-backed securities	141,760	134	(11,567)	130,327
Mortgage-backed securities	24,498	17	(2,497)	22,018
Municipal government and government agency bonds	1,760	106	—	1,866
Total investments, available for sale	$698,897	$14,211	$(22,883)	$690,225
(1) Effective January 1, 2020, the Company adopted ASU 2016-13, and as a result any credit impairment losses on the Company’s available for sale securities are recorded as an allowance, subject to reversal. See Note 2. “Basis of presentation and significant accounting policies-(b) Recent accounting pronouncements-Issued and effective as of June 30, 2020 - Credit Losses” above for more information about ASU 2016-13. Included within the gross unrealized losses for corporate bonds is a credit allowance of $0.4 million for securities with an unrealized loss of $2.6 million as of June 30, 2020.

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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized losses by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
June 30, 2020
Fixed maturities:
U.S. government and government agency bonds	$28,550	$(4)	$—	$—	$28,550	$(4)
Non-U.S. government and government agency bonds	121,648	(6,591)	—	—	121,648	(6,591)
Corporate bonds	24,696	(2,224)	—	—	24,696	(2,224)
Asset-backed securities	105,868	(9,343)	16,135	(2,224)	122,003	(11,567)
Mortgage-backed securities	21,415	(2,497)	—	—	21,415	(2,497)
Total	$302,177	$(20,659)	$16,135	$(2,224)	$318,312	$(22,883)
December 31, 2019
Fixed maturities:
U.S. government and government agency bonds	$36,540	$(137)	$—	$—	$36,540	$(137)
Non-U.S. government and government agency bonds	51,779	(1,027)	5,410	(6)	57,189	(1,033)
Corporate bonds	9,854	(41)	—	—	9,854	(41)
Asset-backed securities	55,194	(504)	19,430	(231)	74,624	(735)
Mortgage-backed securities	14,481	(44)	—	—	14,481	(44)
Total	$167,848	$(1,753)	$24,840	$(237)	$192,688	$(1,990)
At June 30, 2020, 72 positions out of a total of 158 positions were in an unrealized loss position. The unrealized loss position increased during the six-month period from $2.0 million to $22.9 million. The decrease in value can be attributed to the market movements resulting from the COVID-19 global pandemic, which primarily impacted the asset-backed securities, and unfavorable foreign exchange rates impacting the non-U.S. government agency bonds during the period.
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
Allowance for expected credit losses
The Company recognized changes in the allowance for expected credit losses on available for sale securities of $(0.2) million and $0.4 million for the three and six months ended June 30, 2020. The credit allowance as of June 30, 2020 and March 31, 2020 was $0.4 million and $0.6 million, respectively. No credit losses were previously recognized and there were no write-offs charged against the allowance. The change in allowance is recognized in “realized and unrealized gains (losses) on investments” in the Company’s consolidated statements of income (loss). There were no

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

impairments of securities which the Company intends to sell or more likely than not will be required to sell.
The amortized cost and fair value of our fixed maturities classified as available for sale, summarized by contractual maturity as of June 30, 2020 and December 31, 2019 are shown in the following tables.

	June 30, 2020
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$19,500	$19,525	2.8%
Due after one year through five years	345,922	349,444	50.6%
Due after five years through ten years	152,830	155,652	22.6%
Due after ten years	14,387	13,259	1.9%
Asset-backed securities	141,760	130,327	18.9%
Mortgage-backed securities	24,498	22,018	3.2%
Total investments, available for sale	$698,897	$690,225	100.0%

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$9,235	$9,248	1.3%
Due after one year through five years	414,235	417,921	56.0%
Due after five years through ten years	133,822	136,329	18.3%
Due after ten years	11,833	12,026	1.6%
Asset-backed securities	145,555	145,434	19.5%
Mortgage-backed securities	24,776	24,750	3.3%
Total investments, available for sale	$739,456	$745,708	100.0%

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Fair Value Option and Fair Value Through Net Income
The following table summarizes the fair value of the Company’s securities held as of June 30, 2020 and December 31, 2019, classified as fair value through net income or for which the fair value option was elected:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
June 30, 2020
Term loan investments	$991,130	$1,959	$(117,529)	$875,560
Fixed maturities:
Corporate bonds	403,424	11,858	(36,589)	378,693
U.S. government and government agency bonds	584	11	—	595
Asset-backed securities	198,619	2,229	(42,923)	157,925
Mortgage-backed securities	6,950	2,257	(43)	9,164
Non-U.S. government and government agency bonds	1,437	52	(107)	1,382
Municipal government and government agency bonds	251	—	—	251
Short-term investments	370,976	597	(1,507)	370,066
Other investments	28,673	5,469	—	34,142
Equities	50,863	13,524	(5,489)	58,898
Investments, fair value option	$2,052,907	$37,956	$(204,187)	$1,886,676
Fair Value Through Net Income:
Equities, fair value through net income	$72,892	$6,956	$(17,404)	$62,444

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2019
Term loan investments	$1,113,212	$7,340	$(58,618)	$1,061,934
Fixed maturities:
Corporate bonds	221,024	8,430	(15,100)	214,354
U.S. government and government agency bonds	1,963	1	(2)	1,962
Asset-backed securities	200,361	3,329	(12,953)	190,737
Mortgage-backed securities	7,399	712	(405)	7,706
Non-U.S. government and government agency bonds	1,449	18	(11)	1,456
Municipal government and government agency bonds	380	—	(1)	379
Short-term investments	325,542	3,817	(56)	329,303
Other investments	28,672	2,264	(475)	30,461
Equities	54,893	10,690	(5,784)	59,799
Investments, fair value option	$1,954,895	$36,601	$(93,405)	$1,898,091
Fair Value Through Net Income:
Equities, fair value through net income	$78,031	$2,360	$(15,053)	$65,338

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our term loans, fixed maturities and short-term investments, excluding securities classified as available for sale, summarized by contractual maturity as of June 30, 2020 and December 31, 2019 are shown in the following tables.

	June 30, 2020
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$423,881	$415,624	23.2%
Due after one year through five years	797,528	708,229	39.5%
Due after five years through ten years	538,257	495,214	27.6%
Due after ten years	8,136	7,480	0.4%
Asset-backed securities	198,619	157,925	8.8%
Mortgage-backed securities	6,950	9,164	0.5%
Total	$1,973,371	$1,793,636	100.0%

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$368,452	$370,479	20.5%
Due after one year through five years	779,643	742,960	41.1%
Due after five years through ten years	514,961	495,416	27.4%
Due after ten years	514	533	—%
Asset-backed securities	200,361	190,737	10.6%
Mortgage-backed securities	7,399	7,706	0.4%
Total	$1,871,330	$1,807,831	100.0%
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The table below summarizes the credit quality of our total investments as of June 30, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, Kroll Bond Rating Agency, or KBRA, or DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
June 30, 2020	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Term loan investments	$875,560	$—	$—	$—	$—	$23,218	$530,118	$247,478	$15,191	$2,192	$28,046	$29,317
Fixed maturities:
Corporate bonds	548,101	—	16,032	90,087	96,231	55,066	152,648	113,723	6,268	5,585	3,956	8,505
U.S. government and government agency bonds	217,459	—	217,459	—	—	—	—	—	—	—	—	—
Asset-backed securities	288,252	1,377	—	23,475	207,617	23,675	8,767	1,663	—	—	—	21,678
Mortgage-backed securities	31,182	—	602	4,794	16,622	1,292	—	—	—	—	3,224	4,648
Non-U.S. government and government agency bonds	151,124	—	151,124	—	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	2,117	1,039	586	492	—	—	—	—	—	—	—	—
Total fixed income instruments	2,113,795	2,416	385,803	118,848	320,470	103,251	691,533	362,864	21,459	7,777	35,226	64,148
Short-term investments	370,066	38,307	194,822	60,880	73,874	502	—	—	—	—	—	1,681
Total fixed income instruments and short-term investments	2,483,861	40,723	580,625	179,728	394,344	103,753	691,533	362,864	21,459	7,777	35,226	65,829
Other Investments	34,142
Equities	121,342
Total	$2,639,345	$40,723	$580,625	$179,728	$394,344	$103,753	$691,533	$362,864	$21,459	$7,777	$35,226	$65,829
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
Net investment income (loss)
The components of net investment income (loss) for the three and six months ended June 30, 2020 and 2019 were derived from the following sources:

	Three Months Ended June 30, 2020
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
	($ in thousands)
Net investment income (loss) by asset class:
Term loan investments	$18,022	$90,951	$(6,142)	$102,831
Fixed maturities - Fair value option	10,887	45,781	230	56,898
Fixed maturities - Available for sale (1)	3,648	—	8,911	12,559
Short-term investments	2,881	3,513	38	6,432
Equities (2)	—	5,792	(3,156)	2,636
Equities, fair value through net income (2)	196	11,781	(6,085)	5,892
Other investments	819	3,463	—	4,282
Other (3)	—	16,783	203	16,986
Investment management fees - related parties	(4,262)	—	—	(4,262)
Borrowing and miscellaneous other investment expenses	(4,763)	—	—	(4,763)
	$27,428	$178,064	$(6,001)	$199,491
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $9.5 million and $0.6 million, respectively. Realized gains include a reversal of the allowance for expected credit losses on available for sale securities of $0.2 million for the three months ended June 30, 2020.
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
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $1.9 million and $0.1 million, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Six Months Ended June 30, 2020
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
Net investment income (loss) by asset class:	($ in thousands)
Term loan investments	$39,040	$(64,282)	$(14,287)	$(39,529)
Fixed maturities - Fair value option	19,955	(43,894)	(1,014)	(24,953)
Fixed maturities - Available for sale (1)	8,308	—	11,091	19,399
Short-term investments	4,731	73	125	4,929
Equities (2)	—	5,868	(3,195)	2,673
Equities, fair value through net income (2)	573	(494)	(5,217)	(5,138)
Other investments	1,670	3,683	—	5,353
Other (3)	—	(8,346)	1,450	(6,896)
Investment management fees - related parties	(8,614)	—	—	(8,614)
Borrowing and miscellaneous other investment expenses	(10,432)	—	—	(10,432)
	$55,231	$(107,392)	$(11,047)	$(63,208)
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $12.8 million and $1.7 million, respectively. Realized losses include an allowance for expected credit losses on available for sale securities of $0.4 million for the six months ended June 30, 2020.
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
At June 30, 2020 and December 31, 2019, the Company held $2.2 billion and $2.1 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize the Company’s secured credit facilities and investment derivatives. Included within total pledged assets, the Company held $6.7 million and $6.4 million, respectively, in deposits with U.S. regulatory authorities.
Non-cash investing activities
During the first half of 2020, $33.2 million of investments converted or exchanged in non-cash transactions from fixed maturities or preferred equity positions to short term investments, fixed maturities or common stock equity positions, as presented on the consolidated statement of cash flows.

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
Of the $2.6 billion of net financial assets and liabilities measured at fair value at June 30, 2020, approximately $121.1 million, or 4.7%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $2.6 billion of net financial assets and liabilities measured at fair value at December 31, 2019, approximately $131.8 million, or 5.0%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents the Company’s financial assets and liabilities measured at fair value by level as of June 30, 2020 and December 31, 2019:

		Fair Value Measurement Using:
June 30, 2020	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets measured at fair value:
Term loans	$875,560	$—	$846,907	$28,653
Fixed maturities:
Corporate bonds	548,101	—	547,103	998
U.S. government and government agency bonds	217,459	217,347	112	—
Asset-backed securities	288,252	—	288,252	—
Mortgage-backed securities	31,182	—	31,182	—
Non-U.S. government and government agency bonds	151,124	—	151,124	—
Municipal government and government agency bonds	2,117	—	2,117	—
Short-term investments	370,066	368,384	1,682	—
Equities	121,342	12,402	1,096	107,844
Other underwriting derivative assets	6	—	6	—
Other investments measured at net asset value (1)	34,142	—	—	—
Total assets measured at fair value	$2,639,351	$598,133	$1,869,581	$137,495

Investment derivative liabilities (2)	$6,935	$—	$6,935	$—
Payable for securities sold short:
Corporate bonds	23,166	—	23,166	—
U.S. government and government agency bonds	6,123	6,123	—	—
Total liabilities measured at fair value	$36,224	$6,123	$30,101	$—
(1) In accordance with applicable accounting guidance, other investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(2) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets as of June 30, 2020.

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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents a reconciliation of the beginning and ending balances for all the financial assets measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
	($ in thousands)
Term loans	$35,945	$(7,184)	$(108)	$—	$28,653
Corporate bonds	965	33	—	—	998
Equities	110,090	(15,449)	13,203	—	107,844
Total	$147,000	$(22,600)	$13,095	$—	$137,495

Three Months Ended June 30, 2019	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
	($ in thousands)
Term loans	$47,368	$170	$1,047	$—	$48,585
Corporate bonds	23,719	—	(110)	311	23,920
Equities	100,651	—	1,555	—	102,206
Total	$171,738	$170	$2,492	$311	$174,711
(1) For the three months ended June 30, 2020, the net purchases (sales) consisted of sales of equities of $25.1 million and sales, calls and redemptions of $7.2 million of term loans, offset by purchases of $9.6 million of equities and $33.0 thousand of corporate bonds. For the three months ended June 30, 2019, the net purchases (sales) consisted of purchases of $0.2 million of term loans, offset in part by calls and redemptions of $0.1 million.
(2) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).

Six Months Ended June 30, 2020	Beginning Balance	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
	($ in thousands)
Term loans	$36,048	$(7,258)	$(137)	$—	$28,653
Corporate bonds	933	65	—	—	998
Equities	108,591	(12,172)	11,425	—	107,844
Total	$145,572	$(19,365)	$11,288	$—	$137,495

Six Months Ended June 30, 2019	Beginning Balance	Transfers in (out) of Level 3 (1)	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
	($ in thousands)
Term loans	$47,479	$—	$333	$773	$—	$48,585
Corporate bonds	24,277	—	(90)	(179)	(88)	23,920
Asset-backed securities	22,560	(22,560)	—	—	—	—
Equities	70,451	—	30,534	1,221	—	102,206
Total	$164,767	$(22,560)	$30,777	$1,815	$(88)	$174,711
(1) During the six months ended June 30, 2019, the Company obtained pricing for an asset-backed security, for which pricing was not available as of December 31, 2018. As such, the security was transferred from Level 3 to Level 2 at its fair value as of December 31, 2018.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

(2) For the six months ended June 30, 2020, the net purchases (sales) consisted of sales of $25.1 million of equities and $7.3 million of sales, calls and redemptions of term loans, offset by purchases of $12.9 million of equities and $65.0 thousand of corporate bonds. For the six months ended June 30, 2019, the net purchases (sales) consisted of purchases of $37.8 million of equities and $0.5 million of term loans, offset in part by the sale of $7.3 million of equities, $0.1 million of redemptions of term loans and $0.1 million of corporate bonds.
(3) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).
Financial instruments disclosed, but not carried, at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at June 30, 2020 and December 31, 2019 due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
On July 2, 2019, the Company completed a private offering of $175.0 million in aggregate principal amount of its 6.5% senior notes due July 2, 2029 (the “senior notes”). At June 30, 2020, the Company’s senior notes were carried at cost, net of debt issuance costs, of $172.6 million and had a fair value of $176.4 million. The fair value of the senior notes was obtained from a third party pricing service and was based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
Fair value measurements on a non-recurring basis
The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company uses a variety of techniques to determine the fair value of these assets when appropriate, as described below.
Intangible Assets
The Company tests intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. When the Company determines intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value. There were no such triggering events or changes in circumstances as of June 30, 2020. There were no additional assets measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019.
9. Derivative instruments
Underwriting Derivatives
The Company’s underwriting strategy allows it to enter into government-sponsored enterprise credit-risk sharing transactions. These transactions are accounted for as derivatives. The derivative assets and derivative liabilities relating to these transactions are included in “other assets” and “other liabilities,” respectively, in the Company’s consolidated balance sheets. Realized and unrealized gains and losses from other derivatives are included in “other underwriting income (loss)” in the Company’s consolidated statements of income (loss). The risk in force of these transactions is considered the notional amount.
As of June 30, 2020 and December 31, 2019, the Company posted $11.8 million and $13.1 million, respectively, in assets as collateral. These assets are included in “fixed maturities,” which are recorded at fair value in the Company’s consolidated balance sheets.
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
The Company began investing in total return swaps (“swaps”) during 2018, through a Master Confirmation of Total Return Swap Transactions agreement, and recognizes the swap derivatives at fair value. The derivative assets and derivative liabilities relating to these transactions are included in “other assets” and “other liabilities,” respectively, in the Company’s consolidated balance sheets. At June 30, 2020 and December 31, 2019, the Company had collateral funds held by the counterparty of $60.7 million and $64.1 million included in “short-term investments” in the Company’s consolidated balance sheets.
The fair value of such swaps are based on observable inputs and classified in Level 2 of the valuation hierarchy. Realized and unrealized gains and losses from investment derivatives are included in “realized and unrealized gains (losses)” on investments in the Company’s consolidated statements of income (loss).
The Company did not hold any derivatives designated as hedging instruments at June 30, 2020 and December 31, 2019.
The following table summarizes information on the fair values and notional amount of the Company’s derivative instruments at June 30, 2020 and December 31, 2019:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Net Derivatives	Notional Amount (1)
	($ in thousands)
June 30, 2020
Other underwriting derivatives	$6	$—	$6	$52,970
Total return swaps	—	6,935	(6,935)	122,792
Total	$6	$6,935	$(6,929)	$175,762

December 31, 2019
Other underwriting derivatives	$148	$—	$148	$59,879
Total return swaps	1,667	257	1,410	162,678
Total	$1,815	$257	$1,558	$222,557
(1) The notional amount represents the absolute value of all outstanding contracts.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The realized and unrealized gains and losses on the Company’s derivative instruments are reflected in the consolidated statements of income (loss), as summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Underwriting derivatives:
Other underwriting income (loss)	$868	$673	$1,001	$1,265
Investment derivatives:
Net realized and unrealized gains (losses):
Options	—	(2)	1,081	799
Total return swaps	16,986	1,333	(6,896)	2,915
10. Earnings per common share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands except share and per share data)
Numerator:
Net income (loss) before preference dividends	$189,937	$18,733	$(76,671)	$71,272
Preference dividends	(1,109)	(4,908)	(2,280)	(9,815)
Net income (loss) available to common shareholders	188,828	13,825	(78,951)	61,457

Denominator:
Weighted average common shares outstanding - basic	19,863,048	22,740,762	19,907,490	22,711,833
Effect of dilutive common share equivalents:
Weighted average non-vested restricted share units (1)(2)	—	6,271	—	3,136
Weighted average common shares outstanding - diluted (3)	19,863,048	22,747,033	19,907,490	22,714,969
Earnings (loss) per common share:
Basic and diluted	$9.51	$0.61	$(3.97)	$2.71
(1) During the three months ended June 30, 2020, the Company issued 100,958 common shares, relating to restricted share units granted in the second quarter of 2019. Of these shares, 27,456 common shares vested during the three months ended June 30, 2020.
(2) During the three months ended June 30, 2020, the Company did not grant any restricted share units or common shares. During the six months ended June 30, 2020 and June 30, 2019, the Company granted an aggregate of 63,591 and 165,287, respectively, of restricted share units and common shares to certain employees and directors. Of the total restricted share units and common shares granted, 103,820 are non-vested as of June 30, 2020. The weighted average non-vested restricted share units of 6,864 are excluded from the calculation of diluted weighted average common shares outstanding for the six months ended June 30, 2020, due to a net loss reported. Refer to Note 17, “Share transactions” for further details.
(3) Warrants held by Arch and HPS were not included in the computation of diluted earnings because the exercise price of the warrants exceeded the market price of the common shares during the period and the exercise of the warrants would have been anti-dilutive. The warrants expired on March 25, 2020. The number of common shares issuable upon exercise of the warrants that was excluded was 1,704,691 common shares.
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
Watford Holdings (U.S.) Inc. is incorporated in the United States and files a consolidated U.S. federal tax return with its subsidiaries, WSIC, WIC, and Watford Services Inc. The U.S. federal tax rate is 21% for tax years beginning after December 31, 2017. The open tax years that are potentially subject to examination by U.S. tax authorities are 2016 through 2020.
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of June 30, 2020 and December 31, 2019, the Company’s valuation allowance was $1.5 million and $1.3 million, respectively. The valuation allowance includes U.S. operating loss carry-forwards that begin to expire in 2037. After consideration of the valuation allowance, the Company had net deferred tax assets of $0.4 million and $Nil as of June 30, 2020 and December 31, 2019, respectively.
After taking into account the impact of the change in the valuation allowance, the Company recognized income tax expense (benefit) of $(0.4) million and $0.02 million in the consolidated statements of income (loss) and income tax expense (benefit) of $0.4 million and $Nil in the consolidated statements of comprehensive income (loss) during the three months and six months ended June 30, 2020 and 2019.
The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of both June 30, 2020 and December 31, 2019, the Company’s total unrecognized tax benefits, including interest and penalties, were $Nil.
12. Transactions with related parties
In March 2014, ARL invested $100.0 million in the Company and acquired approximately 11% of its common equity.
AUL acts as the insurance and reinsurance manager for Watford Re and WICE while AUI acts as the insurance and reinsurance manager for WSIC and WIC, all under separate long-term services agreements. HPS manages the Company’s non-investment grade portfolio and a portion of the Company’s investment grade portfolio as Investment Manager and AIM manages a portion of the Company’s investment grade portfolio as Investment Manager, each under separate long-term services agreements. ARL and HPS were granted warrants to purchase additional common equity based on performance criteria. In recognition of the sizable ownership interest, two senior executives of ACGL were appointed to the Company’s board of directors. The services agreements with AUL and AUI and the investment management agreements with HPS and AIM provide for services for an extended period of time with limited termination rights by the Company. In addition, these agreements allow for AUL, AUI and HPS to participate in the favorable results of the Company in the form of performance fees.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

ACGL and affiliates
At June 30, 2020, ARL held approximately 12.6% of the Company’s common equity. Affiliates of ACGL held approximately 6.6% of the Company’s preference shares.
On July 2, 2019, affiliates of ACGL purchased $35 million in aggregate principal amount of the Company’s 6.5% senior notes due July 2, 2029. On August 1, 2019, affiliates of ACGL received $11.5 million in connection with the Company’s redemption of its preference shares.
Certain directors, executive officers and management of ACGL own common and preference shares of the Company.
The related balances presented in the consolidated statements of income (loss) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Consolidated statements of income (loss) items:
Interest expense	$582	$—	$1,164	$—
Preference dividends	73	325	151	650
AUL and AUI
Watford Re and WICE entered into services agreements with AUL. WSIC and WIC entered into services agreements with AUI. AUL and AUI provide services related to the management of the underwriting portfolio for a term ending in December 2025. The services agreements perpetually renew automatically in five-year increments unless either the Company or Arch gives notice to not renew at least 24 months before the end of the then-current term.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The related AUL and AUI fees and reimbursements incurred in the consolidated statements of income (loss) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Consolidated statements of income (loss) items:
Acquisition expenses	$6,942	$5,861	$13,505	$10,809
General and administrative expenses	1,148	2,008	2,136	4,019
Total	$8,090	$7,869	$15,641	$14,828
Reinsurance transactions with ACGL affiliates
The Company reinsures ARL and other ACGL subsidiaries and affiliates for property and casualty risks on a quota share basis. ACGL cedes business to the Company pursuant to inward retrocession agreements the Company’s operating subsidiaries have entered into with ACGL. Pursuant to these inward retrocession agreements, the Company pays a ceding fee based on the business ceded and the terms of the applicable retrocession agreement. Such fees, in addition to origination fees, are reflected in “acquisition expenses” on the Company’s consolidated statements of income (loss).
The related consolidated statements of income (loss) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Consolidated statements of income (loss) items:
Gross premiums written	$30,371	$38,890	$111,719	$110,895
Net premiums earned	51,067	66,913	109,853	128,751
Losses and loss adjustment expenses	40,759	54,894	87,300	100,263
Acquisition expenses (1)	13,153	20,890	27,006	40,805
(1) Acquisition expenses relating to the ACGL inward quota share agreements referred to above. For the three months ended June 30, 2020 and 2019, the Company incurred ceding fees to Arch, in aggregate, of $3.8 million and $4.8 million, respectively, under these inward retrocession agreements. For the six months ended June 30, 2020 and 2019, the Company incurred ceding fees to Arch, in aggregate, of $7.8 million and $9.0 million, respectively, under these inward retrocession agreements.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The related consolidated statements of income (loss) for the three and six months ended June 30, 2020 and 2019 for the outward retrocession transactions were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Consolidated statements of income (loss) items:
Gross premiums ceded	$(17,174)	$(15,844)	$(37,002)	$(32,834)
Net premiums earned	(20,261)	(14,411)	(40,049)	(27,351)
Losses and loss adjustment expenses	(17,558)	(15,784)	(33,373)	(24,921)
Acquisition expenses (1)	(3,319)	(3,584)	(7,857)	(6,688)
(1) Acquisition expenses relating to the ACGL outward quota share agreements referred to above.
The related consolidated balance sheet account balances as of June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
	($ in thousands)
Consolidated balance sheet items:
Total investments	$775,016	$815,528
Premiums receivable	96,475	106,462
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	101,356	79,597
Prepaid reinsurance premiums	71,578	75,249
Deferred acquisition costs, net	29,894	31,609
Funds held by reinsurers	29,629	29,867
Reserve for losses and loss adjustment expenses	680,444	693,861
Unearned premiums	139,632	143,852
Losses payable	47,812	39,619
Reinsurance balances payable	53,387	62,301
Senior notes	34,511	34,484
Amounts due to affiliates	4,542	4,467
Other liabilities - contingent commissions	4,033	5,516
Contingently redeemable preference shares	3,465	3,462
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
The related consolidated statements of income (loss) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated statements of income (loss) items:	($ in thousands)
Investment management fees - related parties	$223	$273	$476	$535
HPS
Certain HPS principals and management own common and preference shares of the Company.
In return for its investment services, HPS receives a management fee, a performance fee and allocated operating expenses. The management fee is calculated at an annual rate of 1.0% of the aggregate net asset value of the assets that are managed by HPS for the first $1.5 billion in net asset value, and 0.75% of the aggregate net value of assets exceeding $1.5 billion, payable quarterly in arrears. For purposes of calculating the management fees, net asset value is determined by HPS in accordance with the investment management agreements and is measured before reduction for any management fees, performance fees or any expense reimbursement and is adjusted for any non-routine intra-month withdrawals. The Company has also agreed to reimburse HPS for certain expenses related to the management of the Company’s investment portfolios as set forth in the investment management agreements.
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
During 2019, the Company invested $28.7 million in a limited partnership as part of HPS’s investment strategy. HPS acts as the general partner and manager of the limited partnership. At June 30, 2020, the Company’s investment had a fair value of $34.1 million and represented approximately 12% of the outstanding partnership interests. The management fees and

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

performance fees on the limited partnership will be subject to the existing fee structure of the existing investment management agreement between the Company and HPS, as discussed above.
The related consolidated statements of income (loss) for the three and six months ended June 30, 2020 and 2019, and consolidated balance sheet account balances for HPS management fees and performance fees as of June 30, 2020 and December 31, 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Consolidated statements of income (loss) items:
Investment management fees - related parties	$4,039	$4,297	$8,138	$8,444
Investment performance fees - related parties	—	1,692	—	7,492
	$4,039	$5,989	$8,138	$15,936

	June 30,	December 31,
	2020	2019
	($ in thousands)
Consolidated balance sheet items:
Other investments, at fair value	$34,142	$30,461
Investment management and performance fees payable	5,511	17,762
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
The table below provides the aggregate fees the Company paid to Artex under the insurance management services agreement for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Fees paid to Artex under insurance management services agreement	$166	$45	$252	$176
For the three and six months ended June 30, 2020 and 2019, the Company paid no fees to Arch under this insurance management services agreement.

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
The Company’s reinsurance recoverables, and prepaid reinsurance premiums, net of reinsurance balances payable, resulting from reinsurance agreements entered into with ARL and ARC as of June 30, 2020 and December 31, 2019 amounted to $119.5 million and $92.5 million, respectively. ARL and ARC have “A+” credit ratings from A.M. Best.
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
The Company’s investment portfolios are managed in accordance with investment guidelines that include standards of diversification, which limit the allowable holdings of any single issuer. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at June 30, 2020 and December 31, 2019, other than cash and cash equivalents held in operating and investment accounts with financial institutions with credit ratings between “A” and “AA-.”
Lloyds letter of credit facility
On May 15, 2020, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2021. Under the renewed Lloyds Facility, the Company may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which the Company was in compliance at June 30, 2020 and December 31, 2019. At such dates, the Company had $48.7 million and $51.0 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in the Company’s consolidated balance sheets.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Unsecured letter of credit facility
On September 20, 2019, Watford Re signed a 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount is $100.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. The Unsecured Facility requires the maintenance of certain covenants, as well as certain representations and warranties that are customary for facilities of this type. At June 30, 2020 and December 31, 2019, the Company had $25.2 million and $19.3 million, respectively, in outstanding letters of credit issued from the Unsecured Facility, and was in compliance with the Unsecured Facility requirements. At such dates, the Company had $25.2 million and $Nil, respectively, in certificates of deposit held as restricted collateral related to outstanding letters of credit issued from the Unsecured Facility. These collateral amounts are reflected as short-term investments in the Company’s consolidated balance sheets.
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility (the “Secured Facility”) with Bank of America, N.A., which expires on November 30, 2021. The purpose of the Secured Facility is to provide borrowings, backed by Watford Re’s investment portfolios. In addition, the Secured Facility allows for Watford Re to issue up to $400.0 million in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements. At June 30, 2020, Watford Re had $335.6 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At December 31, 2019, Watford Re had $484.3 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At June 30, 2020 and December 31, 2019, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facilities
As of June 30, 2020 and December 31, 2019, Watford Re had $136.8 million and $Nil, respectively, in borrowings from our custodian banks to purchase U.S. dollar denominated securities.
As of June 30, 2020, the total borrowed amount of $136.8 million included 0.6 million Euros, or EUR, (U.S. dollar equivalent of $0.7 million) to purchase EUR-denominated securities. The Company pays interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the non-U.S. dollar-denominated borrowed funds is included as a component of “net foreign exchange gains (losses)” included in the Company’s consolidated statements of net income (loss).
The custodian banks require the Company to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At June 30, 2020 and December 31, 2019, the Company was required to hold $214.9 million and $Nil, respectively, in such deposits and investment accounts.
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
Investment commitments
As of June 30, 2020, the Company had unfunded commitments of $23.1 million relating to equities within its investment portfolios. As of December 31, 2019, the Company had unfunded commitments of $8.4 million relating to term loans and $26.4 million relating to equities within its investment portfolios.
Acquisition commitments
The Company has entered into an agreement to acquire Axeria IARD, a property and casualty insurance company based in France. The Company has committed to acquiring 100% of the capital stock of Axeria IARD from the APRIL group. The completion of this transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the second half of 2020.

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

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	($ in thousands)
Lease cost:
Operating lease	$62	$124
Other information on operating lease:
Cash payments included in the measurement of lease liability reported in operating cash flows	71	142
Right-of-use assets (1)	845	845
Operating lease liability (2)	845	845
Weighted average discount rate	3.9%	3.9%
Weighted average remaining lease term in years	3.25 years	3.25 years
(1) Included in “other assets” on the Company’s consolidated balance sheet.
(2) Included in “other liabilities” on the Company’s consolidated balance sheet.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following tables present the contractual maturity of the Company’s lease liability:

June 30, 2020
($ in thousands)
Remainder of 2020	142
2021	283
2022	283
2023	189
Total undiscounted lease payments	897
Less: present value adjustment	(52)
Operating lease liability	845

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
The senior notes are the Parent’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of the Parent that are unsecured and unsubordinated. The Company may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. After July 2, 2024, the senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements. The indenture governing the senior notes contains certain customary covenants, including those related to the punctual payment of interest and principal amounts due. The Company was in compliance with such covenants at June 30, 2020.
As of June 30, 2020, the carrying amount of the senior notes was $172.6 million, presented net of unamortized debt issuance costs of $2.4 million. As of December 31, 2019, the carrying amount of the senior notes was $172.4 million, presented net of unamortized debt issuance costs of $2.6 million.
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
For the three months ended June 30, 2020 and 2019, dividends paid on the preference shares totaled $1.1 million and $4.8 million, respectively. For the six months ended June 30, 2020 and 2019, dividends paid on the preference shares totaled $2.2 million and $9.6 million, respectively.
The following table presents a reconciliation of the preference shares for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	($ in thousands)
Preference shares:
Balance at the beginning of the period	$52,305	$220,992
Accretion discount and issuance costs on remaining preference shares	46	183
Balance at the end of the period	$52,351	$221,175
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
The 2018 Stock Incentive Plan (the “2018 Plan”) became effective as of March 28, 2019 following approval by the Board of Directors of the Company and the listing of the Company’s common shares on the Nasdaq Global Select Market. The 2018 Plan provides for the issuance of restricted share units, performance units, restricted shares, performance shares, share options and share appreciation rights and other equity-based awards to the Company’s employees and directors. The 2018 Plan authorizes the issuance of 907,315 common shares and will terminate on March 28, 2029. As of June 30, 2020, 678,437 shares were available for future issuance.
During the first quarter of 2020, the Company granted an aggregate of 63,591 restricted share units and common shares to certain officers, other employees and directors. On the grant date of March 1, 2020, the fair value of the restricted share units and common shares was approximately $23.00 per share. Of the total restricted share units and common shares granted, 14,675 were vested and fully expensed, including 10,870 common shares issued. The remaining 48,916 restricted share units are being amortized over a three-year vesting period, being the requisite service period. There were no forfeitures or expired awards during the second quarter of 2020.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

During the second quarter of 2020, the Company issued 100,958 common shares, of which 27,456 were vested and fully expensed, relating to restricted share units granted on April 26, 2019.
The effect of compensation cost arising from share-based payment awards on the Company’s consolidated statements of income (loss), within “general and administrative expenses,” for the three months ended June 30, 2020 and 2019, was $0.2 million and $2.3 million, respectively. The effect of compensation cost arising from such share-based payment awards for the six months ended June 30, 2020 and 2019 was $0.9 million and $2.3 million, respectively. The compensation cost for the three and six months ended June 30, 2019 included a one-time accelerated long-term incentive expense recognition for retirement eligible employees.
Share repurchase program
In the first quarter of 2020, the board of directors of the Parent authorized the Company’s investment in its common shares through a share repurchase program under which the Company may repurchase up to $50 million of its outstanding common shares (the “current share repurchase program”).
During the first quarter of 2020, the Company purchased 127,744 shares at an average price per share of $22.42 under the current share repurchase program. As of June 30, 2020, approximately $47.1 million of unused share repurchase capacity remained available under the current share repurchase program. Since the inception of the share repurchase programs in 2019, the Company has repurchased a total of 2.9 million shares. At June 30, 2020, the shares are held in treasury, at an aggregate cost of $77.9 million (excluding transaction costs).
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
18. Legal proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of June 30, 2020, the Company was not a party to any litigation or arbitration, which is expected by management to have a material adverse effect on the Company’s results of operations or financial condition and liquidity.

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
Overview
We are a global property and casualty, or P&C, insurance and reinsurance company with approximately $1.0 billion in capital as of June 30, 2020, comprised of $172.6 million of senior notes, $52.4 million of contingently redeemable preference shares and $776.2 million of common shareholders’ equity. Through operations in Bermuda, the United States and Europe, we write insurance and reinsurance on a worldwide basis. Our objective is to deliver attractive returns to shareholders by combining disciplined underwriting with superior investment management. Our strategy combines a diversified, casualty-focused underwriting portfolio, accessed through our multi-year, renewable strategic underwriting management relationship with Arch, with a disciplined investment strategy comprised primarily of non-investment grade corporate credit assets, managed by HPS. In addition, we have a services arrangement with AIM and other Investment Managers to manage our investment grade portfolio.
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
Current outlook
The outbreak of COVID-19 began significantly impacting the U.S. and global markets during the 2020 first quarter. Following the 2020 first quarter, the COVID-19 global pandemic has continued to cause unprecedented economic volatility and disruption globally. We remain committed to the safety of our employees, including restricting travel and instituting an extensive work from home policy. These actions have helped prevent a major disruption to our operations or our ability to service our clients.
The impact of the COVID-19 global pandemic on the worldwide economy has changed some aspects of our outlook. There could be elevated claims activity in certain lines of business and growth in written premium may be harder to achieve in a recessionary economy. At this time, there continue to be significant uncertainty surrounding the ultimate number of insurance claims and scope of damage resulting from this pandemic. Our estimates across our insurance and reinsurance lines of business are based on currently available information derived from modeling techniques, preliminary claims information obtained from our clients and brokers, a review of relevant in-force contracts with potential exposure to the pandemic and estimates of reinsurance recoverables. These estimates include losses related only to claims incurred as of June 30, 2020. Actual losses from these events may vary materially from the estimates due to several factors, including the inherent uncertainties in making such determinations and the evolving nature of this pandemic. In spite of these challenges, we will continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and will continue to focus on writing medium to long tail business. The severity, duration and long-term impacts of the COVID-19 global pandemic are difficult to predict, but we remain committed to our clients and the markets we serve.
In the quarter, we recorded approximately $5.2 million for COVID-19 global pandemic losses, mainly arising from our property catastrophe line of business. These reserves were established for policies which may provide business interruption coverage, with a smaller provision for certain casualty lines. While it is difficult to accurately quantify our potential exposure to the pandemic, we established this provision during the quarter.
We believe that we are relatively less exposed to COVID-19 global pandemic-related underwriting losses than many industry peers. For example, we have either no, or de minimis, premium writings in life, accident and health, event cancellation, trade credit, travel or pandemic-specific coverages which are likely to respond directly to COVID-19 global pandemic-related losses. With regard to the potential exposure to business interruption losses, we write a limited amount of commercial property exposure, mainly emanating from our property catastrophe line of business, which is consistent with our strategy to target longer duration lines of business. During the second quarter of 2020, we recognized a COVID-19 loss provision of $5.2 million, or 4.0 loss ratio points, almost exclusively arising from business interruption coverage in our property catastrophe reinsurance line of business.
We believe that mortgage insurance may potentially be affected. We write U.S. mortgage risk through a government sponsored enterprise (or “GSE”) credit risk transfer program and have some international mortgage exposure. Most of our exposure is for mortgages that were originated prior to 2018. Based upon an internal actuarial review, we have increased our loss provision in the first six months to account for a potential increase in defaults in our mortgage insurance portfolio.
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
We believe the casualty lines most likely to be adversely affected by the COVID-19 global pandemic are professional and medical malpractice liability. Other than the nominal casualty provision mentioned earlier, we have not added IBNR above our loss reserves for COVID-19 global pandemic losses occurring prior to June 30, 2020.
On a brighter note, we believe the insurance and reinsurance market environment is showing signs of noticeable price improvement. Primary rates in most casualty lines, with the exception of workers’ compensation, continue to be strong, albeit, we believe, partly in response to higher perceived social inflation. Property catastrophe reinsurance rates are up meaningfully, retrocession capacity is shrinking, and ceding commissions have reduced modestly on some proportional casualty treaties. We believe the factors supporting a continued favorable pricing environment include the low interest rate environment, three consecutive years of significant multiple catastrophe events, and signs of weakness in the adequacy of prior period loss reserves for some industry participants.
Against this backdrop, we are selectively growing our business in areas that we believe present attractive opportunities and meet our risk and return criteria. In particular, we continue to see good growth opportunities in the insurance market. In particular, our insurance underwriting platforms in the United States continue their growth in premiums for 2020.

We also see opportunities on the reinsurance side in general liability, commercial auto liability and other casualty lines. Our current underwriting portfolio has concentrations in general liability, professional liability, multiline, workers’ compensation and motor product lines through reinsurance of third-party cedants and retrocessions from Arch.
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
The table below shows the key performance indicators for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands, except percentages and per share data)
Key underwriting metrics:
Underwriting income (loss)	$(10,578)	$(5,266)	$(16,721)	$(11,236)
Combined ratio	108.0%	103.5%	106.2%	103.8%
Adjusted underwriting income (loss)	$(6,267)	$202	$(9,281)	$(3,213)
Adjusted combined ratio	104.7%	99.9%	103.4%	101.1%
Key investment return metrics:
Net interest income	$27,428	$26,415	$55,231	$56,849
Net interest income yield on average net assets (1)	1.4%	1.2%	2.7%	2.7%
Non-investment grade portfolio (1)	1.8%	1.6%	3.5%	3.5%
Investment grade portfolio (1)	0.4%	0.6%	1.0%	1.2%
Net investment income (loss)	$199,491	$23,787	$(63,208)	$82,141
Net investment income return on average net assets (1)	10.0%	1.1%	(3.1)%	3.9%
Non-investment grade portfolio (1)	13.1%	1.2%	(5.2)%	4.6%
Investment grade portfolio (1)	1.6%	1.0%	2.4%	2.1%
Net investment income return on average total investments (excluding accrued investment income) (2)	7.7%	0.8%	(2.4)%	2.9%
Non-investment grade portfolio (2)	10.6%	1.0%	(4.3)%	3.7%
Investment grade portfolio (2)	1.6%	1.0%	2.4%	2.1%
Key shareholders’ value creation metrics:
Book value per diluted common share (3)	$38.82	$42.07	$38.82	$42.07
Growth in book value per diluted share (3)	37.6%	1.3%	(10.7)%	7.3%
Annualized return on average equity (4)	N.M.	5.8%	(23.6)%	13.2%
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
(4) Annualized return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. Annualized return on average equity for the three and six months ended June 30, 2020 and 2019 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three and six month periods, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period. Due to the net realized and unrealized gains on investments, the annualized return on average equity calculation is not meaningful for the three months ended June 30, 2020. For the three months ended June 30, 2020 and 2019, the return on average equity was 28.2% and 1.5%, respectively.
Underwriting income (loss)
Underwriting income (loss) is a non-U.S. GAAP financial measure. We define underwriting income (loss) as net premiums earned less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses. Underwriting income (loss) is one of the ways we evaluate the performance of our underwriting segment, and does not include other underwriting income (loss), net investment income (loss), interest expense, net foreign exchange gains (losses), income tax expense (benefit) and preference dividends. Although these items are an integral part of our operations, with the exception of other underwriting income (loss), they are independent of the underwriting process and result, in large part, from general economic and financial market conditions. We include other underwriting income (loss) in our adjusted underwriting income (loss), as described in more detail below. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of underwriting income to net income (loss) available to common shareholders.
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
Adjusted underwriting income (loss)
Adjusted underwriting income (loss) is a non-U.S. GAAP financial measure. We define adjusted underwriting income (loss) as underwriting income (loss) plus other underwriting income (loss) less certain corporate expenses. Adjusted underwriting income (loss) is one of the ways we evaluate the performance of our underwriting segment. We include other underwriting income (loss), as our underwriting strategy allows us to enter into government-sponsored enterprise credit-risk sharing transactions. Certain corporate expenses are generally comprised of costs associated with the ongoing operations of the holding company, such as compensation of certain executives and costs associated with the initial setup of subsidiaries. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of adjusted underwriting income to net income (loss) available to common shareholders.
Adjusted combined ratio
Adjusted combined ratio is a non-U.S. GAAP financial measure. The adjusted combined ratio is calculated as the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses less certain corporate expenses, divided by the sum of net premiums earned and other underwriting income (loss). This ratio is a measure of our underwriting and operational profitability but does not include certain corporate expenses or net investment income earned on underwriting cash flows. Certain corporate expenses are generally comprised of costs associated with the ongoing operations of the holding company, such as compensation of certain executives and costs associated with the initial setup of subsidiaries. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of our adjusted combined ratio to our combined ratio.

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
We have also engaged HPS to manage a portion of our investment grade portfolio as a separate managed account. We pay HPS a management fee equal to 0.60% per annum on the assets in the separate managed account. We also pay AIM monthly asset management fees related to the assets it manages for us. We are not obligated to pay performance fees to any of the Investment Managers managing our investment grade portfolios. We include the HPS non-investment grade portfolio base management fee and the AIM investment grade portfolio management fee in “investment management fees - related parties” in our consolidated statements of income (loss), and as management fees are accrued and paid to HPS in connection with its management of a portion of our investment grade portfolio, we will include such fees therein as well. We include interest and other expenses on borrowings in “borrowing and miscellaneous other investment expenses” in our consolidated statements of income (loss). The HPS non-investment grade portfolio performance fee, if applicable, is shown on a separate line in our consolidated statements of income (loss).
Interest expense consists of interest incurred on the $175.0 million aggregate principal amount of 6.5% senior notes due July 2, 2029, or the senior notes, that we issued on July 2, 2019. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020.

Reportable segment
We report results under one segment, which we refer to as our “underwriting segment.” Our underwriting segment captures the results of our underwriting lines of business, which are comprised of specialty products on a worldwide basis. We also have a corporate function that includes accelerated expense for the unamortized original issue discount and underwriting fees relating to the partial redemption of our 8½% cumulative redeemable preference shares, or the preference shares, and interest expense on our senior notes as well as certain operating expenses related to corporate activities referred to as certain corporate expenses. Certain corporate expenses are generally comprised of costs associated with the ongoing operations of the holding company, such as compensation of certain executives and costs associated with the initial setup of subsidiaries (refer to “- Reconciliation of non-U.S. GAAP financial measures” for a discussion about certain corporate expenses).
Recent developments
In December 2019, we entered into an agreement to acquire Axeria IARD, a P&C insurance company based in France. The completion of this acquisition is subject to regulatory approval (which, as of the date of this report, had not been received) and other customary closing conditions, and is expected to close in the second half of 2020. If this pending acquisition is consummated, consistent with our business model, our strategy will be to work closely with Arch to enable Axeria IARD to grow its existing business in France, as well as to develop new insurance opportunities throughout the European Union.
John Rathgeber retired as Chief Executive Officer on March 31, 2020. Mr. Rathgeber served as a senior advisor to the Company from April 1, 2020 to June 30, 2020, and remains a member of Watford’s board of directors. Jonathan D. Levy succeeded Mr. Rathgeber as our Chief Executive Officer. Mr. Levy’s appointment is subject to Bermuda immigration approval.

Consolidated results - for the three and six months ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
	($ in thousands)
Gross premiums written	$157,927	(2.5)%	$161,978	$392,829	12.7%	$348,667
Gross premiums ceded	(52,071)		(42,608)	(100,273)		(83,910)
Net premiums written	105,856	(11.3)%	119,370	292,556	10.5%	264,757
Net premiums earned	131,535	(13.1)%	151,318	271,574	(8.7)%	297,412
Loss and loss adjustment expenses	(104,786)		(111,416)	(215,462)		(222,266)
Acquisition expenses	(29,486)		(35,417)	(57,853)		(69,391)
General and administrative expenses (1)	(7,841)		(9,751)	(14,980)		(16,991)
Underwriting income (loss) (2)	(10,578)	100.9%	(5,266)	(16,721)	48.8%	(11,236)
Other underwriting income (loss)	868		673	1,001		1,265
Interest income	36,453		38,596	74,277		81,737
Investment management fees - related parties	(4,262)		(4,570)	(8,614)		(8,979)
Borrowing and miscellaneous other investment expenses	(4,763)		(7,611)	(10,432)		(15,909)
Net interest income	27,428		26,415	55,231		56,849
Realized and unrealized gain (loss) on investments	172,063		(936)	(118,439)		32,784
Investment performance fees - related parties	—		(1,692)	—		(7,492)
Net investment income (loss)	199,491	N.M.	23,787	(63,208)	N.M.	82,141
Interest expense	(2,911)		—	(5,823)		—
Net foreign exchange gains (losses)	2,665		(441)	7,678		(878)
Income tax (expense) benefit	402		(20)	402		(20)
Net income (loss) before preference dividends	189,937		18,733	(76,671)		71,272
Preference dividends	(1,109)		(4,908)	(2,280)		(9,815)
Net income (loss) available to common shareholders	$188,828	N.M.	$13,825	$(78,951)	N.M.	$61,457
N.M. - Percentage change is not meaningful.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Change	2019	2020	Change	2019
	($ in thousands)
Loss ratio	79.7%	6.1%	73.6%	79.3%	4.6%	74.7%
Acquisition expense ratio	22.4%	(1.0)%	23.4%	21.3%	(2.0)%	23.3%
General & administrative expense ratio	5.9%	(0.6)%	6.5%	5.6%	(0.2)%	5.8%
Combined ratio	108.0%	4.5%	103.5%	106.2%	2.4%	103.8%

Adjusted underwriting income (loss)(2)	$(6,267)		$202	$(9,281)		$(3,213)
Adjusted combined ratio (2)	104.7%	4.8%	99.9%	103.4%	2.3%	101.1%
Annualized return on average equity (3)	N.M.		5.8%	(23.6)%		13.2%
N.M. - Ratio is not meaningful.
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
(3) Annualized return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. Annualized return on average equity for the three and six months ended June 30, 2020 and 2019 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three and six month periods, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period. Due to the net realized and unrealized gains on investments, the annualized return on average equity calculation is not meaningful for the three months ended June 30, 2020. For the three months ended June 30, 2020 and 2019, the return on average equity was 28.2% and 1.5%, respectively.
Results for the three months ended June 30, 2020 versus 2019:
Net income attributable to common shareholders was $188.8 million for the three months ended June 30, 2020, compared to net income of $13.8 million for the three months ended June 30, 2019. The 2020 second quarter net income increase was primarily driven by an increase in net investment income and an increase in foreign exchange gains, offset in part by an increased underwriting loss, compared to the 2019 second quarter.
During the 2020 second quarter, net investment income increased by $175.7 million versus the prior year quarter, to $199.5 million. The increase in net investment income was due to net realized and unrealized gains increasing by $173.0 million, compared to the 2019 second quarter. The 2020 second quarter net investment income reflected a partial recovery in the credit markets during the quarter, following the initial adverse impact of the COVID-19 global pandemic during the 2020 first quarter. The 2020 second quarter increase of underwriting losses of $5.3 million was primarily the result of an increase in the loss ratio offset in part by reductions in the acquisition and general and administrative expense ratios, compared to the 2019 second quarter.
The 2020 second quarter loss ratio was 79.7%, 6.1 points higher than the 2019 second quarter. In the 2020 second quarter, the increase in loss ratio was primarily driven by a COVID-19 global pandemic loss provision of $5.2 million, or 4.0 points, mainly arising from business interruption coverage in the property catastrophe reinsurance business. Other movements in the loss and acquisition expense ratios reflected changes in the mix and type of business. The prior year loss reserve development for both the 2020 and 2019 second quarters was essentially flat.
The 2020 second quarter general and administrative expense ratio was 5.9%, 0.6 points lower than the 2019 second quarter. The decrease versus the prior year second quarter was primarily attributable to a one-time accelerated long-term incentive expense recognized in the 2019 second quarter with no comparable expense booked this quarter.

Results for the six months ended June 30, 2020 versus 2019:
Net loss attributable to common shareholders was $79.0 million for the six months ended June 30, 2020, compared to net income of $61.5 million for the six months ended June 30, 2019. The six months ended June 30, 2020 net loss was driven by a decrease in net investment income and an increase in underwriting loss, offset in part by an increase in foreign exchange gains.
During the six months ended June 30, 2020, net investment loss was $63.2 million, versus the prior year comparable period net investment gain of $82.1 million. The net investment loss was primarily due to an increase in net realized and unrealized losses in the 2020 first quarter. The increase in net realized and unrealized losses on investments in the 2020 first quarter reflected the impact of the COVID-19 global pandemic and the adverse economic and market conditions that followed. Conditions partially improved during the 2020 second quarter, resulting in a net realized and unrealized gain of $172.1 million, reducing the year to date net realized and unrealized loss to $118.4 million.
The underwriting loss of $16.7 million for the six months ended June 30, 2020, compared to the underwriting loss of $11.2 million for the six months ended June 30, 2019, was primarily the result of an increase in the loss ratio, offset in part by a reduction in the acquisition expense ratio compared to the 2019 first half.
The loss ratio for the six months ended June 30, 2020 was 79.3%, 4.6 points higher than a year ago. The increase in the loss ratio partly reflected a COVID-19 global pandemic-related loss provision of $9.6 million, or 3.5 points, recognized during the period. Approximately $2.0 million, or 0.7 points, of the increase in losses was offset by loss sensitive commission decreases, which are reflected as benefits to the acquisition expense ratio. Other movements in the loss and acquisition expense ratios reflected changes in the mix and type of business. The prior year loss reserve development for both the six months ended June 30, 2020 and 2019 was essentially flat.
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

Gross premiums written
Gross premiums written for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$25,125	15.9%	$32,557	20.1%	$108,943	27.7%	$108,158	31.0%
Other specialty reinsurance	21,080	13.4%	37,836	23.4%	57,960	14.8%	62,134	17.8%
Property catastrophe reinsurance	11,253	7.1%	5,929	3.7%	21,085	5.4%	11,921	3.4%
Insurance programs and coinsurance	100,469	63.6%	85,656	52.8%	204,841	52.1%	166,454	47.8%
Total	$157,927	100.0%	$161,978	100.0%	$392,829	100.0%	$348,667	100.0%
Results for the three months ended June 30, 2020 versus 2019:
Gross premiums written were $157.9 million for the three months ended June 30, 2020 compared to $162.0 million for the three months ended June 30, 2019, a decrease of $4.1 million, or 2.5%. Premium decreases in casualty reinsurance and other specialty reinsurance were offset in part by premium increases in insurance programs and coinsurance and property catastrophe reinsurance.
Our insurance programs and coinsurance line of business gross premiums written increased $14.8 million, or 17.3%, to $100.5 million. The premium growth was driven by the continued expansion of our U.S. and European insurance programs and coinsurance. During the 2020 second quarter, the U.S. platform increased gross premiums written by $10.1 million, or 34.2%, to $39.7 million. Premium growth in the United States was driven by increased writings for commercial auto, where we are seeing significant rate improvement. This growth was partially offset by premium reductions in one U.S. insurance program in which the underlying insureds either reported lower revenues or canceled their policies in the face of the economic shutdown related to the COVID-19 global pandemic. In addition, during the 2020 second quarter, the European platform increased its insurance gross premiums written by $4.7 million, or 8.4%, to $60.8 million. The increase in gross premiums written primarily related to increased U.K. motor writings.
Our property catastrophe reinsurance gross premiums written increased 89.8% over the prior year quarter, from $5.9 million to $11.3 million. Our primary involvement in this line of business is a 7.5% quota share participation of ARL’s worldwide property catastrophe excess of loss portfolio. Recently, Arch has been increasing its writings in this line in response to an improving rate environment and, as a result, our premiums have grown in proportion.
Casualty and other specialty reinsurance gross premiums written were down $7.4 million and $16.8 million, or 22.8% and 44.3%, respectively, over the prior year quarter.
The casualty reinsurance decrease was primarily due to the continued impact of the 2019 first quarter non-renewal of one multi-line quota share contract as well as the continued impact of gradually reduced participations over time on one cedant’s professional liability reinsurance program, which was not renewed in the second quarter of 2020. In addition, the multi-line quota share contract included a $4 million negative premium adjustment for prior underwriting years. Partially offsetting these premium decreases, the casualty reinsurance line grew its U.K. motor excess-of-loss writings as a result of significant rate increases.
The other specialty reinsurance premium decrease was partially due to a $6.2 million contract written and earned in the prior year quarter with no comparable premium this quarter. In addition,

mortgage reinsurance premium decreased as a result of the reduction in our exposure to U.S. mortgage risk, which became effective this quarter. Lastly, we reduced our premium estimates on certain commercial auto quota share programs. The premium estimate reductions were primarily driven by reduced economic activity related to the COVID-19 global pandemic.
Results for the six months ended June 30, 2020 versus 2019:
Gross premiums written were $392.8 million for the six months ended June 30, 2020 compared to $348.7 million for the six months ended June 30, 2019, an increase of $44.2 million, or 12.7%.
The increase primarily related to premium increases in insurance programs and coinsurance and property catastrophe reinsurance, which were offset in part by a slight written premium reduction in other specialty reinsurance. Casualty reinsurance gross written premiums remained flat period over period.
The $38.4 million growth in our insurance programs and coinsurance line of business was driven by the continued expansion of our U.S. and European insurance programs and coinsurance. During the six months ended June 30, 2020, the U.S. business collectively grew its insurance programs’ gross premiums written by $36.8 million, or 66.2%, to $92.3 million. Premium growth in the United States was driven by increased writings for commercial auto, where there was significant rate improvement. In addition, during the six months ended June 30, 2020, our European business increased its insurance gross premiums written by $1.6 million, or 1.5%, to $112.5 million.
Our property catastrophe reinsurance gross premiums written increased 76.9% over the prior year period. Our primary involvement in this line of business is a 7.5% quota share participation of ARL’s worldwide property catastrophe excess of loss portfolio. Recently, Arch has been increasing its writings in this line in response to an improving rate environment and, as a result, our premiums have grown in proportion.
Premiums ceded
Premiums ceded were $52.1 million for the three months ended June 30, 2020, compared to $42.6 million for the three months ended June 30, 2019, an increase of $9.5 million. Premiums ceded were $100.3 million for the six months ended June 30, 2020, compared to $83.9 million for the six months ended June 30, 2019, an increase of $16.4 million. In each of the three and six month periods, the premiums ceded increased compared to the prior year periods, as our U.S. and European insurance gross premiums written have grown.
Net premiums written
Net premiums written for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$24,774	23.4%	$32,077	26.9%	$108,441	37.0%	$107,142	40.4%
Other specialty reinsurance	19,843	18.8%	36,523	30.6%	55,327	18.9%	59,705	22.6%
Property catastrophe reinsurance	10,506	9.9%	5,621	4.7%	20,338	7.0%	11,603	4.4%
Insurance programs and coinsurance	50,733	47.9%	45,149	37.8%	108,450	37.1%	86,307	32.6%
Total	$105,856	100.0%	$119,370	100.0%	$292,556	100.0%	$264,757	100.0%
Results for the three months ended June 30, 2020 versus 2019:

Net premiums written were $105.9 million for the three months ended June 30, 2020 compared to $119.4 million for the three months ended June 30, 2019, a decrease of $13.5 million, or 11.3%. The decrease in our net premiums written was a result of the reduction in gross premiums written and the increase in premiums ceded, as discussed above.
Results for the six months ended June 30, 2020 versus 2019:
Net premiums written were $292.6 million for the six months ended June 30, 2020 compared to $264.8 million for the six months ended June 30, 2019, an increase of $27.8 million, or 10.5%. The increase in our net premiums written was in line with our gross premiums written and ceded premium movements discussed above.
Net premiums earned
Net premiums earned for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$48,146	36.6%	$67,506	44.5%	$100,911	37.2%	$130,819	44.1%
Other specialty reinsurance	29,876	22.7%	42,635	28.2%	65,240	24.0%	87,196	29.3%
Property catastrophe reinsurance	5,824	4.4%	3,119	2.1%	10,708	3.9%	6,090	2.0%
Insurance programs and coinsurance	47,689	36.3%	38,058	25.2%	94,715	34.9%	73,307	24.6%
Total	$131,535	100.0%	$151,318	100.0%	$271,574	100.0%	$297,412	100.0%
Results for the three months ended June 30, 2020 versus 2019:
Net premiums earned were $131.5 million for the three months ended June 30, 2020 compared to $151.3 million for the three months ended June 30, 2019, a decrease of $19.8 million, or 13.1%. The decrease in net premiums earned reflected reduced participations and non-renewals for certain casualty reinsurance deals. In addition, the decrease in other specialty reinsurance premiums was driven by a contract written and earned in 2019, with no comparable premium this quarter, as well as a reduction in our exposure to U.S. mortgage risk. These decreases were partially offset by increased writings in insurance programs and coinsurance, and, to a lesser extent, greater assumed property catastrophe reinsurance during 2020.
Results for the six months ended June 30, 2020 versus 2019:
Net premiums earned were $271.6 million for the six months ended June 30, 2020 compared to $297.4 million for the six months ended June 30, 2019, a decrease of $25.8 million, or 8.7%. The decrease in net premiums earned reflected non-renewals and gradual reductions of participations in various contracts in the second half of 2019, as discussed in more detail above. This was partially offset by increased writings in insurance programs and coinsurance, and, to a lesser extent, greater assumed property catastrophe reinsurance during 2020.

Loss ratio
The following table shows the components of our loss and loss adjustment expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums
	($ in thousands)
Current year	$104,993	79.9%	$111,494	73.7%	$215,849	79.5%	$222,395	74.8%
Prior year development (favorable)/adverse	(207)	(0.2)%	(78)	(0.1)%	(387)	(0.2)%	(129)	(0.1)%
Loss and loss adjustment expenses	$104,786	79.7%	$111,416	73.6%	$215,462	79.3%	$222,266	74.7%
Results for the three months ended June 30, 2020 versus 2019:
Our loss ratio was 79.7% for the three months ended June 30, 2020, compared to 73.6% for the three months ended June 30, 2019, an increase of 6.1 points. The increase in loss ratio was primarily driven by COVID-19 global pandemic related losses of $5.2 million, or 4.0 points, which mainly impacted the business interruption coverage in our property catastrophe reinsurance business. Other movements reflected changes in the mix and type of business. The prior year loss reserve development for both the 2020 and 2019 second quarters was essentially flat.
Results for the six months ended June 30, 2020 versus 2019:
Our loss ratio was 79.3% for the six months ended June 30, 2020, compared to 74.7% for the six months ended June 30, 2019, an increase of 4.6 points. The increase in the loss ratio partly reflected losses incurred related to the COVID-19 global pandemic of $9.6 million, or 3.5 points, which impacted our property catastrophe business, and, to a lesser extent, mortgage reinsurance business and cyber reinsurance within our other specialty reinsurance line of business. Approximately $2.0 million, or 0.7 points, of the increase in losses was offset by loss sensitive commission decreases, which are reflected as benefits to the acquisition expense ratio. Other movements in the loss ratio reflected changes in mix and type of business. The prior year loss reserve development for the six months ended June 30, 2020 and 2019 was essentially flat.
Refer to Note 5, “Reserve for losses and loss adjustment expenses” to our consolidated financial statements for more information about our prior year reserve development.
Acquisition expense ratio
Results for the three months ended June 30, 2020 versus 2019:
Our acquisition expense ratio was 22.4% for the three months ended June 30, 2020, compared to 23.4% for the three months ended June 30, 2019, a decrease of 1.0 point. The lower acquisition expense ratio this quarter reflected changes in mix and type of business.
Results for the six months ended June 30, 2020 versus 2019:
Our acquisition expense ratio was 21.3% for the six months ended June 30, 2020, compared to 23.3% for the six months ended June 30, 2019, a decrease of 2.0 points. The lower acquisition expense ratio was driven by an increased percentage of insurance programs and coinsurance net premiums earned and its lower associated acquisition expense ratio, plus certain sliding scale commission reductions offsetting increases in losses incurred related to the COVID-19 global pandemic, as discussed above.

General and administrative expense ratio
Results for the three months ended June 30, 2020 versus 2019:
Our general and administrative expense ratio was 5.9% for the three months ended June 30, 2020, compared to 6.5% for the three months ended June 30, 2019. The 0.6 point decrease was primarily attributable to a one-time accelerated long-term incentive expense recognized in the 2019 second quarter with no comparable expense this quarter.
Results for the six months ended June 30, 2020 versus 2019:
Our general and administrative expense ratio was 5.6% for the six months ended June 30, 2020, compared to 5.8% for the six months ended June 30, 2019. The 0.2 point decrease was primarily attributable to a one-time accelerated long-term incentive expense recognized in the 2019 second quarter.
Combined ratio
Results for the three months ended June 30, 2020 versus 2019:
Our combined ratio was 108.0% for the three months ended June 30, 2020, compared to 103.5% for the three months ended June 30, 2019, an increase of 4.5%. In the 2020 second quarter, there was a 6.1 point increase in the loss expense ratio, offset in part by a 1.0 point decrease in the acquisition expense ratio and a 0.6 point decrease in the general and administrative expense ratio, versus the prior period, as described above.
Results for the six months ended June 30, 2020 versus 2019:
Our combined ratio was 106.2% for the six months ended June 30, 2020, compared to 103.8% for the six months ended June 30, 2019, an increase of 2.4%. In the first six months of 2020, there was a 4.6 point increase in the loss ratio, offset in part by a 2.0 point decrease in acquisition expense ratio and a 0.2 point decrease in the general and administrative expense ratio, versus the prior year period, as described above.

Investing results
The following table summarizes the components of total investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Interest income	$36,453	$38,596	$74,277	$81,737
Investment management fees - related parties	(4,262)	(4,570)	(8,614)	(8,979)
Borrowing and miscellaneous other investment expenses	(4,763)	(7,611)	(10,432)	(15,909)
Net interest income	27,428	26,415	55,231	56,849
Net realized gains (losses) on investments	(6,001)	789	(11,047)	2,071
Net unrealized gains (losses) on investments	178,064	(1,725)	(107,392)	30,713
Investment performance fees - related parties	—	(1,692)	—	(7,492)
Net investment income (loss)	$199,491	$23,787	$(63,208)	$82,141

Net interest income yield on average net assets (1)	1.4%	1.2%	2.7%	2.7%
Non-investment grade portfolio (1)	1.8%	1.6%	3.5%	3.5%
Investment grade portfolio (1)	0.4%	0.6%	1.0%	1.2%
Net investment income return on average net assets (1)	10.0%	1.1%	(3.1)%	3.9%
Non-investment grade portfolio (1)	13.1%	1.2%	(5.2)%	4.6%
Investment grade portfolio (1)	1.6%	1.0%	2.4%	2.1%
Net investment income return on average total investments (excluding accrued investment income) (2)	7.7%	0.8%	(2.4)%	2.9%
Non-investment grade portfolio (2)	10.6%	1.0%	(4.3)%	3.7%
Investment grade portfolio (2)	1.6%	1.0%	2.4%	2.1%
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
Results for the three months ended June 30, 2020 versus 2019:
Net investment income was $199.5 million for the three months ended June 30, 2020 compared to net investment income of $23.8 million for the three months ended June 30, 2019, an increase of $175.7 million. The 2020 second quarter net investment income return on average net assets was 10.0% as compared to 1.1% for the prior period.
The 2020 second quarter net investment return was driven by net unrealized gains of $178.1 million which reflected a partial recovery of the credit market during the quarter, following the initial adverse impact of the COVID-19 global pandemic during the 2020 first quarter. Net interest income increased to $27.4 million from $26.4 million, an increase of 3.8% quarter over quarter.
The 2020 second quarter non-investment grade portfolio net interest income was $25.7 million, compared to net interest income of $26.2 million in the first quarter of 2020 and $24.5 million in the second quarter of 2019. The slight decrease in net interest income in the 2020 second quarter versus the 2020 first quarter can be attributed to a portfolio shift to higher rated instruments, as well as a decrease in LIBOR through the second quarter. The net realized and unrealized gains reported in the 2020 second quarter were $163.1 million, reflective of the partial market recovery discussed above.
The 2020 second quarter investment grade portfolio net interest income yield was 0.4%, a decrease from 0.6% in the prior year quarter. The reduced yield this quarter reflected a reduction in interest rates versus the prior year quarter. In addition, the investment grade portfolio recognized $8.9 million of net realized gains in the quarter as compared to gains of $1.0 million in the second quarter of 2019. The investment grade results reflected collateral management actions in the quarter. We sold certain assets held in collateral trusts as the collateral requirements had changed. Given the interest rate movements in the quarter, these assets realized net gains on disposal.
Results for the six months ended June 30, 2020 versus 2019:
Net investment loss was $63.2 million for the six months ended June 30, 2020 compared to net investment income of $82.1 million in the prior year period, a decrease of $145.3 million. For the six months ended June 30, 2020, the net investment income return on average net assets was (3.1)% as compared to 3.9% for the prior year period.
The net investment loss for the six months ended June 30, 2020 was driven by net realized and unrealized losses of $118.4 million, compared to net realized and unrealized gains of $32.8 million in the prior year period. Net realized and unrealized losses in the first half of 2020 were driven by investment market volatility caused by the economic shutdown mandated by governments around the world related to the COVID-19 global pandemic, which partially recovered in the second quarter of 2020.
The non-investment grade portfolio net interest income yield for the six months ended June 30, 2020 was 3.5%, remaining consistent with the prior year period. Net investment income return on average net assets was (5.2)% for the six months ended June 30, 2020, compared to 4.6% in the prior year period. Net realized and unrealized losses reported through the six months ended June 30, 2020 totaled $129.6 million driven by investment market volatility caused by the economic shutdown mandated by governments around the world related to the COVID-19 global pandemic, which partially recovered in the second quarter of 2020.
The investment grade portfolio net interest income yield for the six months ended June 30, 2020 was 1.0%, a decrease from 1.2% in the prior year period. The reduction in net interest income yield was driven by lower interest rates period over period. In addition, the investment grade portfolio recognized $11.1 million of net realized gains in the first half of 2020 compared to gains of $1.0 million in the first half of 2019. The investment-grade results reflected collateral management actions in the second quarter. We sold certain assets that were held in collateral trust as the collateral requirements had changed. Given the interest rate movements in the period, these assets realized net gains on disposal.
Growth in book value per diluted common share
Results for the three months ended June 30, 2020 versus 2019:
Book value per diluted common share was $38.82 as of June 30, 2020, compared to $28.21 per share as of March 31, 2020, an increase of $10.61, or 37.6%. The increase was driven by the higher fair value of the investment portfolios as the credit markets partially recovered during the quarter, resulting in net realized and unrealized gains of $172.1 million and other comprehensive income of $23.0 million.
Results for the six months ended June 30, 2020 versus 2019:
Book value per diluted common share was $38.82 as of June 30, 2020, compared to $43.49 per share as of December 31, 2019, a decrease of $4.67 or 10.7%. The decrease was primarily driven by a net investment loss of $63.2 million and other comprehensive losses of $14.8 million. The net realized and unrealized investment losses in the 2020 first quarter were offset in part by net realized and unrealized gains in the 2020 second quarter. The net realized and unrealized gains can be attributed to the partial recovery in the credit markets during the 2020 second quarter.

Reconciliation of non-U.S. GAAP financial measures
Underwriting income (loss), adjusted underwriting income (loss), adjusted combined ratio and the non-investment grade portfolio and investment grade portfolio components of our investment returns (net interest income yield on average net assets, and net investment income return on average net assets and on average total investments (excluding accrued investment income), respectively) are non-U.S. GAAP financial measures. We use these measures, together with the GAAP financial statements, to provide information that assists with analyzing our performance. As a result, certain income and expense items are excluded from these measures in an effort to allow an effective analysis. With respect to expenses, we do not view certain operating expenses related to corporate activities, referred to as certain corporate expenses, as part of our underwriting activities. These expenses are generally comprised of costs associated with the ongoing operations of the holding company, such as compensation of certain executives and costs associated with the initial setup of subsidiaries. The following are descriptions of each of the non-U.S. GAAP financial measures used by us.
Underwriting income (loss) is useful in evaluating our underwriting performance, without regard to other underwriting income (losses), net investment income (losses), interest expense, net foreign exchange gains (losses), income tax expense (benefit) and preference dividends.
Adjusted underwriting income (loss) is useful in evaluating our underwriting performance, without regard to net investment income (losses), interest expense, net foreign exchange gains (losses), income tax expense (benefit), preference dividends and certain corporate expenses (which are described in more detail above). We define underwriting income (loss) as net premiums earned, less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses, and we define adjusted underwriting income (loss) as underwriting income (loss) plus other underwriting income (loss) less certain corporate expenses. Our adjusted combined ratio is a key indicator of our profitability, without regard to certain corporate expenses. We calculate the adjusted combined ratio by dividing the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses less certain corporate expenses by the sum of net premiums earned and other underwriting income (loss).
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

Reconciliation of underwriting income (loss) and adjusted underwriting income (loss)
Underwriting income (loss) reconciles to net income (loss) available to common shareholders, and adjusted underwriting income (loss) reconciles to underwriting income (loss) for the three and six months ended June 30, 2020 and 2019 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Net income (loss) available to common shareholders	$188,828	$13,825	$(78,951)	$61,457
Preference dividends	1,109	4,908	2,280	9,815
Net income (loss) before preference dividends	189,937	18,733	(76,671)	71,272
Income tax expense (benefit)	(402)	20	(402)	20
Interest expense	2,911	—	5,823	—
Net foreign exchange (gains) losses	(2,665)	441	(7,678)	878
Net investment (income) loss	(199,491)	(23,787)	63,208	(82,141)
Other underwriting (income) loss	(868)	(673)	(1,001)	(1,265)
Underwriting income (loss)	(10,578)	(5,266)	(16,721)	(11,236)
Certain corporate expenses	3,443	4,795	6,439	6,758
Other underwriting income (loss)	868	673	1,001	1,265
Adjusted underwriting income (loss)	$(6,267)	$202	$(9,281)	$(3,213)

Reconciliation of the adjusted combined ratio
The adjusted combined ratio reconciles to the combined ratio for the three and six months ended June 30, 2020 and 2019 as follows:

	Three Months Ended June 30,
	2020			2019
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$104,786	$—	$104,786	$111,416	$—	$111,416
Acquisition expenses	29,486	—	29,486	35,417	—	35,417
General & administrative expenses (1)	7,841	(3,443)	4,398	9,751	(4,795)	4,956
Net premiums earned (1)(2)	131,535	868	132,403	151,318	673	151,991

Loss ratio	79.7%			73.6%
Acquisition expense ratio	22.4%			23.4%
General & administrative expense ratio (1)	5.9%			6.5%
Combined ratio	108.0%			103.5%
Adjusted loss ratio			79.1%			73.3%
Adjusted acquisition expense ratio			22.3%			23.3%
Adjusted general & administrative expense ratio			3.3%			3.3%
Adjusted combined ratio			104.7%			99.9%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

	Six Months Ended June 30,
	2020			2019
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$215,462	$—	$215,462	$222,266	$—	$222,266
Acquisition expenses	57,853	—	57,853	69,391	—	69,391
General & administrative expenses (1)	14,980	(6,439)	8,541	16,991	(6,758)	10,233
Net premiums earned (1)(2)	271,574	1,001	272,575	297,412	1,265	298,677

Loss ratio	79.3%			74.7%
Acquisition expense ratio	21.3%			23.3%
General & administrative expense ratio (1)	5.6%			5.8%
Combined ratio	106.2%			103.8%
Adjusted loss ratio			79.0%			74.4%
Adjusted acquisition expense ratio			21.2%			23.2%
Adjusted general & administrative expense ratio			3.2%			3.5%
Adjusted combined ratio			103.4%			101.1%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

Reconciliation of the non-investment grade portfolio and investment grade portfolio components of our investment returns
The non-investment grade portfolio and the investment grade portfolio components of our investment returns for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$32,410	$4,043	$—	$36,453	$32,492	$6,104	$—	$38,596
Investment management fees - related parties	(3,943)	(319)	—	(4,262)	(4,171)	(399)	—	(4,570)
Borrowing and miscellaneous other investment expenses	(2,741)	(212)	(1,810)	(4,763)	(3,809)	(238)	(3,564)	(7,611)
Net interest income	25,726	3,512	(1,810)	27,428	24,512	5,467	(3,564)	26,415
Net realized gains (losses) on investments	(14,912)	8,911	—	(6,001)	(177)	966	—	789
Net unrealized gains (losses) on investments (1)	178,050	14	—	178,064	(4,511)	2,786	—	(1,725)
Investment performance fees - related parties	—	—	—	—	(1,692)	—	—	(1,692)
Net investment income (loss)	$188,864	$12,437	$(1,810)	$199,491	$18,132	$9,219	$(3,564)	$23,787

Average total investments (excluding accrued investment income) (2)	$1,782,413	$793,663	$—	$2,576,076	$1,871,286	$928,850	$—	$2,800,136
Average net assets (3)	$1,446,900	$800,175	$(246,250)	$2,000,825	$1,548,237	$924,948	$(327,619)	$2,145,566

Net interest income yield on average net assets (3)	1.8%	0.4%		1.4%	1.6%	0.6%		1.2%
Net investment income return on average total investments (excluding accrued investment income) (2)	10.6%	1.6%		7.7%	1.0%	1.0%		0.8%
Net investment income return on average net assets (3)	13.1%	1.6%	(0.7)%	10.0%	1.2%	1.0%	(1.1)%	1.1%
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

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$65,174	$9,103	$—	$74,277	$69,831	$11,906	$—	$81,737
Investment management fees - related parties	(7,916)	(698)	—	(8,614)	(8,242)	(737)	—	(8,979)
Borrowing and miscellaneous other investment expenses	(5,332)	(437)	(4,663)	(10,432)	(8,667)	(442)	(6,800)	(15,909)
Net interest income	51,926	7,968	(4,663)	55,231	52,922	10,727	(6,800)	56,849
Net realized gains (losses) on investments	(22,137)	11,090	—	(11,047)	1,142	929	—	2,071
Net unrealized gains (losses) on investments (1)	(107,443)	51	—	(107,392)	23,114	7,599	—	30,713
Investment performance fees - related parties	—	—	—	—	(7,492)	—	—	(7,492)
Net investment income (loss)	$(77,654)	$19,109	$(4,663)	$(63,208)	$69,686	$19,255	$(6,800)	$82,141

Average total investments (excluding accrued investment income) (2)	$1,786,375	$807,149	$—	$2,593,524	$1,883,565	$908,637	$—	$2,792,202
Average net assets (3)	$1,488,863	$813,118	$(287,500)	$2,014,481	$1,527,241	$905,937	$(322,303)	$2,110,875

Net interest income yield on average net assets (3)	3.5%	1.0%		2.7%	3.5%	1.2%		2.7%
Net investment income return on average total investments (excluding accrued investment income) (2)	(4.3)%	2.4%		(2.4)%	3.7%	2.1%		2.9%
Net investment income return on average net assets (3)	(5.2)%	2.4%	(1.6)%	(3.1)%	4.6%	2.1%	(2.1)%	3.9%
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

	As of June 30, 2020				As of June 30, 2019
	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total
	($ in thousands)
Average total investments (excluding accrued investment income) - QTD	$1,782,413	$793,663	$—	$2,576,076	$1,871,286	$928,850	$—	$2,800,136
Average total investments (excluding accrued investment income) - YTD	1,786,375	807,149	—	2,593,524	1,883,565	908,637	—	2,792,202

Average net assets - QTD	1,446,900	800,175	(246,250)	2,000,825	1,548,237	924,948	(327,619)	2,145,566
Average net assets - YTD	1,488,863	813,118	(287,500)	2,014,481	1,527,241	905,937	(322,303)	2,110,875

Total investments	$1,846,404	$792,941	$—	$2,639,345	$1,833,476	$936,629	$—	$2,770,105
Accrued Investment Income	10,853	3,511	—	14,364	11,834	5,082	—	16,916
Receivable for Securities Sold	28,298	3,016	—	31,314	29,367	58	—	29,425
Less: Payable for Securities Purchased	67,272	—	—	67,272	46,412	4,804	—	51,216
Less: Payable for Securities Sold Short	29,289	—	—	29,289	48,823	—	—	48,823
Less: Revolving credit agreement borrowings	308,611	—	163,750	472,361	229,546	—	328,751	558,297
Net assets	$1,480,383	$799,468	$(163,750)	$2,116,101	$1,549,896	$936,965	$(328,751)	$2,158,110
Non-investment grade borrowing ratio (1)	20.8%				14.8%

Unrealized gains on investments	$44,845	$14,278	$—	$59,123	$27,068	$8,160	$—	$35,228
Unrealized losses on investments	(221,353)	(23,121)	—	(244,474)	(109,200)	(4,737)	—	(113,937)
Net unrealized gains (losses) on investments	$(176,508)	$(8,843)	$—	$(185,351)	$(82,132)	$3,423	$—	$(78,709)
(1) The non-investment grade borrowing ratio is calculated as revolving credit agreement borrowings divided by net assets.

Critical accounting policies, estimates and recent accounting pronouncements
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables and fair value measurements. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new company, like our company, are even more difficult to make than those made in a mature company since we have compiled relatively limited historical information through June 30, 2020. Actual results will differ from these estimates and such differences may be material.
The critical accounting policies that we believe affect significant estimates used in the preparation of our consolidated financial statements, as well as certain recent accounting pronouncements, are discussed under the heading “Management’s discussion and analysis of financial condition and results of operations-Critical accounting policies, estimates and recent accounting pronouncements” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, updated, where applicable, in the notes accompanying our consolidated financial statements included in this report, including Note 2, “Basis of presentation and significant accounting policies”.
Financial condition, liquidity and capital resources
General
We are a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, we depend on our available cash resources, dividends or other distributions from subsidiaries to make payments, including the payment of interest on our senior notes, dividends on our preference shares and operating expenses we may incur. During the six months ended June 30, 2020 and the year ended December 31, 2019, we received dividends of $7.9 million and $13.4 million, respectively, from Watford Re, our Bermuda operating subsidiary.
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
Financial condition
Shareholders’ equity
2020 versus 2019: Total shareholders’ equity was $776.2 million as of June 30, 2020, compared to $872.4 million as of December 31, 2019, a decrease of $96.2 million or 11.0%.
The decrease in shareholders’ equity was primarily driven by net investment loss of $63.2 million, an underwriting loss of $16.7 million, other comprehensive loss of $14.8 million, an interest expense of $5.8 million, preference dividends of $2.3 million, offset in part by net foreign exchange gains of $7.7 million and other underwriting income of $1.0 million. In addition, the repurchase of 127,744 common shares during the 2020 first quarter under our $50 million share repurchase program reduced shareholders’ equity by $2.9 million.

Investment portfolios
The table below summarizes the credit quality of our non-investment grade and investment grade portfolios as of June 30, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
June 30, 2020	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$875,560	$—	$—	$—	$—	$23,218	$530,118	$247,478	$15,191	$2,192	$28,046	$29,317
Corporate bonds	378,183	—	—	—	37,373	50,125	152,648	113,723	6,268	5,585	3,956	8,505
Asset-backed securities	157,925	—	—	3,854	98,827	23,136	8,767	1,663	—	—	—	21,678
Mortgage-backed securities	9,164	—	—	—	—	1,292	—	—	—	—	3,224	4,648
Short-term investments	270,088	34,859	172,166	60,880	—	502	—	—	—	—	—	1,681
Total fixed income instruments and short-term investments	1,690,920	34,859	172,166	64,734	136,200	98,273	691,533	362,864	21,459	7,777	35,226	65,829
Other Investments	34,142
Equities	121,342
Total Non-Investment Grade Portfolio	$1,846,404	$34,859	$172,166	$64,734	$136,200	$98,273	$691,533	$362,864	$21,459	$7,777	$35,226	$65,829

Investment Grade Portfolio:
Corporate bonds	$169,918	$—	$16,032	$90,087	$58,858	$4,941	$—	$—	$—	$—	$—	$—
U.S. government and government agency bonds	217,459	—	217,459	—	—	—	—	—	—	—	—	—
Asset-backed securities	130,327	1,377	—	19,621	108,790	539	—	—	—	—	—	—
Mortgage-backed securities	22,018	—	602	4,794	16,622	—	—	—	—	—	—	—
Non-U.S. government and government agency bonds	151,124	—	151,124	—	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	2,117	1,039	586	492	—	—	—	—	—	—	—	—
Short-term investments	99,978	3,448	22,656	—	73,874	—	—	—	—	—	—	—
Total Investment Grade Portfolio	$792,941	$5,864	$408,459	$114,994	$258,144	$5,480	$—	$—	$—	$—	$—	$—
Total	$2,639,345	$40,723	$580,625	$179,728	$394,344	$103,753	$691,533	$362,864	$21,459	$7,777	$35,226	$65,829
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

Investment Grade Portfolio:
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

The following tables summarize the composition of the Company’s non-investment grade and investment grade portfolios by sector as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Total	Financials	Health Care	Technology	Consumer Services	Industrials	Consumer Goods	Oil & Gas	All Other (1)
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$875,560	$188,970	$170,442	$186,367	$113,733	$90,250	$36,455	$29,573	$59,770
Corporate bonds	378,183	44,898	26,626	16,720	105,543	33,870	68,314	29,516	52,696
Equities - sector specific	93,872	62,350	22,577	7,266	—	641	—	264	774
Short-term investments - sector specific	2,184	—	—	1,682	—	—	502	—	—
Subtotal	1,349,799	296,218	219,645	212,035	219,276	124,761	105,271	59,353	113,240
Equities - non-sector specific	27,470
Short-term investments - non-sector specific	267,904
Asset-backed securities	157,925
Other investments	34,142
Mortgage-backed securities	9,164
Total Non-Investment Grade Portfolio	$1,846,404	$296,218	$219,645	$212,035	$219,276	$124,761	$105,271	$59,353	$113,240

Investment Grade Portfolio:
Corporate bonds	$169,918	$51,327	$10,834	$18,688	$22,738	$11,942	$35,818	$11,388	$7,183
Short-term investments	99,978
U.S. government and government agency bonds	217,459
Non-U.S. government and government agency bonds	151,124
Asset-backed securities	130,327
Mortgage-backed securities	22,018
Municipal government and government agency bonds	2,117
Total Investment Grade Portfolio	$792,941	$51,327	$10,834	$18,688	$22,738	$11,942	$35,818	$11,388	$7,183
Total Investments	$2,639,345	$347,545	$230,479	$230,723	$242,014	$136,703	$141,089	$70,741	$120,423
(1) Includes telecommunications, utilities and basic materials.

	December 31, 2019
	Total	Financials	Health Care	Technology	Consumer Services	Industrials	Consumer Goods	Oil & Gas	All Other (1)
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$1,061,934	$212,800	$221,982	$232,659	$121,434	$111,912	$46,827	$52,200	$62,120
Corporate bonds	213,841	17,547	19,160	10,972	28,144	13,822	23,491	27,632	73,073
Equities - sector specific	101,551	55,946	30,640	11,263	—	1,283	—	1,040	1,379
Short-term investments - sector specific	16,620	8,261	—	3,030	—	5,329	—	—	—
Subtotal	1,393,946	294,554	271,782	257,924	149,578	132,346	70,318	80,872	136,572
Equities - non-sector specific	23,586
Short-term investments - non-sector specific	215,816
Asset-backed securities	190,738
Other investments	30,461
Mortgage-backed securities	7,706
Total Non-Investment Grade Portfolio	$1,862,253	$294,554	$271,782	$257,924	$149,578	$132,346	$70,318	$80,872	$136,572

Investment Grade Portfolio:
Corporate bonds	$158,632	$72,707	$12,087	$8,035	$11,752	$10,548	$32,046	$5,734	$5,723
Short-term investments	96,867
U.S. government and government agency bonds	285,609
Non-U.S. government and government agency bonds	133,409
Asset-backed securities	145,433
Mortgage-backed securities	24,750
Municipal government and government agency bonds	2,184
Total Investment Grade Portfolio	$846,884	$72,707	$12,087	$8,035	$11,752	$10,548	$32,046	$5,734	$5,723
Total Investments	$2,709,137	$367,261	$283,869	$265,959	$161,330	$142,894	$102,364	$86,606	$142,295
(1) Includes telecommunications, utilities and basic materials.

The fair value of our term loans, fixed maturities and short-term investments in our non-investment grade and investment grade portfolios, summarized by contractual maturity as of June 30, 2020 and December 31, 2019 were as follows:

	Contractual Maturity
June 30, 2020	Fair Value	Due in One Year or Less	Due After One Through Two Years	Due After Three Through Five Years	Due After Five Through Ten Years	Due After Ten Years
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$875,560	$44,818	$235,683	$265,836	$329,223	$—
Corporate bonds	378,183	28	64,440	140,246	165,990	7,479
Short-term investments	270,088	270,088	—	—	—	—
Subtotal	1,523,831	314,934	300,123	406,082	495,213	7,479
Asset-backed securities	157,925
Mortgage-backed securities	9,164
Other Investments	34,142
Equities	121,342
Total Non-Investment Grade Portfolio	$1,846,404	$314,934	$300,123	$406,082	$495,213	$7,479

Investment Grade Portfolio:
Corporate bonds	$169,918	$4,524	$22,282	$63,129	$66,723	$13,260
U.S. government and government agency bonds	217,459	8,877	172,347	22,193	14,042	—
Non-U.S. government and government agency bonds	151,124	6,836	29,276	40,616	74,396	—
Municipal government and government agency bonds	2,117	—	251	1,374	492	—
Short-term investments	99,978	99,978	—	—	—	—
Subtotal	640,596	120,215	224,156	127,312	155,653	13,260
Asset-backed securities	130,327
Mortgage-backed securities	22,018
Total - Investment Grade Portfolio	$792,941	$120,215	$224,156	$127,312	$155,653	$13,260
Total	$2,639,345	$435,149	$524,279	$533,394	$650,866	$20,739

	Contractual Maturity
December 31, 2019	Fair Value	Due in One Year or Less	Due After One Through Two Years	Due After Three Through Five Years	Due After Five Through Ten Years	Due After Ten Years
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$1,061,934	$23,683	$289,985	$314,908	$433,358	$—
Corporate bonds	213,841	15,746	21,879	113,750	61,933	533
Short-term investments	232,436	232,436	—	—	—	—
Subtotal	1,508,211	271,865	311,864	428,658	495,291	533
Asset-backed securities	190,738
Mortgage-backed securities	7,706
Other Investments	30,461
Equities	125,137
Total Non-Investment Grade Portfolio	$1,862,253	$271,865	$311,864	$428,658	$495,291	$533

Investment Grade Portfolio:
Corporate bonds	$158,632	$2,760	$45,676	$54,584	$43,586	$12,026
U.S. government and government agency bonds	285,609	1,490	212,884	41,976	29,259	—
Non-U.S. government and government agency bonds	133,409	6,745	31,443	32,213	63,008	—
Municipal government and government agency bonds	2,184	—	253	1,330	601	—
Short-term investments	96,867	96,867	—	—	—	—
Subtotal	676,701	107,862	290,256	130,103	136,454	12,026
Asset-backed securities	145,433
Mortgage-backed securities	24,750
Total - Investment Grade Portfolio	846,884	$107,862	$290,256	$130,103	$136,454	$12,026
Total	$2,709,137	$379,727	$602,120	$558,761	$631,745	$12,559
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following chart shows the composition of our non-investment grade and investment grade portfolios as of June 30, 2020:
Total: $1,846.4 million
Total: $792.9 million
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
Sources of liquidity include cash flows from operations, financing arrangements and routine sales of investments. The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	($ in thousands)
Cash and cash equivalents provided by (used for):
Operating activities	$87,343	$115,887
Investing activities	(58,717)	35,144
Financing activities	(17,052)	(145,258)
Effects of exchange rate changes on foreign currency	(6,358)	(325)
Change in cash and cash equivalents	$5,216	$5,448
Results for the six months ended June 30, 2020:

•
Cash provided by operating activities for the six months ended June 30, 2020 was lower than the same period in 2019. We continued to generate strong operating cash inflows, primarily driven by our premium receipts exceeding the level of our paid claims and interest income received.

•
Cash used for investing activities for the six months ended June 30, 2020 was higher than the same period in 2019 when cash was provided by investing activities, which was driven by an increase in net purchases in the 2020 period. There was an increase in net purchases of corporate bonds and a decrease in the net purchases of term loans for the six months ended June 30, 2020 than the same period in 2019.

•
Cash used for financing activities for the six months ended June 30, 2020 was lower than the same period in 2019, due to increased use of the custodian bank facilities and lower borrowing repayments during the 2020 period. In addition, we purchased $2.9 million of our own common shares under our $50 million share repurchase program during the 2020 first quarter.

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
In the first quarter of 2020, our board of directors authorized a share repurchase program, which allows us to make repurchases of up to $50 million of our common shares from time to time in open market or privately negotiated transactions. During the first quarter of 2020, we repurchased 127,744 common shares at an average price of $22.42 per share for an aggregate cost of $2.9 million. With the onset of the COVID-19 global pandemic, we temporarily halted repurchases under the program. We did not repurchase any of our common shares during the second quarter of 2020. As of June 30, 2020, approximately $47.1 million of unused share repurchase capacity remained available under the program. When there is more certainty in the global economies, we will reassess the temporary suspension of the program. Any repurchases under our share repurchase program will be in accordance with applicable laws, our organizational documents and the applicable terms of our outstanding securities. The timing and amount of the repurchase transactions under the share repurchase program will depend on a variety of factors, including market conditions, the level of future earnings, and rating agency and regulatory considerations. Other than pursuant to our share repurchase program, at the present time, we do not expect to repurchase common shares, declare or pay dividends on our common shares or otherwise return capital to our common shareholders for the foreseeable future.

The following table summarizes our consolidated capital position:

	June 30, 2020		December 31, 2019
	Amount	% of Total Capital	Amount	% of Total Capital
	($ in thousands)
Debt:
Senior notes	$172,554	17.2%	$172,418	15.7%
Shareholders’ equity:
Preference shares	52,351	5.2%	52,305	4.8%
Shareholders’ equity	776,151	77.6%	872,353	79.5%
Total shareholders’ equity	828,502	82.8%	924,658	84.3%
Total capital available to Watford	$1,001,056	100.0%	$1,097,076	100.0%
The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by ratings agencies, at a level considered necessary by management to enable our key operating subsidiaries to compete; (2) sufficient capital to enable our underwriting subsidiaries to meet the capital adequacy tests mandated by regulatory agencies in Bermuda, the United States and other key markets; and (3) sufficient letter of credit and other credit facilities to enable Watford Re to post regulatory and commercially required letters of credit and other forms of collateral that are necessary for it to write business. For more information regarding the current status of our ratings, see “-Ratings” below.
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
The financial strength ratings assigned by A.M. Best and KBRA, respectively, have an impact on the ability of Watford Re to attract reinsurance clients, and also on the ability of our insurance subsidiaries to attract and retain program administrators, agents, brokers and insureds. The A.M. Best “A-” (Excellent) rating and KBRA “A” rating obtained by Watford Re, WICE, WIC and WSIC are each consistent with our business plan and allow us to actively pursue relationships with the types of cedants, program administrators, agents, brokers and insureds targeted in our marketing plan.
In response to the unrealized, adverse mark-to-market impact on the valuation of our investment portfolios caused by the economic shutdown related to the COVID-19 global pandemic, A.M. Best and KBRA issued press releases noting potential future rating actions. In particular, on May 1, 2020,

A.M. Best announced that it had placed the “A-” financial strength ratings of our operating subsidiaries “under review with negative implications.” In addition, A.M. Best also placed “under review with negative implications” the long-term issuer credit rating of “BBB-” and the long-term issuer credit rating of “BB” on our cumulative contingently-redeemable preference shares. The designation of being “under review with negative implications” indicates that a previously-published rating has the potential for a near-term change (typically within six months) due to a recent event or abrupt change in the financial condition of the entity to which the rating applies.  The rating remains under review until A.M. Best is able to determine the implications of the circumstances that facilitated the under review status, before making its final opinion. In addition, on June 17, 2020, after previously putting our ratings on “watch” status, KBRA reaffirmed the “A” insurance financial strength ratings of our operating subsidiaries and revised the outlook for all of our ratings to negative.
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
In general, notwithstanding the prevailing global economic uncertainty related to the COVID-19 global pandemic, the current insurance and reinsurance market environment overall remains extremely competitive but is starting to show signs of hardening. Over the past several years, the industry has witnessed a gradual rate softening in response to a surplus of industry capital and a number of years of benign catastrophe activity. While the insurance and reinsurance market historically has been subject to pricing and capacity cycles, the overall market has not experienced true cyclicality in the period since the inception of our operations in 2014. However, due to recent property catastrophe losses, higher perceived social inflation, the reduction in risk free rates, and the uncertainty for the P&C business created by the COVID-19 global pandemic, pricing on certain product lines are firming and becoming more attractive on a risk adjusted basis.
In recent years, there have been certain product lines that have experienced a favorable hardening, such as U.K. and European motor insurance. The rates for these particular lines have been rising as a result of several years of higher than expected losses, as well as regulatory changes impacting loss costs. As rates and commensurate risk-adjusted returns have risen, we have increased our writings in those lines.
Since the formation of WICE, we have grown our European motor insurance business. Gross premiums written generated by WICE for the three months ended June 30, 2020 and 2019 were $60.8 million and $56.1 million, respectively. Gross premiums written by WICE for the six months ended June 30, 2020 and 2019 were $112.5 million and $110.9 million, respectively. The majority of such premiums relate to U.K. motor insurance.
We target a medium- to long-term, lower volatility underwriting portfolio with tightly managed natural catastrophe exposure in order to reduce the likelihood that our capital and/or liquidity position would be adversely affected by a catastrophe event. We seek to limit our modeled net PML, for property catastrophe exposures for each peak peril and peak zone from a modeled 1-in-250 year occurrence to no more than 10% of our total capital, which is less than most of our principal reinsurance competitors. As of June 30, 2020, our largest modeled peak peril and zone net occurrence PML was 4.5% of our total capital. Our conscious effort to limit our catastrophe exposure is designed to lower the volatility of our overall underwriting portfolio and to provide greater certainty as to future claims-related payout patterns and timing. Our casualty-focused underwriting portfolio’s payout pattern is slower than that of most competitors due to the longer tail lines of business we write, and that slower payout pattern provides us with the potential for greater investment income on those premiums.
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
For more information regarding our current outlook related to the impact of the COVID-19 global pandemic on the insurance and reinsurance industry and our business, see “-Current outlook” above.
Contractual obligations and commitments
Lloyds letter of credit facility
On May 15, 2020, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2021. Under the renewed Lloyds Facility, we may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which we were in compliance as of June 30, 2020 and December 31, 2019. At such dates, we had approximately $48.7 million and $51.0 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in our consolidated balance sheets.
Unsecured letter of credit facility
On September 20, 2019, Watford Re signed a 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount is $100.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. The Unsecured Facility requires the maintenance of certain covenants, as well as certain representations and warranties that are customary for facilities of this type. At June 30, 2020 and December 31, 2019, we had $25.2 million and $19.3 million, respectively, in outstanding letters of credit issued from the Unsecured Facility, and were in compliance with the Unsecured Facility requirements. At such dates, we had $25.2 million and $Nil, respectively, in certificates of deposit held as restricted collateral related to outstanding letters of credit issued from the Unsecured Facility. These collateral amounts are reflected as short-term investments in our consolidated balance sheets.
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

The borrowings and outstanding letters of credit from the Secured Facility were as follows:

	June 30,	December 31,
	2020	2019
	($ in thousands)
Borrowings to purchase investments	$171,837	$155,537
Borrowings to purchase collateral	163,750	328,750
Total secured credit facility borrowings	335,587	484,287
Outstanding letters of credit	52,533	52,533
The Secured Facility contains various affirmative and negative covenants. As of June 30, 2020 and December 31, 2019, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facilities
As of June 30, 2020 and December 31, 2019, we had borrowings of $136.8 million and $Nil, respectively, from our custodian banks to purchase U.S. dollar denominated securities. We pay interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand.
As of June 30, 2020, the total borrowed amount of $136.8 million included 0.6 million Euros, or EUR, (U.S. dollar equivalent of $0.7 million) to purchase EUR-denominated securities. We pay interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the non-U.S. dollar-denominated borrowed funds is included as a component of “net foreign exchange gains (losses)” included in the consolidated statements of net income (loss).
The custodian banks require us to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At June 30, 2020 and December 31, 2019, we were required to hold $214.9 million and $Nil, respectively, in such deposits and investment accounts.
Senior notes
On July 2, 2019, we completed a private offering of $175.0 million in aggregate principal amount of our 6.5% senior notes, due July 2, 2029. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020. The senior notes are Watford Holding’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of Watford Holdings that are unsecured and unsubordinated. We may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. The senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements, at any time after July 2, 2024. At June 30, 2020, the carrying amount of the senior notes was $172.6 million, presented net of unamortized debt issuance costs of $2.4 million.
Master confirmation of total return swap transactions
On August 13, 2018, Watford Re executed a Master Confirmation of Total Return Swap Transactions (the “Master TRS”) with Credit Suisse International (“CSI”) under the ISDA Master Agreement between Watford Re and CSI dated as of April 24, 2014. Under the Master TRS, we can from time to time execute total return swap transactions referencing loan obligations. The purpose of the Master TRS is to allow us to obtain leveraged exposure to loan obligations in a cash efficient manner. Since each transaction will be confirmed separately, the Master TRS is uncommitted and does not have a maximum facility size. Each confirmed transaction executed under the Master TRS will expire on the earlier of (i) the repayment date of the underlying reference loan or (ii) the date specified in the confirmation, which cannot be later than 360 days after the date of the confirmation, provided that each transaction will automatically extend for a further 360 days unless certain events have occurred. Under the terms of the Master TRS, we are required to post collateral to CSI under our ISDA Credit Support Annex with CSI to support our obligations under each transaction. The collateral will comprise an initial amount, determined on a transaction-by-transaction basis, plus an amount calculated on the basis of the daily mark-to-market value of the transaction. Under each transaction, CSI will pay to us an amount equal to the amounts received by a lender of the specified principal amount under the relevant reference loan and, if the transaction is terminated before the loan is repaid, an amount based on the change in market value of the loan. We have the option to terminate any transaction at will, subject to paying a break fee, and CSI can terminate transactions if certain events occur, including the unavailability of market prices for the relevant loan, CSI being unable to hedge the relevant transaction or certain changes of law or regulation.
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
As of June 30, 2020 and December 31, 2019, we held $2.2 billion and $2.1 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Included within total pledged assets, we held $6.7 million and $6.4 million, respectively, in deposits with U.S. regulatory authorities.
The following table summarizes our assets pledged as collateral for credit and letter of credit facilities and total return swap transactions, assets held in trust for underwriting transactions and regulatory deposits as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	($ in thousands)
Total investments held in trust as collateral for underwriting transactions and regulatory deposits	$958,380	$1,087,707
Total investments pledged for Secured Facility	859,496	935,132
Total investments pledged for custodian banks	214,870	—
Total investments pledged for Lloyds Facilities	73,873	51,047
Total investments pledged for Master TRS	60,666	64,107

Contractual obligations and commitments
The following table illustrates our contractual obligations and commitments by due date as of June 30, 2020 and December 31, 2019:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	($ in thousands)
June 30, 2020
Estimated gross payments for losses and loss adjustment expenses (1)	$1,353,049	$338,760	$453,577	$237,731	$322,981
Interest payments on senior notes (2)	108,094	11,375	22,750	22,750	51,219
Senior notes (2)	175,000	—	—	—	175,000
Revolving credit agreement borrowings (3)	472,361	472,361	—	—	—
Operating lease obligations	897	283	566	48	—
Total	$2,109,401	$822,779	$476,893	$260,529	$549,200
December 31, 2019
Estimated gross payments for losses and loss adjustment expenses (1)	$1,263,628	$319,685	$415,163	$223,406	$305,374
Interest payments on senior notes (2)	108,094	11,375	22,750	22,750	51,219
Senior notes (2)	175,000	—	—	—	175,000
Revolving credit agreement borrowings (3)	484,287	484,287	—	—	—
Operating lease obligations	1,038	283	566	189	—
Total	$2,032,047	$815,630	$438,479	$246,345	$531,593
(1) The estimated expected contractual commitments related to the reserves for loss and loss adjustment expenses are presented on a gross basis (not reflecting any corresponding reinsurance recoverable amounts that would be due to us). As of June 30, 2020, the modeled duration of our claims reserves was approximately 4.4 years.
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
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses we are ultimately required to pay may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts discussed above. Amounts discussed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since having purchased reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses as of June 30, 2020 and December 31, 2019 totaled $229.7 million and $171.0 million, respectively.

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
Foreign currency risk
Underwriting contracts and policies
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. We have foreign currency exposure related to non-U.S. dollar denominated contracts and policies. Of our gross premiums written from inception, $1.5 billion, or 40.7%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of June 30, 2020 and December 31, 2019, net loss and loss adjustment expense reserves included $435.8 million and $413.7 million, respectively, in foreign currencies.
Investments
We are exposed to foreign currency risk through cash and investments in loans and securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we may employ from a risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of June 30, 2020 and December 31, 2019, our total net long exposure to foreign denominated investments represented 12.9% and 11.5% of our total investment portfolios of $2.6 billion and $2.7 billion, respectively.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies in which we have written contracts and policies would have had on the value of our shareholders’ equity as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
(U.S. dollars in thousands, except per share data)
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$90,587	$56,382
Shareholders’ equity denominated in foreign currencies (1)	(22,068)	(26,529)
Net assets denominated in foreign currencies	$68,519	$29,853
Pre-tax impact of a hypothetical 10% appreciation of the U.S. dollar against foreign currencies:
Shareholders’ equity	$(6,852)	$(2,985)
Book value per diluted common share	$(0.34)	$(0.15)
Pre-tax impact of a hypothetical 10% decline of the U.S. dollar against foreign currencies:
Shareholders’ equity	$6,852	$2,985
Book value per diluted common share	$0.34	$0.15
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

The following table estimates the impact that a 50 basis point and 100 basis point increase or decrease in interest rates would have had on the value of our investment portfolios as of June 30, 2020 and December 31, 2019:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	+50	+100
June 30, 2020
Total fair value	$2,680	$2,662	$2,639	$2,612	$2,588
Change from base	1.6%	0.9%	—%	(1.0)%	(1.9)%
Change in unrealized value	$41	$23	$—	$(27)	$(51)

December 31, 2019
Total fair value	$2,739	$2,724	$2,709	$2,693	$2,679
Change from base	1.1%	0.6%	—%	(0.6)%	(1.1)%
Change in unrealized value	$30	$15	$—	$(16)	$(30)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the value of our investment portfolios as of June 30, 2020 and December 31, 2019:

	Percentage Shift in Credit Spreads
(U.S. dollars in millions)	-50%	-10%	0	+10%	+50%
June 30, 2020
Total fair value	$2,861	$2,683	$2,639	$2,591	$2,419
Change from base	8.4%	1.7%	—%	(1.8)%	(8.3)%
Change in unrealized value	$222	$44	$—	$(48)	$(220)

December 31, 2019
Total fair value	$2,836	$2,735	$2,709	$2,681	$2,569
Change from base	4.7%	1.0%	—%	(1.0)%	(5.2)%
Change in unrealized value	$127	$26	$—	$(28)	$(140)
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
Liquidity risk
Certain of our investments are, or may become, illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments including our Level 3 (non-quoted) assets, which, as of June 30, 2020 and December 31, 2019, represented 5.2% and 5.4% of our total investments, respectively. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, which could include the payment of claims expenses or to satisfy a requirement of rating agencies in a period of market illiquidity, certain of our investments may be difficult to sell in a timely manner and may have to be sold or otherwise liquidated for less than what may otherwise have been possible under normal market conditions.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most employees of the Company and of our service providers have had to work from home during the COVID-19 global pandemic, though we will continue to assess the impact on the design and operating effectiveness of our internal controls.
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

Part II. Other information
Item 1. Legal proceedings
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. As of June 30, 2020, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.
Item 1A. Risk factors
Investing in our securities involves risks. For a discussion of the these potential risks or uncertainties, please see Part I—Item 1A—“Risk Factors” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC (or our 2019 Annual Report), and Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, in each case as updated by our subsequent periodic filings with the SEC.
Other than as described below, there have been no material changes from the risk factors previously disclosed in Part I—Item 1A, “Risk Factors” of our 2019 Annual Report.
The impact of the COVID-19 global pandemic and related risks could materially affect our results of operations, financial position and/or liquidity.
The continuing, global pandemic caused by the novel coronavirus COVID-19 has continued to impact the global economy, financial markets and our results of operations. In addition, the COVID-19 global pandemic could materially disrupt the business operations of Arch, HPS or other third parties with whom we interact. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of the COVID-19 global pandemic are not yet known and are likely to continue to emerge for some time.
The pandemic could have a significant effect on our business, results of operations, and current and future financial performance. We may continue to experience higher levels of loss and claims activity in certain lines of business and our premiums written and earned could also be adversely affected by a suppression of global commercial activity that results in a reduction in insurable assets and other exposures. Conditions in the financial markets resulting from the COVID-19 global pandemic continue to have a negative effect on the value and quality of the assets we hold within our investment portfolios, thereby adversely affecting our investment income and increasing our credit and related risk. Certain lines of our business may require additional forms of collateral in the event of a decline in the fair value of investments and benchmarks to which those repayment mechanisms are linked. The continued impacts of the pandemic to the financial markets may also adversely affect our ability to access funding through public or private equity offerings, debt financings, and through other means at acceptable terms. In addition, in connection with our pending acquisition of Axeria IARD, we are also evaluating Axeria’s potential exposure to COVID-19 global pandemic related losses.
In particular, disruption in the financial markets related to the COVID-19 global pandemic has contributed to net realized and unrealized losses, due to the impact of changes in fair value on our non-investment grade investment portfolio, and, to a lesser extent, our investment grade investment portfolio. Our investment portfolios may continue to be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. Our investment portfolios also include mortgage-backed securities, which could continue to be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened collection risk on the underlying mortgages and on rent receivables. Further disruptions in global financial markets due to the continuing impact of the COVID-19 global pandemic could result in additional net realized and unrealized investment losses, including potential impairments in our investment portfolios. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.
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
Governmental and regulatory actions in response to the COVID-19 global pandemic may adversely affect our financial performance and our ability to conduct our businesses as we have in the past.
Federal, state and/or local government actions in the United States and other countries where we do business to address and mitigate the impact of the COVID-19 global pandemic have adversely affected us and may adversely affect us in the future. For example, the coverages we provide are potentially subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our (re)insurance policies were not designed or priced to cover. One such example of regulatory action is the ongoing U.K. Financial Conduct Authority test case on business interruption insurance coverage. Currently, in some states there is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers’ compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements have impacted or may impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel and non-renew policies and to collect premiums. Several state regulators have issued orders requiring insurers to issue partial premium refunds, and regulators in other states could take similar actions. Many insurers, including us, have also voluntarily provided, and may further provide, partial premium refunds to their customers. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to the COVID-19 global pandemic could require an increase in taxes at the federal, state and local levels, which could adversely impact our results of operations. In addition, in connection with our pending acquisition of Axeria IARD, we are also evaluating the potential impact such governmental actions, restrictions and requirements could have on Axeria’s business.
The disruption and other effects caused by the COVID-19 global pandemic could continue to adversely affect our business operations, financial performance and results.
To protect our employees and in response to the global and regional restrictions on interpersonal contact and travel because of the COVID-19 global pandemic, our work force is working remotely, placing increased demands on our IT systems. Remote working arrangements may increase the risk of cyber-security attacks or data security incidents. While we believe we have continued to conduct our business effectively, there is no assurance that our ability to continue to function in this new environment will not be adversely affected by an extended period of limited access to our physical facilities or by other developments such as an extended disruption to our systems that support our remote work capability. We also depend on Arch, HPS and other third-party platforms and infrastructure to operate our business and provide certain of our products and services, and such third-party infrastructures face similar risks. In addition, the continuation of the COVID-19 global pandemic may continue to adversely affect our business operations, including our ability to carry on business development activities and unavailability of employees due to illness or quarantines, among others. In addition, in connection with our pending acquisition of Axeria IARD, we are also evaluating the potential impact of such disruptions and restrictions could have on Axeria’s operations. For a further discussion, see “We depend on our ability to maintain effective operating procedures, and our operational structure remains under development.” “Any acquisitions, growth or expansion of our operations may expose us to risks.” and “Technology breaches or failures, including those resulting from a cyberattack on us or our service providers and program administrators, could disrupt or otherwise negatively impact our business.” included in Part I-Item 1A-“Risk Factors” in our 2019 Form 10-K.
As a result of the above risks, the COVID-19 global pandemic could materially and adversely impact our results of operations, financial position and/or liquidity.
A ratings downgrade or other negative action by a rating agency could materially affect our business, financial condition and results of operations.
Various rating agencies review the financial performance and condition of insurance and reinsurance companies, including our operating subsidiaries, and publish their financial strength ratings as indicators of an insurer’s or reinsurer’s ability to fulfill its contractual obligations. These ratings are important to maintaining public confidence in our insurance and reinsurance products. A downgrade or other negative action by a rating agency with respect to the financial strength ratings of our operating subsidiaries could negatively affect us by limiting or restricting the ability of our operating subsidiaries to pay dividends to us and reducing our revenues by adversely affecting our ability to write insurance and reinsurance business.
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
In particular, in May 2020, A.M. Best announced that it had placed the financial strength ratings of our operating subsidiaries and our credit ratings under review with negative implications. In addition, in June 2020, KBRA reaffirmed the “A” insurance financial strength ratings of our operating subsidiaries, and revised the outlook for all of the ratings to negative. For more information, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources- Liquidity and Capital Resources-Ratings” in this report.
Ratings reflect only a rating agency’s views and are not recommendations to buy, sell or hold our securities. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions and circumstances outside the rated company’s control. In addition, rating agencies use various models and formulas to assess the strength of a rated company, and from time to time rating agencies have, in their discretion, altered the models. Changes to the models could impact a rating agency’s judgment of the rating to be assigned to the rated company. There can be no assurance that our current financial strength and credit ratings will remain in effect for any given period of time, particularly in light of the recent announcements by A.M. Best and KBRA, or that these ratings will not be lowered, suspended or withdrawn entirely by the rating agencies. We cannot predict what actions A.M. Best, KBRA or other rating agencies may take, or what actions we may take in response to the actions of the rating agencies, which could negatively affect our business, financial condition and results of operations.
Shareholder activism, including public criticism of our company or our management team, may adversely affect us.
In May 2020, Capital Returns Management LLC published and delivered a letter to our Board of Directors that, among other things, urged our Board to undertake a strategic review of our company. Any perceived uncertainties as to our future direction, strategy or leadership created as a consequence of this letter or other activist shareholder initiatives may adversely affect our business or cause our share price to experience periods of volatility or stagnation.

Item 2. Unregistered sales of equity securities and use of proceeds
In the first quarter of 2020, our board of directors authorized a share repurchase program, which allows us to make repurchases of up to $50 million of our common shares from time to time in open market or privately negotiated transactions. For more information, see Part I Item 2 “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources—Capital resources.”
During the three months ended June 30, 2020, we did not repurchase any of our common shares under our share repurchase program and approximately $47.1 million of unused share repurchase capacity remained available under the program.

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
Beginning dollar amount available to be repurchased				$47,136
4/1/2020 - 4/30/2020	—	$—	—	—
5/1/2020 - 5/31/2020	—	—	—	—
6/1/2020 - 6/30/2020	—	—	—	—
Total	—	$—	—	$47,136
Item 3. Defaults upon senior securities
None.
Item 4. Mine safety disclosures
None.
Item 5. Other information
On May 15, 2020, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch from May 16, 2020 through to May 16, 2021. For additional information regarding the Lloyds Facility, see Part I Item 2 “Management’s discussion and analysis of financial condition and results of operations - Contractual obligations and commitments - Letter of credit facility.”
As previously disclosed, on March 31, 2020, Jonathan D. Levy was appointed as our Chief Executive Officer. Mr. Levy’s appointment is subject to Bermuda immigration approval. In connection with Mr. Levy's appointment, we entered into an amended and restated employment agreement, dated August 6, 2020, with Mr. Levy (the "Levy Employment Agreement").

The term of employment is three years commencing January 1, 2018, subject to automatic one-year extensions unless either we or Mr. Levy provide 90 days’ notice of non-renewal. For 2020, Mr. Levy’s annual base salary is $475,000 and his annual target annual bonus is 70% of his base salary. In connection with and following the completion of the direct listing of our common shares on the Nasdaq Global Select Market on March 28, 2019, and pursuant to the terms of the Levy Employment Agreement, in May 2019, we granted restricted share units of our common shares to Mr. Levy with a value of $900,000 (based on the average of the closing price of our common shares on the first 20 trading days of our common shares on the Nasdaq Global Select Market). The restricted share units vest in equal annual installments on each of the first three anniversaries of April 26, 2019. Upon vesting, Mr. Levy receives a number of shares of common shares equal to the number of restricted share units that have vested. In addition, each calendar year beginning with 2020, we will grant to Mr. Levy restricted share units of our common shares with a target value of $300,000 based upon our compensation committee’s assessment of Mr. Levy’s performance, one-half of which will vest in equal annual installments on each of the first three anniversaries of the grant date and one-half of which will vest based on the achievement of performance goals established by our compensation committee. If we elect not to renew the term of the Levy Employment Agreement, if we terminate Mr. Levy’s employment without Cause or if Mr. Levy terminates his employment for Good Reason (as each term is defined in the Levy Employment Agreement), we will continue to pay Mr. Levy his base salary for 12 months (24 months if the termination follows a change in control of Watford Holdings Ltd.), pay him 100% of his target annual bonus (200% if the termination follows a change in control), and his outstanding unvested restricted share units will remain outstanding and continue to vest in accordance with their terms for 12 months (all unvested restricted share units will vest if the termination is following a change in control, with performance-vesting units vesting at “target” levels). Our severance obligation to Mr. Levy is conditioned on his compliance with the restrictive covenants set forth in the Levy Employment Agreement and his execution and non-revocation of a release of claims in favor of us. Mr. Levy is subject to non-competition and non-solicitation of employees and customers covenants for a period of 12 months following termination of employment. If we elect to enforce the non-competition covenant in circumstances where Mr. Levy is not paid severance, we must continue to pay Mr. Levy his base salary and provide medical insurance for 12 months, and pay him an amount equal to his target annual bonus.

The above summary description of certain terms contained in the Levy Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as Exhibit 10.2 hereto.

Item 6. Exhibit index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
10.1	Facility extension letter agreement between Lloyds Bank Corporate Markets plc and Watford Re Ltd., effective as of May 15, 2020				X
10.2	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Jonathan D. Levy, dated August 6, 2020				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial information from Watford Holdings Ltd.’s Quarterly Report for the quarter ended June 30, 2020 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATFORD HOLDINGS LTD.
(REGISTRANT)

/s/ Jonathan D. Levy
Date:	August 7, 2020	Jonathan D. Levy, Chief Executive Officer

Date:	August 7, 2020	/s/ Robert L. Hawley
Robert L. Hawley, Chief Financial Officer