Form 10-Q
period 2020-09-30
Watford Holdings Ltd.
filed 2020-11-10
CIK 1601669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38788
Watford Holdings Ltd.

Bermuda	98-1155442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Waterloo House, 1st Floor				(441)	278-3455
100 Pitts Bay Road,	Pembroke	HM 08,	Bermuda	(Registrant’s telephone number, including area code)
(Address of principal executive offices)

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

As of November 10, 2020, there were 19,886,979 common shares, $0.01 par value per share, of the registrant outstanding.

Explanatory note - Certain defined terms
Unless the context suggests otherwise, any reference in this report to:
•“ACGL” refers to Arch Capital Group Ltd. and its controlled subsidiaries;
•“Arch” refers to any one or more of the following direct or indirect subsidiaries of ACGL, as applicable in the context in which such term appears:
•Arch Investment Management Ltd., or AIM, which manages the majority of our investment grade portfolio;
•Arch Reinsurance Company, or ARC, which is a party to certain quota share agreements with one or more of our operating subsidiaries and a services agreement with Watford Holdings (U.S.) Inc.;
•Arch Reinsurance Ltd., or ARL, which is a party to certain quota share agreements with one or more of our operating subsidiaries and owned approximately 12.6% of our outstanding common shares as of September 30, 2020;
•Arch Underwriters Inc., or AUI, which manages the underwriting business of our U.S. operating subsidiaries;
•Arch Underwriters Ltd., or AUL, which manages the underwriting business of our non-U.S. operating subsidiaries, including Watford Re;
•“HPS” refers to HPS Investment Partners, LLC (formerly known as Highbridge Principal Strategies, LLC), which manages our non-investment grade portfolio, as well as accounts in our investment grade portfolio;
•our “Investment Managers” refers to AIM, HPS or any other investment managers that manage our investment grade portfolio or our non-investment grade portfolio from time to time;
•“Watford,” “we,” “us” and “our” refers to Watford Holdings Ltd. and its subsidiaries;
•“Watford Holdings” refers to our company, Watford Holdings Ltd., a Bermuda exempted company;
•“Watford Re” refers to Watford Re Ltd., a Bermuda domiciled insurance company and a wholly-owned subsidiary of our company;
•“Watford Trust” refers to Watford Asset Trust I, a statutory trust organized under the laws of the State of Delaware;
•“WIC” refers to Watford Insurance Company, a New Jersey domiciled insurance company and a wholly-owned subsidiary of our company;
•“WICE” refers to Watford Insurance Company Europe Limited, a Gibraltar domiciled insurance company and a wholly-owned subsidiary of our company; and
•“WSIC” refers to Watford Specialty Insurance Company, a New Jersey domiciled insurance company and a wholly-owned subsidiary of our company.
In addition, unless the context suggests otherwise, any reference in this report to:
•“HoldCo” refers to Greysbridge Holdings Ltd., a newly formed entity of which ACGL will own approximately 40%, and funds managed by Warburg Pincus LLC and Kelso & Company will each own approximately 30%;

•“Merger” refers to the merger of Merger Sub with and into Watford pursuant to the Merger Agreement, with Watford surviving as a wholly-owned subsidiary of HoldCo;
•“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of October 9, 2020, among Watford, ACGL and Merger Sub, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of November 2, 2020, among Watford, ACGL and Merger Sub; and
•“Merger Sub” refers to Greysbridge Ltd., a wholly-owned subsidiary of HoldCo.
Explanatory note - Proposed merger
On October 9, 2020, we announced that we had entered into a definitive agreement to be acquired by ACGL. Further, on November 2, 2020, ACGL assigned its interests and obligations in connection with this acquisition to Greysbridge Holdings Ltd., a newly formed entity of which ACGL will own approximately 40%, and funds managed by Warburg Pincus LLC and Kelso & Company will each own approximately 30%. Unless stated otherwise, all forward-looking information contained in this report on Form 10-Q does not take into account or give any effect to the impact of the Merger (as defined herein). For additional details regarding the Merger, see Part II Item 1A “Risk factors” and Part I Item 2 “Management’s discussion and analysis of financial condition and results of operations” of this Quarterly Report on Form 10-Q, and Note 19 to our consolidated financial statements contained in Part I Item 1 of this Quarterly Report on Form 10-Q.

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
Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and in our other reports and other documents filed with the Securities and Exchange Commission, or the SEC, and include:
◦our limited operating history;
◦fluctuations in the results of our operations;
◦our ability to compete successfully with more established competitors;
◦our losses exceeding our reserves;
◦downgrades, potential downgrades or other negative actions by rating agencies, including the recent announcements by A.M. Best Company, or A.M. Best, that it has placed under review with negative implications our financial strength and credit ratings and Kroll Bond Rating Agency, or KBRA, that it has revised the outlook of our financial strength and credit ratings to negative and placed such ratings on “watch developing” status;
◦our dependence on key executives and inability to attract qualified personnel, or the potential loss of suitably qualified personnel as a result of Bermuda employment and immigration restrictions;
◦our dependence on letter of credit facilities and borrowing facilities that may not be available on commercially acceptable terms;
◦our potential inability to pay dividends or distributions;
◦our potential need for additional capital in the future and the potential unavailability of such capital to us on favorable terms or at all;
◦our dependence on clients’ evaluations of risks associated with such clients’ insurance underwriting;
◦the suspension or revocation of our subsidiaries’ insurance licenses;
◦Watford Holdings potentially being deemed an investment company under U.S. federal securities law;

◦the potential characterization of us and/or any of our subsidiaries as a passive foreign investment company, or PFIC;
◦our dependence on Arch for services critical to our underwriting operations;
◦changes to our strategic relationship with Arch or the termination by Arch of any of our services agreements or quota share agreements;
◦our dependence on HPS and AIM to implement our investment strategy;
◦the termination by HPS or AIM of any of our investment management agreements;
◦risks associated with our investment strategy being greater than those faced by competitors;
◦changes in the regulatory environment;
◦our potentially becoming subject to U.S. federal income taxation;
◦our potentially becoming subject to U.S. withholding and information reporting requirements under the U.S. Foreign Account Tax Compliance Act, or FATCA, provisions;
◦our ability to complete acquisitions and integrate businesses successfully;
◦adverse general, societal, economic and market conditions, including those caused by pandemics, including the current global pandemic related to the novel coronavirus, or COVID-19, and government actions in response thereto;
◦one or more closing conditions to the Merger, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger, or that the required approval of the Merger Agreement by our shareholders may not be obtained;
◦our business may suffer as a result of uncertainty surrounding the Merger and there may be challenges with employee retention as a result of the Merger;
◦the Merger may involve unexpected costs, liabilities or delays;
◦legal proceedings may be initiated related to the Merger;
◦an event, change or other circumstance may occur that could give rise to the termination of the Merger Agreement (including circumstances requiring us to pay HoldCo a termination fee pursuant to the Merger Agreement); and
◦the other matters set forth under Item 1A “Risk factors,” Item 7 “Management’s discussion and analysis of financial condition and results of operations,” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, Part II Item 1A “Risk factors” and Part I Item 2 “Management’s discussion and analysis of financial condition and results of operations” of this Quarterly Report on Form 10-Q as well as the other factors set forth in the Company’s other documents on file with the SEC, and management’s response to any of the aforementioned factors.
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

Item 1. Consolidated financial statements

WATFORD HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2020	2019
Assets
Investments:
Term loans, fair value option (Amortized cost: $969,929 and $1,113,212)	$893,030	$1,061,934
Fixed maturities, fair value option (Amortized cost: $677,977 and $432,576)	632,664	416,594
Short-term investments, fair value option (Cost: $348,479 and $325,542)	350,391	329,303
Equity securities, fair value option	60,951	59,799
Other investments, fair value option (1)	—	30,461
Investments, fair value option	1,937,036	1,898,091
Fixed maturities, available for sale (Amortized cost: $645,663 and $739,456)	649,781	745,708
Equity securities, fair value through net income	52,829	65,338
Total investments (1)	2,639,646	2,709,137
Cash and cash equivalents	195,333	102,437
Accrued investment income	16,234	14,025
Premiums receivable (1)	263,748	273,657
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (1)	263,293	170,974
Prepaid reinsurance premiums (1)	131,885	132,577
Deferred acquisition costs, net (1)	58,583	64,044
Receivable for securities sold	1,730	16,288
Intangible assets	7,650	7,650
Funds held by reinsurers (1)	46,787	42,505
Other assets	28,331	17,562
Total assets	$3,653,220	$3,550,856
Liabilities
Reserve for losses and loss adjustment expenses (1)	$1,429,656	$1,263,628
Unearned premiums (1)	459,476	438,907
Losses payable (1)	78,537	61,314
Reinsurance balances payable (1)	68,339	77,066
Payable for securities purchased	67,602	18,180
Payable for securities sold short	24,909	66,257
Revolving credit agreement borrowings	390,195	484,287
Senior notes (1)	172,621	172,418
Amounts due to affiliates (1)	5,060	4,467
Investment management and performance fees payable (1)	7,539	17,762
Other liabilities (1)	30,012	21,912
Total liabilities	$2,733,946	$2,626,198
Commitments and contingencies
Contingently redeemable preference shares (1)	52,375	52,305
Shareholders’ equity
Common shares ($0.01 par; shares authorized: 120 million; shares issued: 22,804,128 and 22,692,300)	228	227
Additional paid-in capital	899,213	898,083
Retained earnings (deficit)	42,184	43,470
Accumulated other comprehensive income (loss)	3,197	5,629
Common shares held in treasury, at cost (shares: 2,917,149 and 2,789,405)	(77,923)	(75,056)
Total shareholders’ equity	866,899	872,353
Total liabilities, contingently redeemable preference shares and shareholders’ equity	$3,653,220	$3,550,856
(1) See Note 12, “Transactions with related parties” for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in thousands, except share and per share data)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Gross premiums written (1)	$197,480	$249,960	$590,309	$598,627
Gross premiums ceded (1)	(50,164)	(94,208)	(150,437)	(178,118)
Net premiums written	147,316	155,752	439,872	420,509
Change in unearned premiums (1)	(1,285)	(29,920)	(22,267)	2,735
Net premiums earned (1)	146,031	125,832	417,605	423,244
Other underwriting income (loss)	546	579	1,547	1,844
Interest income	34,553	41,376	108,830	123,113
Investment management fees - related parties (1)	(4,380)	(4,606)	(12,994)	(13,585)
Borrowing and miscellaneous other investment expenses	(3,657)	(7,234)	(14,089)	(23,143)
Net interest income	26,516	29,536	81,747	86,385
Realized and unrealized gains (losses) on investments	67,995	(14,646)	(50,444)	18,138
Investment performance fees - related parties (1)	(1,758)	(850)	(1,758)	(8,342)
Net investment income (loss)	92,753	14,040	29,545	96,181
Total revenues	239,330	140,451	448,697	521,269

Expenses
Loss and loss adjustment expenses (1)	(115,813)	(96,214)	(331,275)	(318,480)
Acquisition expenses (1)	(31,110)	(27,612)	(88,963)	(97,003)
General and administrative expenses (1)	(7,346)	(7,027)	(22,326)	(24,018)
Interest expense (1)	(2,912)	(2,841)	(8,735)	(2,841)
Net foreign exchange gains (losses)	(2,926)	167	4,752	(711)
Total expenses	(160,107)	(133,527)	(446,547)	(443,053)
Income (loss) before income taxes	79,223	6,924	2,150	78,216
Income tax benefit (expense)	(69)	—	333	(20)
Net income (loss) before preference dividends and redemption costs	79,154	6,924	2,483	78,196
Preference dividends (1)	(1,061)	(2,608)	(3,341)	(12,423)
Accelerated amortization of costs related to the redemption of preference shares (1)	—	(4,164)	—	(4,164)
Net income (loss) available to common shareholders	$78,093	$152	$(858)	$61,609

Earnings (loss) per common share:
Basic	$3.93	$0.01	$(0.04)	$2.71
Diluted	$3.92	$0.01	$(0.04)	$2.71
Weighted average number of common shares used in the determination of earnings (loss) per share:
Basic	19,890,784	22,765,802	19,901,921	22,729,848
Diluted	19,904,051	22,776,204	19,901,921	22,734,464
(1) See Note 12, “Transactions with related parties” for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive income (loss)
Net income (loss) available to common shareholders	$78,093	$152	$(858)	$61,609
Other comprehensive income (loss) net of income tax:
Available for sale investments:
Unrealized holding gains (losses) arising during the period	6,631	3,785	9,440	14,398
Unrealized foreign currency gains (losses) arising during the period	5,729	(3,676)	(1,691)	(4,224)
Credit loss recognized in net income (loss)	59	—	410	—
Reclassification of net realized (gains) losses, included in net income (loss)	368	(1,254)	(10,368)	(3,465)
Unrealized holding gains (losses) of available for sale investments	12,787	(1,145)	(2,209)	6,709
Foreign currency translation adjustments	(411)	286	(223)	333
Other comprehensive income (loss) net of income tax	12,376	(859)	(2,432)	7,042
Comprehensive income (loss)	$90,469	$(707)	$(3,290)	$68,651
See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common shares
Balance at beginning of period	$228	$227	$227	$227
Common shares issued	—	—	1	—
Balance at end of period	228	227	228	227

Additional paid-in capital
Balance at beginning of period	898,935	897,716	898,083	895,386
Common shares issued under share plans	—	—	490	250
Share-based compensation	278	184	640	2,264
Balance at end of period	899,213	897,900	899,213	897,900

Accumulated other comprehensive income (loss)
Balance at beginning of period	(9,179)	3,171	5,629	(4,730)
Unrealized holding gains (losses) of available for sale investments:
Balance at beginning of period	(8,744)	3,696	6,252	(4,158)
Unrealized holding gains (losses) of available for sale investments, net of reclassification adjustments	12,787	(1,145)	(2,209)	6,709
Balance at end of period	4,043	2,551	4,043	2,551
Currency translation adjustment:
Balance at beginning of period	(435)	(525)	(623)	(572)
Currency translation adjustment	(411)	286	(223)	333
Balance at end of period	(846)	(239)	(846)	(239)
Balance at end of period	3,197	2,312	3,197	2,312

Common shares held in treasury, at cost
Balance at beginning of period	(77,923)	—	(75,056)	—
Shares repurchased for treasury	—	—	(2,867)	—
Balance at end of period	(77,923)	—	(77,923)	—

Retained earnings (deficit)
Balance at beginning of period	(35,909)	60,182	43,470	(1,275)
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	—	(428)	—
Net income (loss) before preference dividends and redemption costs	79,154	6,924	2,483	78,196
Preference share dividends paid and accrued	(1,061)	(2,608)	(3,341)	(12,423)
Accelerated amortization of costs related to the redemption of preference shares	—	(4,164)	—	(4,164)
Balance at end of period	42,184	60,334	42,184	60,334
Total shareholders’ equity	$866,899	$960,773	$866,899	$960,773
See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income (loss) before preference dividends	$2,483	$78,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses on investments	50,444	(18,138)
Amortization of fixed assets	5	84
Share-based compensation	1,130	2,514
Changes in:
Accrued investment income	(2,209)	1,179
Premiums receivable	6,878	(74,695)
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	(88,767)	(56,418)
Prepaid reinsurance premiums	692	(68,322)
Deferred acquisition costs, net	3,369	15,635
Reserve for losses and loss adjustment expenses	171,880	141,325
Unearned premiums	21,576	65,587
Reinsurance balances payable	(10,872)	58,945
Funds held with reinsurers	(4,956)	(8,322)
Other liabilities	5,364	40,818
Other items	(14,423)	(1,206)
Net Cash Provided By Operating Activities	142,594	177,182
Investing Activities
Purchase of term loans	(227,981)	(343,110)
Purchase of fixed maturity investments	(1,092,529)	(957,250)
Purchase of short-term investments with maturities over three months	(16,013)	(8,712)
Proceeds from sale, redemptions and maturity of term loans	375,829	283,126
Proceeds from sales, redemptions and maturities of fixed maturity investments	966,052	1,116,398
Proceeds from sales, redemptions and maturities of other investments	34,194	47,288
Proceeds from sales, redemptions and maturities of short-term investments with maturities over three months	14,963	28,791
Net (purchases) sales of short-term investments with maturities less than three months	(14,977)	(98,835)
Purchases of equity securities	(10,222)	(66,593)
Proceeds from sales of equity securities	23,216	25,894
Net settlements of derivative instruments	973	1,488
Purchases of furniture, equipment and other assets	(3)	—
Net Cash Provided by (Used For) Investing Activities	53,502	28,485
Financing Activities
Dividends paid on redeemable preference shares	(3,271)	(12,216)
Repayments on borrowings	(304,000)	(237,239)
Proceeds from borrowings	209,907	62,800
Purchases of common shares under share repurchase program	(2,867)	—
Repurchase of preference shares	—	(173,081)
Net proceeds from issuance of senior notes	—	172,283
Net Cash Provided By (Used For) Financing Activities	(100,231)	(187,453)
Effects of exchange rate changes on foreign currency cash	(2,969)	(1,353)
Increase (decrease) in cash	92,896	16,861
Cash and cash equivalents, beginning of period	102,437	63,529
Cash and cash equivalents, end of period	$195,333	$80,390
Supplementary information
Income taxes paid	$297	$20
Interest paid	$18,704	$21,998
Non-cash exchange of investments	$75,026	$28,673
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
In May 2018, WICE formed a branch in Romania and commenced underwriting operations in June 2018. WICE is a wholly-owned subsidiary of Watford Re. The Romanian branch ceased accepting new business from September 1, 2020.
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
The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full calendar year, especially when considering the risks and uncertainties associated with the COVID-19 global pandemic and the impact it may have on our business, results of operations and financial condition.

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
To facilitate comparison of information across periods, certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.
(b) Recent accounting pronouncements
Issued and effective as of September 30, 2020 - Credit Losses
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) which was issued in June 2016. This ASU applies a new credit loss model (current expected credit losses, or “CECL”) for determining credit-related impairments for financial instruments measured at amortized cost (including reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the Company’s consolidated balance sheet.
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
Issued and effective as of September 30, 2020
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. This ASU was adopted on January 1, 2020, and the Company considers the impact to be immaterial to the Company’s consolidated financial statements and disclosures.
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
The following table provides summary information regarding premiums written and earned by line of business and net premiums written by underwriting location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Gross premiums written:
Casualty reinsurance	$64,860	$145,129	$173,803	$253,287
Other specialty reinsurance	31,549	22,453	89,509	84,587
Property catastrophe reinsurance	4,680	3,461	25,765	15,382
Insurance programs and coinsurance	96,391	78,917	301,232	245,371
Total	$197,480	$249,960	$590,309	$598,627

Net premiums written:
Casualty reinsurance	$63,247	$92,084	$171,688	$199,226
Other specialty reinsurance	30,157	22,093	85,484	81,798
Property catastrophe reinsurance	4,680	3,040	25,018	14,643
Insurance programs and coinsurance	49,232	38,535	157,682	124,842
Total	$147,316	$155,752	$439,872	$420,509

Net premiums earned:
Casualty reinsurance	$54,566	$52,266	$155,477	$183,085
Other specialty reinsurance	32,833	31,563	98,073	118,759
Property catastrophe reinsurance	6,589	3,617	17,297	9,707
Insurance programs and coinsurance	52,043	38,386	146,758	111,693
Total	$146,031	$125,832	$417,605	$423,244

Net premiums written by underwriting location:
United States	$24,236	$20,649	$88,337	$61,436
Europe	24,987	18,412	69,111	65,597
Bermuda	98,093	116,691	282,424	293,476
Total	$147,316	$155,752	$439,872	$420,509

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

4. Reinsurance
Through reinsurance agreements with Arch Reinsurance Ltd. (“ARL”) and Arch Reinsurance Company (“ARC”), which are subsidiaries of ACGL, as well as through other third-party reinsurance agreements, the Company cedes a portion of its premiums. The effects of reinsurance on the Company’s written and earned premiums, losses and loss adjustment expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Premiums written
Direct	$96,391	$78,917	$301,232	$245,371
Assumed	101,089	171,043	289,077	353,256
Ceded	(50,164)	(94,208)	(150,437)	(178,118)
Net	$147,316	$155,752	$439,872	$420,509
Premiums earned
Direct	$98,278	$73,741	$276,367	$207,704
Assumed	101,070	94,028	291,046	323,131
Ceded	(53,317)	(41,937)	(149,808)	(107,591)
Net	$146,031	$125,832	$417,605	$423,244
Losses and loss adjustment expenses
Direct	$81,657	$65,310	$252,642	$176,690
Assumed	77,263	69,072	222,320	242,247
Ceded	(43,107)	(38,168)	(143,687)	(100,457)
Net	$115,813	$96,214	$331,275	$318,480
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with financially sound carriers. At September 30, 2020 and December 31, 2019, approximately 100% of ceded loss and loss adjustment reserves were due from carriers which had an A.M. Best or a Standard & Poor’s rating of “A-” or better.
At September 30, 2020 and December 31, 2019, approximately 43% and 47%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) were due from ARL and ARC, each of which have ratings of “A+” from A.M. Best. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

5. Reserve for losses and loss adjustment expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
	($ in thousands)
Gross reserve for losses and loss adjustment expenses at beginning of period	$1,263,628	$1,032,760
Unpaid losses and loss adjustment expenses recoverable	165,549	81,267
Net reserve for losses and loss adjustment expenses at beginning of period	1,098,079	951,493

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current period	331,861	318,812
Prior years	(586)	(332)
Total net losses and loss adjustment expenses	331,275	318,480

Foreign exchange (gains) losses	(6,506)	(9,971)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current period	(45,015)	(35,686)
Prior years	(193,622)	(198,682)
Total paid losses and loss adjustment expenses	(238,637)	(234,368)

Net reserve for losses and loss adjustment expenses at end of period	1,184,211	1,025,634
Unpaid losses and loss adjustment expenses recoverable	245,445	139,311
Gross reserve for losses and loss adjustment expenses at end of period	$1,429,656	$1,164,945
During the nine months ended September 30, 2020, the Company recorded net favorable development on prior year loss reserves of $0.6 million. Net favorable development was experienced on casualty reinsurance losses of $5.9 million, other specialty reinsurance losses of $4.5 million, and property catastrophe reinsurance losses of $1.9 million, offset by unfavorable development on insurance losses of $11.7 million.
During the nine months ended September 30, 2019, the Company recorded net favorable development on prior year loss reserves of $0.3 million. Net favorable development was experienced on property catastrophe reinsurance losses of $1.5 million, casualty reinsurance losses of $0.6 million, and other specialty reinsurance losses of $0.3 million, offset in part by unfavorable development on insurance losses of $2.0 million.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

6. Allowance for expected credit losses
Premiums Receivable
The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at January 1, 2020 and September 30, 2020 and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2020.

	At and For the Three Months Ended September 30, 2020		At and For the Nine Months Ended September 30, 2020
	Premiums Receivable, Net of Allowance	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance	Allowance for Expected Credit Losses
	($ in thousands)
Balance at beginning of period	$258,178	$156	$273,657	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		—		156
Current period change for expected credit losses		—		—
Write-offs charged against the allowance		—		—
Balance at end of period	$263,748	$156	$263,748	$156
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for expected credit losses, at January 1, 2020 and September 30, 2020, and changes in the allowance for expected credit losses for the three and nine months ended September 30, 2020.

	At and For the Three Months Ended September 30, 2020		At and For the Nine Months Ended September 30, 2020
	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
	($ in thousands)
Balance at beginning of period	$229,746	$281	$170,974	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020 (1)		—		297
Current period change for expected credit losses		10		(6)
Write-offs charged against the allowance		—		—
Balance at end of period	$263,293	$291	$263,293	$291
(1) As at September 30, 2020, the allowance for credit losses is gross of deferred tax of $23 thousand.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

7. Investment information
Available for Sale Investments
The following tables summarize the fair value of the Company’s securities classified as available for sale as of September 30, 2020 and December 31, 2019:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	($ in thousands)
September 30, 2020
Fixed maturities:
U.S. government and government agency bonds	$201,738	$1,245	$(8)	$202,975
Non-U.S. government and government agency bonds	145,558	5,946	(2,159)	149,345
Corporate bonds	186,908	7,844	(1,900)	192,852
Asset-backed securities	90,558	336	(6,193)	84,701
Mortgage-backed securities	19,215	—	(1,100)	18,115
Municipal government and government agency bonds	1,686	107	—	1,793
Total investments, available for sale	$645,663	$15,478	$(11,360)	$649,781
(1) Effective January 1, 2020, the Company adopted ASU 2016-13, and as a result any credit impairment losses on the Company’s available for sale securities are recorded as an allowance, subject to reversal. See Note 2. “Basis of presentation and significant accounting policies-(b) Recent accounting pronouncements-Issued and effective as of September 30, 2020 - Credit Losses” above for more information about ASU 2016-13. Included within the gross unrealized losses for corporate bonds is a credit allowance of $0.4 million for securities with an unrealized loss of $1.6 million as of September 30, 2020.

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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized losses by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
September 30, 2020
Fixed maturities:
U.S. government and government agency bonds	$15,972	$(8)	$—	$—	$15,972	$(8)
Non-U.S. government and government agency bonds	94,273	(2,159)	—	—	94,273	(2,159)
Corporate bonds	41,540	(1,900)	—	—	41,540	(1,900)
Asset-backed securities	61,525	(4,380)	17,896	(1,813)	79,421	(6,193)
Mortgage-backed securities	16,879	(1,053)	979	(47)	17,858	(1,100)
Total	$230,189	$(9,500)	$18,875	$(1,860)	$249,064	$(11,360)
December 31, 2019
Fixed maturities:
U.S. government and government agency bonds	$36,540	$(137)	$—	$—	$36,540	$(137)
Non-U.S. government and government agency bonds	51,779	(1,027)	5,410	(6)	57,189	(1,033)
Corporate bonds	9,854	(41)	—	—	9,854	(41)
Asset-backed securities	55,194	(504)	19,430	(231)	74,624	(735)
Mortgage-backed securities	14,481	(44)	—	—	14,481	(44)
Total	$167,848	$(1,753)	$24,840	$(237)	$192,688	$(1,990)
At September 30, 2020, 69 positions out of a total of 157 positions were in an unrealized loss position. The unrealized loss position increased during the nine-month period from $2.0 million to $11.4 million. The decrease in value can be attributed to the market movements resulting from the COVID-19 global pandemic, which primarily impacted the asset-backed securities, and unfavorable foreign exchange rates impacting the non-U.S. government agency bonds during the period.
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
Allowance for expected credit losses
The Company recognized changes in the allowance for expected credit losses on available for sale securities of $0.1 million and $0.4 million for the three and nine months ended September 30, 2020. The credit allowance as of September 30, 2020 was $0.4 million. No credit losses were previously recognized and there were no write-offs charged against the allowance. The change in allowance is recognized in “realized and unrealized gains (losses) on investments” in the Company’s consolidated statements of income (loss). There were no impairments of securities which the Company intends to sell or more likely than not will be required to sell.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our fixed maturities classified as available for sale, summarized by contractual maturity as of September 30, 2020 and December 31, 2019 are shown in the following tables.

	September 30, 2020
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$26,977	$27,048	4.1%
Due after one year through five years	360,779	367,624	56.6%
Due after five years through ten years	130,445	135,615	20.9%
Due after ten years	17,689	16,678	2.6%
Asset-backed securities	90,558	84,701	13.0%
Mortgage-backed securities	19,215	18,115	2.8%
Total investments, available for sale	$645,663	$649,781	100.0%

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$9,235	$9,248	1.3%
Due after one year through five years	414,235	417,921	56.0%
Due after five years through ten years	133,822	136,329	18.3%
Due after ten years	11,833	12,026	1.6%
Asset-backed securities	145,555	145,434	19.5%
Mortgage-backed securities	24,776	24,750	3.3%
Total investments, available for sale	$739,456	$745,708	100.0%

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Fair Value Option and Fair Value Through Net Income
The following table summarizes the fair value of the Company’s securities held as of September 30, 2020 and December 31, 2019, classified as fair value through net income or for which the fair value option was elected:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
September 30, 2020
Term loan investments	$969,929	$6,623	$(83,522)	$893,030
Fixed maturities:
Corporate bonds	472,281	17,788	(32,909)	457,160
U.S. government and government agency bonds	468	9	—	477
Asset-backed securities	197,221	2,153	(34,384)	164,990
Mortgage-backed securities	6,576	2,024	—	8,600
Non-U.S. government and government agency bonds	1,431	51	(45)	1,437
Short-term investments	348,479	2,011	(99)	350,391
Equities	50,456	15,605	(5,110)	60,951
Investments, fair value option	$2,046,841	$46,264	$(156,069)	$1,937,036
Fair Value Through Net Income:
Equities, fair value through net income	$63,038	$6,004	$(16,213)	$52,829

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2019
Term loan investments	$1,113,212	$7,340	$(58,618)	$1,061,934
Fixed maturities:
Corporate bonds	221,024	8,430	(15,100)	214,354
U.S. government and government agency bonds	1,963	1	(2)	1,962
Asset-backed securities	200,361	3,329	(12,953)	190,737
Mortgage-backed securities	7,399	712	(405)	7,706
Non-U.S. government and government agency bonds	1,449	18	(11)	1,456
Municipal government and government agency bonds	380	—	(1)	379
Short-term investments	325,542	3,817	(56)	329,303
Other investments	28,672	2,264	(475)	30,461
Equities	54,893	10,690	(5,784)	59,799
Investments, fair value option	$1,954,895	$36,601	$(93,405)	$1,898,091
Fair Value Through Net Income:
Equities, fair value through net income	$78,031	$2,360	$(15,053)	$65,338

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our term loans, fixed maturities and short-term investments, excluding securities classified as available for sale, summarized by contractual maturity as of September 30, 2020 and December 31, 2019 are shown in the following tables:

	September 30, 2020
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$427,967	$421,853	22.4%
Due after one year through five years	874,038	817,579	43.6%
Due after five years through ten years	482,447	455,416	24.3%
Due after ten years	8,136	7,647	0.4%
Asset-backed securities	197,221	164,990	8.8%
Mortgage-backed securities	6,576	8,600	0.5%
Total	$1,996,385	$1,876,085	100.0%

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$368,452	$370,479	20.5%
Due after one year through five years	779,643	742,960	41.1%
Due after five years through ten years	514,961	495,416	27.4%
Due after ten years	514	533	—%
Asset-backed securities	200,361	190,737	10.6%
Mortgage-backed securities	7,399	7,706	0.4%
Total	$1,871,330	$1,807,831	100.0%
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The table below summarizes the credit quality of our total investments as of September 30, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, Kroll Bond Rating Agency, or KBRA, or DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
September 30, 2020	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Term loan investments	$893,030	$—	$—	$—	$11,074	$27,214	$533,876	$233,186	$8,970	$4,469	$13,325	$60,916
Fixed maturities:
Corporate bonds	650,012	—	20,016	87,672	94,715	73,959	207,670	126,388	6,070	1,171	14,415	17,936
U.S. government and government agency bonds	203,452	—	203,452	—	—	—	—	—	—	—	—	—
Asset-backed securities	249,691	—	—	22,746	151,920	33,180	9,277	8,667	842	—	—	23,059
Mortgage-backed securities	26,715	—	—	1,733	16,382	1,182	—	—	—	—	3,149	4,269
Non-U.S. government and government agency bonds	150,782	—	150,782	—	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	1,793	784	595	414	—	—	—	—	—	—	—	—
Total fixed income instruments	2,175,475	784	374,845	112,565	274,091	135,535	750,823	368,241	15,882	5,640	30,889	106,180
Short-term investments	350,391	59,574	176,195	63,871	48,485	—	—	443	—	—	—	1,823
Total fixed income instruments and short-term investments	2,525,866	60,358	551,040	176,436	322,576	135,535	750,823	368,684	15,882	5,640	30,889	108,003
Other Investments	—
Equities	113,780
Total	$2,639,646	$60,358	$551,040	$176,436	$322,576	$135,535	$750,823	$368,684	$15,882	$5,640	$30,889	$108,003
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
Net investment income (loss)
The components of net investment income (loss) for the three and nine months ended September 30, 2020 and 2019 were derived from the following sources:

	Three Months Ended September 30, 2020
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
	($ in thousands)
Net investment income (loss) by asset class:
Term loan investments	$19,821	$38,661	$(606)	$57,876
Fixed maturities - Fair value option	11,444	15,640	6,823	33,907
Fixed maturities - Available for sale (1)	2,935	—	(821)	2,114
Short-term investments	353	(110)	128	371
Equities (2)	—	2,459	2	2,461
Equities, fair value through net income (2)	—	232	3,723	3,955
Other investments	—	(5,471)	5,521	50
Other (3)	—	3,159	(1,345)	1,814
Investment management fees - related parties	(4,380)	—	—	(4,380)
Borrowing and miscellaneous other investment expenses	(3,657)	—	—	(3,657)
Investment performance fees - related parties	—	—	—	(1,758)
	$26,516	$54,570	$13,425	$92,753
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $0.9 million and $1.7 million, respectively. Realized losses include an allowance for expected credit losses on available for sale securities of $0.1 million for the three months ended September 30, 2020.
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
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $1.4 million and $0.2 million, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Nine Months Ended September 30, 2020
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
	($ in thousands)
Net investment income (loss) by asset class:
Term loan investments	$58,861	$(25,621)	$(14,893)	$18,347
Fixed maturities - Fair value option	31,399	(28,254)	5,809	8,954
Fixed maturities - Available for sale (1)	11,243	—	10,270	21,513
Short-term investments	5,084	(37)	253	5,300
Equities (2)	—	5,589	(86)	5,503
Equities, fair value through net income (2)	573	2,476	(4,601)	(1,552)
Other investments	1,670	(1,788)	5,521	5,403
Other (3)	—	(5,187)	105	(5,082)
Investment management fees - related parties	(12,994)	—	—	(12,994)
Borrowing and miscellaneous other investment expenses	(14,089)	—	—	(14,089)
Investment performance fees - related parties	—	—	—	(1,758)
	$81,747	$(52,822)	$2,378	$29,545
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $13.7 million and $3.4 million, respectively. Realized losses include an allowance for expected credit losses on available for sale securities of $0.4 million for the nine months ended September 30, 2020.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains, unrealized losses and realized gains and realized losses for total return swaps.

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
At September 30, 2020 and December 31, 2019, the Company held $2.2 billion and $2.1 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize the Company’s secured credit facilities and investment derivatives. Included within total pledged assets, the Company held $7.8 million and $6.4 million, respectively, in deposits with U.S. regulatory authorities.
Non-cash investing activities
During the nine months ended September 30, 2020, $75.0 million of investments converted or exchanged in non-cash transactions from fixed maturities or preferred equity positions to short term investments, fixed maturities or common stock equity positions, as presented on the consolidated statement of cash flows.
During 2019, the Company exchanged a preference share position of $28.7 million, which was held within “equity securities, fair value through net income,” for a limited partnership interest of $28.7 million, held under “other investments, fair value option.” HPS acts as the general partner and manager of the limited partnership. The fund fully redeemed during the three months ended September 30, 2020.
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
The levels in the hierarchy are defined as follows:
•Level 1: Inputs to the valuation methodology are observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
•Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

•Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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
Of the $2.6 billion of net financial assets and liabilities measured at fair value at September 30, 2020, approximately $120.0 million, or 4.6%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $2.6 billion of net financial assets and liabilities measured at fair value at December 31, 2019, approximately $131.8 million, or 5.0%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents the Company’s financial assets and liabilities measured at fair value by level as of September 30, 2020 and December 31, 2019:

		Fair Value Measurement Using:
September 30, 2020	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets measured at fair value:
Term loans	$893,030	$—	$842,389	$50,641
Fixed maturities:
Corporate bonds	650,012	—	649,048	964
U.S. government and government agency bonds	203,452	203,341	111	—
Asset-backed securities	249,691	—	249,691	—
Mortgage-backed securities	26,715	—	26,715	—
Non-U.S. government and government agency bonds	150,782	—	150,782	—
Municipal government and government agency bonds	1,793	—	1,793	—
Short-term investments	350,391	350,391	—	—
Equities	113,780	7,323	5,842	100,615
Other underwriting derivative assets	20	—	20	—
Investment derivative assets (1)	34	—	34	—
Total assets measured at fair value	$2,639,700	$561,055	$1,926,425	$152,220

Liabilities measured at fair value:
Investment derivative liabilities (2)	$3,804	$—	$3,804	$—
Payable for securities sold short:
Corporate bonds	21,211	—	21,211	—
U.S. government and government agency bonds	3,698	3,698	—	—
Total liabilities measured at fair value	$28,713	$3,698	$25,015	$—
(1) In accordance with applicable accounting guidance, other investments that are measured at fair value using the net asset value practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(2) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets as of September 30, 2020.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

		Fair Value Measurement Using:
December 31, 2019	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets measured at fair value:
Term loans	$1,061,934	$—	$1,025,886	$36,048
Fixed maturities:
Corporate bonds	372,473	—	371,540	933
U.S. government and government agency bonds	285,609	285,500	109	—
Asset-backed securities	336,171	—	336,171	—
Mortgage-backed securities	32,456	—	32,456	—
Non-U.S. government and government agency bonds	133,409	—	133,409	—
Municipal government and government agency bonds	2,184	—	2,184	—
Short-term investments	329,303	318,012	11,291	—
Equities	125,137	13,548	2,998	108,591
Other underwriting derivative assets	148	—	148	—
Investment derivative assets (1)	1,667	—	1,667	—
Other investments measured at net asset value (2)	30,461	—	—	—
Total assets measured at fair value	$2,710,952	$617,060	$1,917,859	$145,572

Liabilities measured at fair value:
Investment derivative liabilities (1)	$257	$—	$257	$—
Payable for securities sold short:
Corporate bonds	66,257	—	66,257	—
Total liabilities measured at fair value	$66,514	$—	$66,514	$—
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents a reconciliation of the beginning and ending balances for all the financial assets measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
	($ in thousands)
Term loans	$28,653	$21,572	$416	$—	$50,641
Corporate bonds	998	—	(34)	—	964
Equities	107,844	(8,349)	1,120	—	100,615
Total	$137,495	$13,223	$1,502	$—	$152,220

Three Months Ended September 30, 2019	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
	($ in thousands)
Term loans	$48,585	$94	$(410)	$—	$48,269
Corporate bonds	23,920	—	(185)	(956)	22,779
Equities	102,206	(16,050)	172	—	86,328
Total	$174,711	$(15,956)	$(423)	$(956)	$157,376
(1) For the three months ended September 30, 2020, the net purchases (sales) consisted of sales, calls and redemptions of equities of $8.3 million and term loans of $0.1 million, offset by purchases of $21.7 million of term loans. For the three months ended September 30, 2019, the net purchases (sales) consisted of sales of equities of $28.0 million and calls and redemptions of $0.1 million of term loans, offset by purchases of $11.9 million of equities and $0.2 million of term loans.
(2) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).

Nine Months Ended September 30, 2020	Beginning Balance	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
	($ in thousands)
Term loans	$36,048	$14,314	$279	$—	$50,641
Corporate bonds	933	65	(34)	—	964
Equities	108,591	(20,520)	12,544	—	100,615
Total	$145,572	$(6,141)	$12,789	$—	$152,220

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Nine Months Ended September 30, 2019	Beginning Balance	Transfers in (out) of Level 3 (1)	Net Purchases (Sales)(2)	Net Unrealized Gains (Losses)(3)	Net Unrealized Foreign Exchange Gains (Losses)	Ending Balance
	($ in thousands)
Term loans	$47,479	$—	$427	$363	$—	$48,269
Corporate bonds	24,277	—	(90)	(364)	(1,044)	22,779
Asset-backed securities	22,560	(22,560)	—	—	—	—
Equities	70,451	—	14,484	1,393	—	86,328
Total	$164,767	$(22,560)	$14,821	$1,392	$(1,044)	$157,376
(1) During the nine months ended September 30, 2019, the Company obtained pricing for an asset-backed security, for which pricing was not available as of December 31, 2018. As such, the security was transferred from Level 3 to Level 2 at its fair value as of December 31, 2018.
(2) For the nine months ended September 30, 2020, the net purchases (sales) consisted of sales, calls and redemptions of $33.4 million of equities and $7.4 million of term loans, offset by purchases of $21.7 million of term loans, $12.9 million of equities and $65.0 thousand of corporate bonds. For the nine months ended September 30, 2019, the net purchases (sales) consisted of purchases of $48.3 million of equities and $0.6 million of term loans, offset in part by the sale of $33.8 million of equities, $0.2 million of redemptions of term loans and $0.1 million of calls and redemptions of corporate bonds.
(3) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).
Financial instruments disclosed, but not carried, at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at September 30, 2020 and December 31, 2019 due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
On July 2, 2019, the Company completed a private offering of $175.0 million in aggregate principal amount of its 6.5% senior notes due July 2, 2029 (the “senior notes”). At September 30, 2020, the Company’s senior notes were carried at cost, net of debt issuance costs, of $172.6 million and had a fair value of $183.8 million. The fair value of the senior notes was obtained from a third party pricing service and was based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
Fair value measurements on a non-recurring basis
The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company uses a variety of techniques to determine the fair value of these assets when appropriate, as described below. There were no such triggering events or changes in circumstances as of September 30, 2020. There were no additional assets measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.
Intangible Assets
The Company tests intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. When the Company determines intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value. There were no such triggering events or changes in circumstances as of September 30, 2020. There were no additional assets measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.

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
As of September 30, 2020 and December 31, 2019, the Company posted $10.5 million and $13.1 million, respectively, in assets as collateral. These assets are included in “fixed maturities,” which are recorded at fair value in the Company’s consolidated balance sheets.
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
The Company began investing in total return swaps (“swaps”) during 2018, through a Master Confirmation of Total Return Swap Transactions agreement, and recognizes the swap derivatives at fair value. The derivative assets and derivative liabilities relating to these transactions are included in “other assets” and “other liabilities,” respectively, in the Company’s consolidated balance sheets. At September 30, 2020 and December 31, 2019, the Company had collateral funds held by the counterparty of $63.5 million and $64.1 million, respectively, included in “short-term investments” in the Company’s consolidated balance sheets.
The fair value of such swaps are based on observable inputs and classified in Level 2 of the valuation hierarchy. Realized and unrealized gains and losses from investment derivatives are included in “realized and unrealized gains (losses)” on investments in the Company’s consolidated statements of income (loss).
The Company did not hold any derivatives designated as hedging instruments at September 30, 2020 and December 31, 2019.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table summarizes information on the fair values and notional amount of the Company’s derivative instruments at September 30, 2020 and December 31, 2019:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Net Derivatives	Notional Amount (1)
	($ in thousands)
September 30, 2020
Other underwriting derivatives	$20	$—	$20	$46,040
Total return swaps	34	3,804	(3,770)	116,623
Total	$54	$3,804	$(3,750)	$162,663

December 31, 2019
Other underwriting derivatives	$148	$—	$148	$59,879
Total return swaps	1,667	257	1,410	162,678
Total	$1,815	$257	$1,558	$222,557
(1) The notional amount represents the absolute value of all outstanding contracts.
The realized and unrealized gains and losses on the Company’s derivative instruments are reflected in the consolidated statements of income (loss), as summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Underwriting derivatives:
Other underwriting income (loss)	$546	$579	$1,547	$1,844
Investment derivatives:
Net realized and unrealized gains (losses):
Options	(90)	—	991	799
Total return swaps	1,814	980	(5,082)	3,895

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

10. Earnings per common share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands except share and per share data)
Numerator:
Net income (loss) before preference dividends and redemption costs	$79,154	$6,924	$2,483	$78,196
Preference dividends	(1,061)	(2,608)	(3,341)	(12,423)
Accelerated amortization of costs related to the redemption of preference shares	—	(4,164)	—	(4,164)
Net income (loss) available to common shareholders	$78,093	$152	$(858)	$61,609

Denominator:
Weighted average common shares outstanding - basic	19,890,784	22,765,802	19,901,921	22,729,848
Effect of dilutive common share equivalents:
Weighted average non-vested restricted share units (1)(2)	13,267	10,402	—	4,616
Weighted average common shares outstanding - diluted (3)	19,904,051	22,776,204	19,901,921	22,734,464
Earnings (loss) per common share:
Basic	$3.93	$0.01	$(0.04)	$2.71
Diluted	$3.92	$0.01	$(0.04)	$2.71
(1) During the three months ended June 30, 2020, the Company issued 100,958 common shares, relating to restricted share units granted in the second quarter of 2019. Of these shares, 27,456 common shares vested during the three months ended June 30, 2020. During the three months ended September 30, 2020, the Company did not issue any common shares.
(2) During the three months ended September 30, 2020, the Company did not grant any restricted share units or common shares. During the nine months ended September 30, 2020 and September 30, 2019, the Company granted an aggregate of 63,591 and 165,287, respectively, of restricted share units and common shares to certain employees and directors. Of the total restricted share units and common shares granted, 103,820 are non-vested as of September 30, 2020. The weighted average non-vested restricted share units of 8,998 are excluded from the calculation of diluted weighted average common shares outstanding for the nine months ended September 30, 2020, due to a net loss reported. Refer to Note 17, “Share transactions” for further details.
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
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of September 30, 2020 and December 31, 2019, the Company’s valuation allowance was $1.6 million and $1.3 million, respectively. The valuation allowance includes U.S. operating loss carry-forwards that begin to expire in 2037. After consideration of the valuation allowance, the Company had net deferred tax assets of $0.4 million and $Nil as of September 30, 2020 and December 31, 2019, respectively.
After taking into account the impact of the change in the valuation allowance, the Company recognized income tax expense (benefit) of $0.1 million and $Nil in the consolidated statements of income (loss) during the three months ended September 30, 2020 and 2019, respectively. The Company recognized income tax expense (benefit) of $(0.3) million and $0.02 million in the consolidated statements of income (loss) during the nine months ended September 30, 2020 and 2019, respectively.
The Company recognized income tax expense (benefit) of $(0.1) million and $Nil in the consolidated statements of comprehensive income (loss) during the three months ended September 30, 2020 and 2019. The Company recognized income tax expense (benefit) of $0.4 million and $Nil in the consolidated statements of comprehensive income (loss) during the nine months ended September 30, 2020 and 2019.
The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of both September 30, 2020 and December 31, 2019, the Company’s total unrecognized tax benefits, including interest and penalties, were $Nil.
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
ACGL and affiliates
At September 30, 2020, ARL held approximately 12.6% of the Company’s common equity. Affiliates of ACGL held approximately 6.6% of the Company’s preference shares.

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
The related balances presented in the consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Consolidated statements of income (loss) items:
Interest expense	$582	$562	$1,747	$562
Preference dividends	70	173	221	822
Accelerated amortization of costs related to the redemption of preference shares	—	276	—	276
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
The related AUL and AUI fees and reimbursements incurred in the consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Consolidated statements of income (loss) items:
Acquisition expenses	$6,692	$4,540	$20,197	$15,349
General and administrative expenses	1,347	1,528	3,483	5,547
Total	$8,039	$6,068	$23,680	$20,896

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
The related consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Consolidated statements of income (loss) items:
Gross premiums written	$58,449	$49,977	$170,168	$160,872
Net premiums earned	64,559	51,363	174,441	180,114
Losses and loss adjustment expenses	46,064	37,291	133,364	137,554
Acquisition expenses (1)	15,876	14,384	42,882	55,189
(1) Acquisition expenses relating to the ACGL inward quota share agreements referred to above. For the three months ended September 30, 2020 and 2019, the Company incurred ceding fees to Arch, in aggregate, of $4.8 million and $3.7 million, respectively, under these inward retrocession agreements. For the nine months ended September 30, 2020 and 2019, the Company incurred ceding fees to Arch, in aggregate, of $12.6 million and $12.7 million, respectively, under these inward retrocession agreements.
Separately, the Company’s operating subsidiaries have entered into outward quota share retrocession or reinsurance agreements with ACGL subsidiaries. Specifically, each of Watford Re and WICE has entered into a separate outward quota share retrocession or reinsurance agreement with ARL, and each of WSIC and WIC has entered into a separate outward quota share reinsurance agreement with ARC.
The related consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and 2019 for the outward retrocession transactions were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Consolidated statements of income (loss) items:
Gross premiums ceded	$(15,664)	$(63,025)	$(52,666)	$(95,859)
Net premiums earned	(21,747)	(18,629)	(61,797)	(45,980)
Losses and loss adjustment expenses	(16,937)	(15,057)	(50,309)	(39,978)
Acquisition expenses (1)	(4,050)	(3,422)	(11,906)	(10,110)
(1) Acquisition expenses relating to the ACGL outward quota share agreements referred to above.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The related consolidated balance sheet account balances as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
	($ in thousands)
Consolidated balance sheet items:
Total investments	$746,848	$815,528
Premiums receivable	108,826	106,462
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	113,425	79,597
Prepaid reinsurance premiums	65,893	75,249
Deferred acquisition costs, net	26,676	31,609
Funds held by reinsurers	30,051	29,867
Reserve for losses and loss adjustment expenses	693,701	693,861
Unearned premiums	139,609	143,852
Losses payable	65,551	39,619
Reinsurance balances payable	47,599	62,301
Senior notes	34,524	34,484
Amounts due to affiliates	5,060	4,467
Other liabilities - contingent commissions	4,222	5,516
Contingently redeemable preference shares	3,467	3,462
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
The related consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Consolidated statements of income (loss) items:
Investment management fees - related parties	$233	$279	$709	$814

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
During 2019, the Company invested $28.7 million in a limited partnership as part of HPS’s investment strategy. HPS acts as the general partner and manager of the limited partnership. During the 2020 third quarter, the Company fully redeemed its investment in the limited partnership. The management fees and performance fees on the limited partnership will be subject to the existing fee structure of the existing investment management agreement between the Company and HPS, as discussed above.
The related consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and 2019, and consolidated balance sheet account balances for HPS management fees and performance fees as of September 30, 2020 and December 31, 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Consolidated statements of income (loss) items:
Investment management fees - related parties	$4,147	$4,327	$12,285	$12,771
Investment performance fees - related parties	1,758	850	1,758	8,342
	$5,905	$5,177	$14,043	$21,113

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	September 30,	December 31,
	2020	2019
	($ in thousands)
Consolidated balance sheet items:
Other investments, at fair value	$—	$30,461
Investment management and performance fees payable	7,539	17,762
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
The table below provides the aggregate fees the Company paid to Artex under the insurance management services agreement for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Fees paid to Artex under insurance management services agreement	$130	$83	$382	$259
For the three and nine months ended September 30, 2020 and 2019, the Company paid no fees to Arch under this insurance management services agreement.
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
The Company’s reinsurance recoverables, and prepaid reinsurance premiums, net of reinsurance balances payable, resulting from reinsurance agreements entered into with ARL and ARC as of September 30, 2020 and December 31, 2019 amounted to $131.7 million and $92.5 million, respectively. ARL and ARC have “A+” credit ratings from A.M. Best.
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
The Company’s investment portfolios are managed in accordance with investment guidelines that include standards of diversification, which limit the allowable holdings of any single issuer. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at September 30, 2020 and December 31, 2019, other than cash and cash equivalents held in operating and investment accounts with financial institutions with credit ratings between “A” and “AA-.”
Lloyds letter of credit facility
On May 15, 2020, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2021. Under the renewed Lloyds Facility, the Company may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which the Company was in compliance at September 30, 2020 and December 31, 2019. At such dates, the Company had $48.5 million and $51.0 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in the Company’s consolidated balance sheets.
Unsecured letter of credit facility
On September 17, 2020, Watford Re renewed and amended its 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount was reduced from $100.0 million to $50.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. The Unsecured Facility requires the maintenance of certain covenants, as well as certain representations and warranties that are customary for facilities of this type. At September 30, 2020 and December 31, 2019, the Company had $26.1 million and $19.3 million, respectively, in outstanding letters of credit issued from the Unsecured Facility, and was in compliance with the Unsecured Facility requirements.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility (the “Secured Facility”) with Bank of America, N.A., which expires on November 30, 2021. On August 27, 2020, Watford Re elected to reduce the borrowing capacity from $800.0 million to $640.0 million, under the terms of the amended and restated agreement. The purpose of the Secured Facility is to provide borrowings, backed by Watford Re’s investment portfolios. In addition, the Secured Facility allows for Watford Re to issue up to $320.0 million, reduced from $400.0 million as of August 27, 2020, in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements. At September 30, 2020, Watford Re had $210.7 million and $52.1 million in borrowings and outstanding letters of credit, respectively. At December 31, 2019, Watford Re had $484.3 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At September 30, 2020 and December 31, 2019, Watford Re was in compliance with all covenants contained in the Secured Facility. On November 9, 2020, Watford Re elected to further reduce the borrowing capacity under the Secured Facility. For additional details, see Note 19, “Subsequent events”.
Custodian bank facilities
As of September 30, 2020 and December 31, 2019, Watford Re had $179.5 million and $Nil, respectively, in borrowings from our custodian banks to purchase U.S. dollar denominated securities.
The custodian banks require the Company to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At September 30, 2020 and December 31, 2019, the Company was required to hold $302.5 million and $Nil, respectively, in such deposits and investment accounts.
Employment and other arrangements
The Company has employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, participation in the Company’s employee benefit programs, the Company’s share-based compensation plans and the reimbursements of expenses.
Investment commitments
As of September 30, 2020, the Company had unfunded commitments of $2.2 million relating to term loans and $23.1 million relating to equities within its investment portfolios. As of December 31, 2019, the Company had unfunded commitments of $8.4 million relating to term loans and $26.4 million relating to equities within its investment portfolios.
Acquisition commitments
The Company has entered into an agreement to acquire Axeria IARD, a property and casualty insurance company based in France. The Company has committed to acquiring 100% of the capital stock of Axeria IARD from the APRIL group. The completion of this transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the first quarter of 2021.
Proposed merger
On November 2, 2020, the Company entered into an Agreement and Plan of Merger. For additional details, see Note 19, “Subsequent events”.

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

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	($ in thousands)
Lease cost:
Operating lease	$63	$187
Other information on operating lease:
Cash payments included in the measurement of lease liability reported in operating cash flows	71	212
Right-of-use assets (1)	782	782
Operating lease liability (2)	782	782
Weighted average discount rate	3.9%	3.9%
Weighted average remaining lease term in years	3 years	3 years
(1) Included in “other assets” on the Company’s consolidated balance sheet.
(2) Included in “other liabilities” on the Company’s consolidated balance sheet.
The following tables present the contractual maturity of the Company’s lease liability:

September 30, 2020
($ in thousands)
Remainder of 2020	$71
2021	283
2022	283
2023	189
Total undiscounted lease payments	826
Less: present value adjustment	(44)
Operating lease liability	$782
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
The senior notes are the Parent’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of the Parent that are unsecured and unsubordinated. The Company may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. After July 2, 2024, the senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements. The indenture governing the senior notes contains certain customary covenants, including those related to the punctual payment of interest and principal amounts due. The Company was in compliance with such covenants at September 30, 2020.
As of September 30, 2020, the carrying amount of the senior notes was $172.6 million, presented net of unamortized debt issuance costs of $2.4 million. As of December 31, 2019, the carrying amount of the senior notes was $172.4 million, presented net of unamortized debt issuance costs of $2.6 million.
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
For the three months ended September 30, 2020 and 2019, dividends paid on the preference shares totaled $1.0 million and $2.6 million, respectively. For the nine months ended September 30, 2020 and 2019, dividends paid on the preference shares totaled $3.3 million and $12.2 million, respectively.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table presents a reconciliation of the preference shares for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	($ in thousands)
Preference shares:
Balance at the beginning of the period	$52,305	$220,992
Preference shares repurchased during the period	—	(173,000)
Accelerated amortization of costs related to the redemption of preference shares	—	4,164
Accretion discount and issuance costs on remaining preference shares	70	125
Balance at the end of the period	$52,375	$52,281
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
The 2018 Stock Incentive Plan (the “2018 Plan”) became effective as of March 28, 2019 following approval by the Board of Directors of the Company and the listing of the Company’s common shares on the Nasdaq Global Select Market. The 2018 Plan provides for the issuance of restricted share units, performance units, restricted shares, performance shares, share options and share appreciation rights and other equity-based awards to the Company’s employees and directors. The 2018 Plan authorizes the issuance of 907,315 common shares and will terminate on March 28, 2029. As of September 30, 2020, 678,437 shares were available for future issuance.
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
During the second quarter of 2020, the Company issued 100,958 common shares, of which 27,456 were vested and fully expensed, relating to restricted share units granted on April 26, 2019. The Company did not issue any common shares during the third quarter of 2020.
The effect of compensation cost arising from share-based payment awards on the Company’s consolidated statements of income (loss), within “general and administrative expenses,” for the three months ended September 30, 2020 and 2019, was $0.3 million and $0.2 million, respectively. The effect of compensation cost arising from such share-based payment awards for the nine months ended September 30, 2020 and 2019 was $1.1 million and $2.5 million, respectively. The compensation cost for the nine months ended September 30, 2019 included a one-time accelerated long-term incentive expense recognition for retirement eligible employees.

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
During the first quarter of 2020, the Company purchased 127,744 shares at an average price per share of $22.42 under the current share repurchase program. As of September 30, 2020, approximately $47.1 million of unused share repurchase capacity remained available under the current share repurchase program. Since the inception of the share repurchase programs in 2019, the Company has repurchased a total of 2.9 million shares. At September 30, 2020, the shares are held in treasury, at an aggregate cost of $77.9 million (excluding transaction costs).
Repurchases of the Company’s common shares and other share-based transactions are recorded at cost and result in a reduction of the Company’s shareholders’ equity in its consolidated balance sheets. The Company does not anticipate making any further repurchases under its current share repurchase program as a result of its pending acquisition by Arch and its affiliates. For additional details regarding the acquisition, see Note 19, “Subsequent events”.
18. Legal proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of September 30, 2020, the Company was not a party to any litigation or arbitration, which is expected by management to have a material adverse effect on the Company’s results of operations or financial condition and liquidity.
19. Subsequent events
Proposed merger
On October 9, 2020, the Company announced that it had entered into an Agreement and Plan of Merger with ACGL and Greysbridge Ltd. (“Merger Sub”), which provides for the Company to be acquired by ACGL. Further, on November 2, 2020, the Company entered into Amendment No. 1 to the Agreement and Plan of Merger with ACGL and Merger Sub, and ACGL assigned its interests and obligations under the Merger Agreement to Greysbridge Holdings Ltd. (“HoldCo”), a newly formed entity of which ACGL will own approximately 40%, and funds managed by Warburg Pincus LLC and Kelso & Company will each own approximately 30%. ACGL remains contractually responsible for the performance of its obligations under the Merger Agreement.
Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of HoldCo (the “Merger”). At the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $35.00 in cash for each common share they own. The Company's preference shares will remain outstanding and will be entitled to the same dividend and other rights and preferences as are now provided to the preference shares. The Merger is expected to close in the first quarter of 2021, subject to customary closing conditions, including regulatory and shareholder approval.
Bank of America secured credit facility
On November 9, 2020, Watford Re elected to reduce the borrowing capacity under the Secured Facility with Bank of America, N.A., which expires on November 30, 2021. The Secured Facility amount was reduced from $640.0 million to $440.0 million, under the terms of the amended and restated agreement. In addition, the Secured Facility allows for Watford Re to issue up to $220.0 million, reduced from $320.0 million, in evergreen standby letters of credit.

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
Overview
We are a global property and casualty, or P&C, insurance and reinsurance company with approximately $1.1 billion in capital as of September 30, 2020, comprised of $172.6 million of senior notes, $52.4 million of contingently redeemable preference shares and $866.9 million of common shareholders’ equity. Through operations in Bermuda, the United States and Europe, we write insurance and reinsurance on a worldwide basis. Our objective is to deliver attractive returns to shareholders by combining disciplined underwriting with superior investment management. Our strategy combines a diversified, casualty-focused underwriting portfolio, accessed through our multi-year, renewable strategic underwriting management relationship with Arch, with a disciplined investment strategy comprised primarily of non-investment grade corporate credit assets, managed by HPS. In addition, we have a services arrangement with AIM and other Investment Managers to manage our investment grade portfolio.
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
Proposed merger
On October 9, 2020, we entered into an Agreement and Plan of Merger with Arch and Greysbridge Ltd., or Merger Sub, pursuant to which, among other things, Merger Sub will merge with and into our company. Further, on November 2, 2020, we entered into Amendment No. 1 to the Agreement and Plan of Merger with Arch and Merger Sub, and Arch assigned its interests and obligations under the Merger Agreement to Greysbridge Holdings Ltd., a newly formed entity, or HoldCo, of which Arch will own approximately 40%, and funds managed by Warburg Pincus LLC and Kelso & Company will each own approximately 30%. Arch remains contractually responsible for the performance of its obligations under the Merger Agreement.
In this report, we refer to the Agreement and Plan of Merger, as amended, as the “Merger Agreement,” and we refer to the merger of Merger Sub with and into Watford pursuant to the

Merger Agreement, with Watford surviving as a wholly-owned subsidiary of HoldCo, as the “Merger.”
Pursuant to the Merger Agreement, subject to certain conditions set forth therein, at the effective time of the Merger, each issued and outstanding common share of Watford (other than shares to be canceled pursuant to the Merger Agreement and restricted share units to be canceled and exchanged pursuant to the Merger Agreement), will be converted into the right to receive $35.00 in cash, without interest, and each issued and outstanding 8½% cumulative redeemable preference share of Watford will remain outstanding as a preference share of the surviving company and will be entitled to the same dividend and other relative rights, preferences, limitations and restrictions as are now provided to the preference shares.
The consummation of the Merger is subject to the satisfaction of certain customary closing conditions, including, without limitation, (i) approval of the Merger Agreement and the transactions contemplated thereby by the affirmative votes of not less than 50% of the holders of our outstanding common shares and preference shares voting as a single class at a meeting of our shareholders; (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other non-U.S. regulatory approvals without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (iii) the absence of any law, judgment or other legal restraint that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (iv) the accuracy of each party’s representations and warranties (subject to certain qualifications); (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (vi) the absence of a material adverse effect on our company since the date of the Merger Agreement. In addition, HoldCo’s and Arch’s obligation to consummate the Merger is conditioned on our non-investment grade portfolio not suffering a loss of more than $208 million from September 30, 2020, through the date that is two business days prior to the closing of the Merger.
The Merger Agreement includes customary representations, warranties and covenants of Watford, HoldCo, Arch and Merger Sub. Among other things, we have agreed to customary covenants regarding the operation of our business prior to the closing. We are permitted to pay regular quarterly dividends on our preference shares pursuant to the Merger Agreement. We currently anticipate that the Merger will close in the first quarter of 2021, subject to the satisfaction of the closing conditions provided for in the Merger Agreement.
Current outlook
The outbreak of COVID-19 began significantly impacting the U.S. and global markets during the 2020 first quarter. Following the 2020 first quarter, the COVID-19 global pandemic has continued to cause unprecedented economic volatility and disruption globally. We remain committed to the safety of our employees, including restricting travel and instituting a work from home policy. These actions have helped prevent a major disruption to our operations or our ability to service our clients.
The impact of the COVID-19 global pandemic on the worldwide economy has changed some aspects of our outlook. There could be elevated claims activity in certain lines of business and growth in written premium may be harder to achieve in a recessionary economy. At this time, there continue to be significant uncertainty surrounding the ultimate number of insurance claims and scope of damage resulting from this pandemic. Our estimates across our insurance and reinsurance lines of business are based on currently available information derived from modeling techniques, preliminary claims information obtained from our clients and brokers, a review of relevant in-force contracts with potential exposure to the pandemic and estimates of reinsurance recoverables. These estimates include losses related only to claims incurred as of September 30, 2020. Actual losses from these events may vary materially from the estimates due to several factors, including the inherent uncertainties in making such determinations and the evolving nature of this pandemic. In spite of these challenges, we will continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and will continue to focus on writing medium to long tail business. The severity, duration and long-term impacts of the COVID-19 global pandemic are difficult to predict, but we remain committed to our clients and the markets we serve.
We believe that we are relatively less exposed to COVID-19 global pandemic-related underwriting losses than many industry peers. For example, we have either no, or de minimis, premium writings in life, accident and health, event cancellation, trade credit, travel or pandemic-specific coverages which are likely to respond directly to COVID-19 global pandemic-related losses. With regard to the potential exposure to business interruption losses, we write a limited amount of commercial property exposure, mainly emanating from our property catastrophe line of business, which is consistent with our strategy to target longer duration lines of business. We incurred a loss of $5.2 million in the first half of 2020 for business interruption losses in our property catastrophe lines of business.
We believe that mortgage insurance may potentially be affected. We write U.S. mortgage risk through a government sponsored enterprise (or “GSE”) credit risk transfer program and have some international mortgage exposure. Most of our exposure is for mortgages that were originated prior to 2018. Based upon an internal actuarial review, we have increased our loss provision in the first nine months of 2020 to account for a potential increase in defaults in our mortgage insurance portfolio.
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
We believe the casualty lines most likely to be adversely affected by the COVID-19 global pandemic are professional, medical malpractice and workers’ compensation liability. Other than the nominal casualty provision recognized in the first half of 2020, we have not added IBNR above our loss reserves for COVID-19 global pandemic-related losses occurring prior to September 30, 2020.
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

The table below shows the key performance indicators for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands, except percentages and per share data)
Key underwriting metrics:
Underwriting income (loss)	$(8,238)	$(5,021)	$(24,959)	$(16,257)
Combined ratio	105.6%	104.0%	106.0%	103.8%
Adjusted underwriting income (loss)	$(5,100)	$(2,270)	$(14,381)	$(5,483)
Adjusted combined ratio	103.5%	101.8%	103.4%	101.3%
Key investment return metrics:
Net interest income	$26,516	$29,536	$81,747	$86,385
Net interest income yield on average net assets (1)	1.2%	1.4%	4.0%	4.1%
Non-investment grade portfolio (1)	1.7%	1.7%	5.2%	5.2%
Investment grade portfolio (1)	0.3%	0.6%	1.3%	1.8%
Net investment income (loss)	$92,753	$14,040	$29,545	$96,181
Net investment income return on average net assets (1)	4.3%	0.6%	1.4%	4.5%
Non-investment grade portfolio (1)	6.3%	0.6%	0.9%	5.1%
Investment grade portfolio (1)	0.2%	0.8%	2.6%	2.9%
Net investment income return on average total investments (excluding accrued investment income) (2)	3.5%	0.5%	1.1%	3.5%
Non-investment grade portfolio (2)	4.9%	0.5%	0.8%	4.3%
Investment grade portfolio (2)	0.2%	0.8%	2.6%	2.9%
Key shareholders’ value creation metrics:
Book value per diluted common share (3)	$43.36	$42.05	$43.36	$42.05
Growth in book value per diluted share (3)	11.7%	—%	(0.3)%	7.2%
Annualized return on average equity (4)	N.M.	0.1%	(0.2)%	8.7%
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
(4) Annualized return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. Annualized return on average equity for the three and nine months ended September 30, 2020 and 2019 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three and nine month periods, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period. Due to the net realized and unrealized gains on investments, the annualized return on average equity calculation is not meaningful for the three months ended September 30, 2020. For the three months ended September 30, 2020 and 2019, the return on average equity was 9.5% and (0.1)%, respectively.

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
•premiums from our insurance and reinsurance lines of business; and
•income from investments.
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
Expenses
Our expenses consist primarily of the following:
•loss and loss adjustment expenses;
•acquisition expenses;
•general and administrative expenses;
•investment related expenses; and
•interest expense.
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
Other recent developments
In December 2019, we entered into an agreement to acquire Axeria IARD, a P&C insurance company based in France. The completion of this acquisition is subject to regulatory approval (which, as of the date of this report, had not been received) and other customary closing conditions, and is expected to close in the first quarter of 2021. If this pending acquisition is consummated, consistent with our business model, our strategy will be to work closely with Arch to enable Axeria IARD to grow its existing business in France, as well as to develop new insurance opportunities throughout the European Union.
John Rathgeber retired as Chief Executive Officer on March 31, 2020, remaining as a director of the Company. Mr. Rathgeber served as a senior advisor to the Company from April 1, 2020 to June 30, 2020, and subsequently resigned as a member of Watford’s board of directors on October 28, 2020. Jonathan D. Levy succeeded Mr. Rathgeber as our Chief Executive Officer on April 1, 2020 and was also appointed as a member of Watford’s board of directors on May 22, 2020.

Consolidated results - for the three and nine months ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
	($ in thousands)
Gross premiums written	$197,480	(21.0)%	$249,960	$590,309	(1.4)%	$598,627
Gross premiums ceded	(50,164)		(94,208)	(150,437)		(178,118)
Net premiums written	147,316	(5.4)%	155,752	439,872	4.6%	420,509
Net premiums earned	146,031	16.1%	125,832	417,605	(1.3)%	423,244
Loss and loss adjustment expenses	(115,813)		(96,214)	(331,275)		(318,480)
Acquisition expenses	(31,110)		(27,612)	(88,963)		(97,003)
General and administrative expenses (1)	(7,346)		(7,027)	(22,326)		(24,018)
Underwriting income (loss) (2)	(8,238)	64.1%	(5,021)	(24,959)	53.5%	(16,257)
Other underwriting income (loss)	546		579	1,547		1,844
Interest income	34,553		41,376	108,830		123,113
Investment management fees - related parties	(4,380)		(4,606)	(12,994)		(13,585)
Borrowing and miscellaneous other investment expenses	(3,657)		(7,234)	(14,089)		(23,143)
Net interest income	26,516		29,536	81,747		86,385
Realized and unrealized gain (loss) on investments	67,995		(14,646)	(50,444)		18,138
Investment performance fees - related parties	(1,758)		(850)	(1,758)		(8,342)
Net investment income (loss)	92,753	N.M.	14,040	29,545	(69.3)%	96,181
Interest expense	(2,912)		(2,841)	(8,735)		(2,841)
Net foreign exchange gains (losses)	(2,926)		167	4,752		(711)
Income tax (expense) benefit	(69)		—	333		(20)
Net income (loss) before preference dividends	79,154		6,924	2,483		78,196
Preference dividends	(1,061)		(2,608)	(3,341)		(12,423)
Accelerated amortization of costs related to the redemption of preference shares	—		(4,164)	—		(4,164)
Net income (loss) available to common shareholders	$78,093	N.M.	$152	$(858)	(101.4)%	$61,609
N.M. - Percentage change is not meaningful.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Change	2019	2020	Change	2019
	($ in thousands)
Loss ratio	79.3%	2.8%	76.5%	79.3%	4.1%	75.2%
Acquisition expense ratio	21.3%	(0.6)%	21.9%	21.3%	(1.6)%	22.9%
General & administrative expense ratio	5.0%	(0.6)%	5.6%	5.4%	(0.3)%	5.7%
Combined ratio	105.6%	1.6%	104.0%	106.0%	2.2%	103.8%

Adjusted underwriting income (loss)(2)	$(5,100)		$(2,270)	$(14,381)		$(5,483)
Adjusted combined ratio (2)	103.5%	1.7%	101.8%	103.4%	2.1%	101.3%
Annualized return on average equity (3)	N.M.		0.1%	(0.2)%		8.7%
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
(3) Annualized return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. Annualized return on average equity for the three and nine months ended September 30, 2020 and 2019 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three and nine month periods, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period. Due to the net realized and unrealized gains on investments, the annualized return on average equity calculation is not meaningful for the three months ended September 30, 2020. For the three months ended September 30, 2020 and 2019, the return on average equity was 9.5% and (0.1)%, respectively.
Results for the three months ended September 30, 2020 versus 2019:
Net income attributable to common shareholders was $78.1 million for the three months ended September 30, 2020, compared to net income of $0.2 million for the three months ended September 30, 2019. The 2020 third quarter net income increase was primarily driven by an increase in net investment income and there were no comparable expenses to those related to the 2019 third quarter redemption of 76.34% of our then outstanding preference shares. This was offset in part by increased underwriting and foreign exchange losses compared to the 2019 third quarter.
During the 2020 third quarter, net investment income increased by $78.7 million versus the prior year quarter, to $92.8 million. The increase in net investment income was primarily due to net realized and unrealized gains increasing by $82.6 million, compared to the 2019 third quarter. The 2020 third quarter net investment income reflected a continued recovery in the credit markets during the quarter, following the initial adverse impact of the COVID-19 global pandemic during the 2020 first quarter.
The 2020 third quarter underwriting loss increased $3.2 million primarily due to an increase in the loss ratio offset in part by reductions in the acquisition and general and administrative expense ratios, compared to the 2019 third quarter.
The 2020 third quarter loss ratio was 79.3%, 2.8 points higher than the 2019 third quarter. In the 2020 third quarter, the increase in loss ratio was driven by current year natural catastrophes of $6.4 million, or 4.4 points, compared to $2.4 million, or 1.9 points in the 2019 third quarter. These losses were primarily attributable to the California wildfires, the MidWest derecho and the Atlantic hurricane season events, arising in the property catastrophe reinsurance business. Other movements in the loss and acquisition expense ratios reflected changes in the mix and type of business. The prior year loss reserve development for both the 2020 and 2019 third quarters was essentially flat.

The 2020 third quarter general and administrative expense ratio was 5.0%, 0.6 points lower than the 2019 third quarter. While the ratio decreased slightly, the general and administrative expenses increased by $0.3 million in the 2020 third quarter, driven by higher corporate expenses, compared to the 2019 third quarter.
Results for the nine months ended September 30, 2020 versus 2019:
Net loss attributable to common shareholders was $0.9 million for the nine months ended September 30, 2020, compared to net income of $61.6 million for the nine months ended September 30, 2019. The nine months ended September 30, 2020 net loss was driven by a decrease in net investment income and an increase in underwriting loss, offset in part by an increase in foreign exchange gains and a reduction in capital servicing expenses associated with our senior notes and preference shares.
During the nine months ended September 30, 2020, net investment income was $29.5 million, versus the prior year comparable period net investment gain of $96.2 million. The decrease in net investment income was primarily due to an increase in net realized and unrealized losses in the 2020 first quarter. The increase in net realized and unrealized losses on investments in the 2020 first quarter reflected the impact of the COVID-19 global pandemic and the adverse economic and market conditions that followed. Conditions partially improved through the 2020 second and third quarters, reducing the net realized and unrealized loss to $50.4 million compared to a prior year net realized and unrealized gain of $18.1 million.
The underwriting loss of $25.0 million for the nine months ended September 30, 2020, compared to the underwriting loss of $16.3 million for the nine months ended September 30, 2019, was primarily the result of an increase in the loss ratio, offset in part by a reduction in the acquisition expense ratio compared to the first nine months of 2019.
The loss ratio for the nine months ended September 30, 2020 was 79.3%, 4.1 points higher than a year ago. The increase in the loss ratio partly reflected a current year natural catastrophe loss provision of $7.9 million or 1.9 points, and the COVID-19 global pandemic-related loss provision of $9.6 million, or 2.2 points, recognized during the first half of 2020. This compares to a natural catastrophe loss incurred of $3.0 million or 0.7 points for the nine months ended September 30, 2019. The COVID-19-related loss provision was partially offset by loss sensitive commissions of $2.0 million or 0.5 points. Other movements in the loss and acquisition expense ratios reflected changes in the mix and type of business. The prior year loss reserve development for both the nine months ended September 30, 2020 and 2019 was essentially flat.
Our general and administrative expense ratio was 5.4% for the nine months ended September 30, 2020, compared to 5.7% for the nine months ended September 30, 2019. The 0.3 point decrease was primarily attributable to a one-time accelerated long-term incentive expense recognized in the 2019 second quarter with no comparable expense booked for the nine months ended September 30, 2020.
Premiums
Our underwriting segment captures the results of our underwriting lines of business, which are comprised of specialty products on a worldwide basis. Our four major lines of business are described as follows:
•Casualty reinsurance: coverage provided to ceding company clients on third-party liability and workers’ compensation exposures, primarily on a treaty basis. Business written includes coverages such as: executive assurance, medical malpractice liability, other professional liability, workers’ compensation, excess and umbrella liability and excess auto liability.

•Other specialty reinsurance: coverage provided to ceding company clients for personal and commercial auto (other than excess auto liability), mortgage, surety, accident and health, workers’ compensation catastrophe, agriculture, marine and aviation.
•Property catastrophe reinsurance: protects ceding company clients for most catastrophic losses that are covered in the underlying policies. Perils covered may include hurricane, earthquake, flood, tornado, hail and fire, and coverage for other perils on a case-by-case basis. Property catastrophe reinsurance provides coverage on an excess of loss basis when aggregate losses and loss adjustment expense from a single occurrence of a covered peril exceed the retention specified in the contract.
•Insurance programs and coinsurance: targeting program managers and/or coinsurers with unique expertise and niche products offering primary and excess general liability, umbrella liability, professional liability, workers’ compensation, personal and commercial automobile, inland marine and property business with minimal catastrophe exposure.
Gross premiums written
Gross premiums written for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$64,860	32.8%	$145,129	58.1%	$173,803	29.4%	$253,287	42.3%
Other specialty reinsurance	31,549	16.0%	22,453	9.0%	89,509	15.2%	84,587	14.1%
Property catastrophe reinsurance	4,680	2.4%	3,461	1.4%	25,765	4.4%	15,382	2.6%
Insurance programs and coinsurance	96,391	48.8%	78,917	31.5%	301,232	51.0%	245,371	41.0%
Total	$197,480	100.0%	$249,960	100.0%	$590,309	100.0%	$598,627	100.0%
Results for the three months ended September 30, 2020 versus 2019:
Gross premiums written were $197.5 million for the three months ended September 30, 2020 compared to $250.0 million for the three months ended September 30, 2019, a decrease of $52.5 million, or 21.0%. The reduction in casualty reinsurance was partially offset in part by premium increases in insurance programs and coinsurance, other specialty reinsurance and property catastrophe reinsurance.
Casualty reinsurance gross premiums written decreased $80.3 million, or 55.3%, over the prior year quarter. The premium decrease in casualty reinsurance was driven by an $81.1 million, three-year excess of loss contract written in the third quarter of 2019. The entire premium for this contract was recorded as written in the 2019 third quarter and will be earned over a three-year period. There was no comparable premium written in the third quarter of 2020.
Our insurance programs and coinsurance line of business gross premiums written increased $17.5 million, or 22.1%, to $96.4 million. The premium growth was driven by the continued expansion of our U.S. and European insurance programs and coinsurance. During the 2020 third quarter, the U.S. platform increased gross premiums written by $7.1 million, or 25.5%, to $34.9 million. Premium growth in the United States was driven by increased writings for commercial auto, where we are seeing significant rate improvement. This growth was partially offset by premium reductions in one U.S. insurance program non-renewed in 2020 and in which the underlying insureds either reported lower revenues or canceled their policies in the face of the economic shutdown related to the COVID-19 global pandemic. In addition, during the 2020 third quarter, the European platform increased its insurance gross premiums written by $10.4 million, or 20.3%, to $61.5 million. The increase in gross premiums written primarily related to increased U.K. motor writings.
Other specialty reinsurance gross premiums written increased $9.1 million, or 40.5%, over the prior year quarter. The other specialty reinsurance premium increase was primarily attributable to an increase in our Irish motor book, as well as a reduction in the estimated premium of one European motor program in the prior year quarter. This was offset in part by mortgage reinsurance premium, which decreased as a result of the reduction in our exposure to U.S. mortgage risk, effective in the prior quarter.
Our property catastrophe reinsurance gross premiums written increased 35.2% over the prior year quarter, from $3.5 million to $4.7 million. Our primary involvement in this line of business is a 7.5% quota share participation of ARL’s worldwide property catastrophe excess of loss portfolio. Recently, Arch has been increasing its writings in this line in response to an improving rate environment and, as a result, our premiums have grown in proportion.
Results for the nine months ended September 30, 2020 versus 2019:
Gross premiums written were $590.3 million for the nine months ended September 30, 2020 compared to $598.6 million for the nine months ended September 30, 2019, a decrease of $8.3 million, or 1.4%. The decrease primarily related to premium decreases in casualty reinsurance, which were offset in part by increases in insurance programs and coinsurance, property catastrophe reinsurance and a slight written premium increase in other specialty reinsurance.
Casualty reinsurance gross premiums written decreased $79.5 million, or 31.4%, over the prior year period. The premium decrease in casualty reinsurance was driven by the $81.1 million, three-year excess of loss contract written in the third quarter of 2019, with no comparable premium written during the current period.
The $55.9 million growth in our insurance programs and coinsurance line of business was driven by the continued expansion of our U.S. and European insurance programs and coinsurance. During the nine months ended September 30, 2020, the U.S. business collectively grew its insurance programs’ gross premiums written by $43.8 million, or 52.6%, to $127.2 million. Premium growth in the United States was driven by increased writings for commercial auto, where there was significant rate improvement. In addition, during the nine months ended September 30, 2020, our European business increased its insurance gross premiums written by $12.0 million, or 7.4%, to $174.1 million, primarily due to increased U.K. motor business.
Our property catastrophe reinsurance gross premiums written increased 67.5% over the prior year period, from $15.4 million to $25.8 million. Our primary involvement in this line of business is a 7.5% quota share participation of ARL’s worldwide property catastrophe excess of loss portfolio. Recently, Arch has been increasing its writings in this line in response to an improving rate environment and, as a result, our premiums have grown in proportion.
Other specialty reinsurance gross premiums written increased 5.8% over the prior year period, from $84.6 million to $89.5 million. The other specialty reinsurance premium increase was primarily attributable to an increase in our Irish motor book, the reduction in estimated premium in the prior year for one European motor program described above, offset in part by a $6.2 million contract written and earned in the prior year with no comparable premium in the current year.
Premiums ceded
Premiums ceded were $50.2 million for the three months ended September 30, 2020, compared to $94.2 million for the three months ended September 30, 2019, a decrease of $44.0 million. Premiums ceded were $150.4 million for the nine months ended September 30, 2020, compared to $178.1 million for the nine months ended September 30, 2019, a decrease of $27.7 million. The drivers of the decrease in premiums ceded are the same as those impacting gross premiums written, as discussed above.
Net premiums written
Net premiums written for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$63,247	42.9%	$92,084	59.1%	$171,688	39.1%	$199,226	47.3%
Other specialty reinsurance	30,157	20.5%	22,093	14.2%	85,484	19.4%	81,798	19.5%
Property catastrophe reinsurance	4,680	3.2%	3,040	2.0%	25,018	5.7%	14,643	3.5%
Insurance programs and coinsurance	49,232	33.4%	38,535	24.7%	157,682	35.8%	124,842	29.7%
Total	$147,316	100.0%	$155,752	100.0%	$439,872	100.0%	$420,509	100.0%
Results for the three months ended September 30, 2020 versus 2019:
Net premiums written were $147.3 million for the three months ended September 30, 2020 compared to $155.8 million for the three months ended September 30, 2019, a decrease of $8.5 million, or 5.4%. The decrease in our net premiums written was a result of the reduction in gross premiums written, which more than offset the decrease in premiums ceded, as discussed above.
Results for the nine months ended September 30, 2020 versus 2019:
Net premiums written were $439.9 million for the nine months ended September 30, 2020 compared to $420.5 million for the nine months ended September 30, 2019, an increase of $19.4 million, or 4.6%. The increase in our net premiums written was in line with our gross premiums written and ceded premium movements, as discussed above.
Net premiums earned
Net premiums earned for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$54,566	37.4%	$52,266	41.5%	$155,477	37.2%	$183,085	43.2%
Other specialty reinsurance	32,833	22.5%	31,563	25.1%	98,073	23.5%	118,759	28.1%
Property catastrophe reinsurance	6,589	4.5%	3,617	2.9%	17,297	4.1%	9,707	2.3%
Insurance programs and coinsurance	52,043	35.6%	38,386	30.5%	146,758	35.1%	111,693	26.4%
Total	$146,031	100.0%	$125,832	100.0%	$417,605	100.0%	$423,244	100.0%
Results for the three months ended September 30, 2020 versus 2019:
Net premiums earned were $146.0 million for the three months ended September 30, 2020 compared to $125.8 million for the three months ended September 30, 2019, an increase of $20.2 million, or 16.1%. The increase in net premiums earned reflected increased writings in the U.S. insurance programs and coinsurance primarily due to increased commercial auto writings, and, to a lesser extent, greater assumed property catastrophe reinsurance.

Results for the nine months ended September 30, 2020 versus 2019:
Net premiums earned were $417.6 million for the nine months ended September 30, 2020 compared to $423.2 million for the nine months ended September 30, 2019, a decrease of $5.6 million, or 1.3%. The decrease in net premiums earned reflected non-renewals and gradual reductions in casualty and other specialty reinsurance contracts. This was partially offset by increased writings in insurance programs and coinsurance, and, to a lesser extent, greater assumed property catastrophe reinsurance during 2020.
Loss ratio
The following table shows the components of our loss and loss adjustment expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums
	($ in thousands)
Current year	$116,012	79.4%	$96,417	76.6%	$331,861	79.4%	$318,812	75.3%
Prior year development (favorable)/adverse	(199)	(0.1)%	(203)	(0.1)%	(586)	(0.1)%	(332)	(0.1)%
Loss and loss adjustment expenses	$115,813	79.3%	$96,214	76.5%	$331,275	79.3%	$318,480	75.2%
Results for the three months ended September 30, 2020 versus 2019:
Our loss ratio was 79.3% for the three months ended September 30, 2020, compared to 76.5% for the three months ended September 30, 2019, an increase of 2.8 points. The increase in loss ratio was were primarily attributable to the California wildfires, the MidWest derecho and the Atlantic hurricane season, which resulted in losses of $6.4 million, or 4.4 points, arising in the property catastrophe reinsurance business as compared to 2.4 million or 1.9 points for the prior year quarter. Other movements in the loss and acquisition expense ratios reflected changes in the mix and type of business. The prior year loss reserve development for both the 2020 and 2019 second quarters was essentially flat.
Results for the nine months ended September 30, 2020 versus 2019:
Our loss ratio was 79.3% for the nine months ended September 30, 2020, compared to 75.2% for the nine months ended September 30, 2019, an increase of 4.1 points. The increase in the loss ratio partly reflected natural catastrophe losses of $6.4 million or 1.5 points, as compared to $3.0 million or 0.7 points in the prior year as discussed above. Additionally, the loss ratio reflected losses incurred related to the COVID-19 global pandemic of $9.6 million, or 2.2 points, which impacted our property catastrophe business, and, to a lesser extent, mortgage reinsurance business and cyber reinsurance within our other specialty reinsurance line of business, recognized in the first half of 2020. Other movements in the loss and acquisition expense ratios reflected changes in the mix and type of business. The prior year loss reserve development for the nine months ended September 30, 2020 and 2019 was essentially flat.
Refer to Note 5, “Reserve for losses and loss adjustment expenses” to our consolidated financial statements for more information about our prior year reserve development.
Acquisition expense ratio
Results for the three months ended September 30, 2020 versus 2019:

Our acquisition expense ratio was 21.3% for the three months ended September 30, 2020, compared to 21.9% for the three months ended September 30, 2019, a decrease of 0.6 points. The lower acquisition expense ratio this quarter reflected an increased percentage of insurance programs and coinsurance net premiums earned and its lower associated acquisition expense ratio.
Results for the nine months ended September 30, 2020 versus 2019:
Our acquisition expense ratio was 21.3% for the nine months ended September 30, 2020, compared to 22.9% for the nine months ended September 30, 2019, a decrease of 1.6 points. The lower acquisition expense ratio was driven by an increased percentage of insurance programs and coinsurance net premiums earned and its lower associated acquisition expense ratio, plus certain sliding scale commission reductions offsetting increases in losses incurred in the first half of 2020 related to the COVID-19 global pandemic totaling an 0.5 point reduction.
General and administrative expense ratio
Results for the three months ended September 30, 2020 versus 2019:
Our general and administrative expense ratio was 5.0% for the three months ended September 30, 2020, compared to 5.6% for the three months ended September 30, 2019. While the ratio decreased slightly, the general and administrative expenses increased by $0.3 million in the 2020 third quarter driven by higher corporate expenses, compared to the 2019 third quarter.
Results for the nine months ended September 30, 2020 versus 2019:
Our general and administrative expense ratio was 5.4% for the nine months ended September 30, 2020, compared to 5.7% for the nine months ended September 30, 2019. The 0.3 point decrease was primarily attributable to a one-time accelerated long-term incentive expense recognized in the 2019 second quarter with no comparable expense booked for the nine months ended September 30, 2020.
Combined ratio
Results for the three months ended September 30, 2020 versus 2019:
Our combined ratio was 105.6% for the three months ended September 30, 2020, compared to 104.0% for the three months ended September 30, 2019, an increase of 1.6 points. In the 2020 third quarter, there was a 2.8 point increase in the loss expense ratio, offset in part by a 0.6 point decrease in the acquisition expense ratio and a 0.6 point decrease in the general and administrative expense ratio, versus the prior period, as described above.
Results for the nine months ended September 30, 2020 versus 2019:
Our combined ratio was 106.0% for the nine months ended September 30, 2020, compared to 103.8% for the nine months ended September 30, 2019, an increase of 2.2 points. In the first nine months of 2020, there was a 4.1 point increase in the loss ratio, offset in part by a 1.6 point decrease in acquisition expense ratio and a 0.3 point decrease in the general and administrative expense ratio, versus the prior year period, as described above.

Investing results
The following table summarizes the components of total investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Interest income	$34,553	$41,376	$108,830	$123,113
Investment management fees - related parties	(4,380)	(4,606)	(12,994)	(13,585)
Borrowing and miscellaneous other investment expenses	(3,657)	(7,234)	(14,089)	(23,143)
Net interest income	26,516	29,536	81,747	86,385
Net realized gains (losses) on investments	13,425	645	2,378	2,716
Net unrealized gains (losses) on investments	54,570	(15,291)	(52,822)	15,422
Investment performance fees - related parties	(1,758)	(850)	(1,758)	(8,342)
Net investment income (loss)	$92,753	$14,040	$29,545	$96,181

Net interest income yield on average net assets (1)	1.2%	1.4%	4.0%	4.1%
Non-investment grade portfolio (1)	1.7%	1.7%	5.2%	5.2%
Investment grade portfolio (1)	0.3%	0.6%	1.3%	1.8%
Net investment income return on average net assets (1)	4.3%	0.6%	1.4%	4.5%
Non-investment grade portfolio (1)	6.3%	0.6%	0.9%	5.1%
Investment grade portfolio (1)	0.2%	0.8%	2.6%	2.9%
Net investment income return on average total investments (excluding accrued investment income) (2)	3.5%	0.5%	1.1%	3.5%
Non-investment grade portfolio (2)	4.9%	0.5%	0.8%	4.3%
Investment grade portfolio (2)	0.2%	0.8%	2.6%	2.9%
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
Results for the three months ended September 30, 2020 versus 2019:
Net investment income was $92.8 million for the three months ended September 30, 2020 compared to net investment income of $14.0 million for the three months ended September 30, 2019, an increase of $78.8 million. The 2020 third quarter net investment income return on average net assets was 4.3% as compared to 0.6% for the prior period.
The 2020 third quarter net investment return was driven by net unrealized gains of $54.6 million, which reflected the continued recovery of the credit market during the quarter, following the initial adverse impact of the COVID-19 global pandemic during the 2020 first quarter. Net interest income decreased to $26.5 million from $29.5 million, a decrease of 10.2% quarter over quarter.

The 2020 third quarter non-investment grade portfolio net interest income was $24.8 million, compared to net interest income of $27.2 million in the third quarter of 2019. The decrease in net interest income in the 2020 third quarter versus the 2019 third quarter can be attributed to a portfolio shift to higher rated instruments, as well as a decrease in LIBOR. The net realized and unrealized gains reported in the 2020 third quarter were $68.7 million, reflective of the continued market recovery discussed above.
The 2020 third quarter investment grade portfolio net interest income yield was 0.3%, a decrease from 0.6% in the prior year quarter. The reduced yield this quarter reflected a reduction in interest rates versus the prior year quarter. In addition, the investment grade results reflected a reduction of net invested assets, due to collateral management actions in the prior quarter. The investment grade portfolio recognized $0.7 million of net realized losses in the quarter as compared to net realized gains of $1.4 million in the third quarter of 2019.
Results for the nine months ended September 30, 2020 versus 2019:
Net investment income was $29.5 million for the nine months ended September 30, 2020 compared to net investment income of $96.2 million in the prior year period, a decrease of $66.7 million. For the nine months ended September 30, 2020, the net investment income return on average net assets was 1.4% as compared to 4.5% for the prior year period.
The net investment income for the nine months ended September 30, 2020 was driven by net realized and unrealized losses of $50.4 million, compared to net realized and unrealized gains of $18.1 million in the prior year period. Net realized and unrealized losses in the first nine months of 2020 were driven by investment market volatility caused by the economic shutdown mandated by governments around the world related to the COVID-19 global pandemic in the first quarter of 2020, which partially recovered in the second and third quarters of 2020.
The non-investment grade portfolio net interest income for the nine months ended September 30, 2020 was $76.7 million, compared to a net interest income of $80.2 million, in the prior year period, a decrease of $3.5 million. The decrease can be attributed to a portfolio shift to higher rated instruments, as well as a decrease in LIBOR during the period. Net investment income return on average net assets was 0.9% for the nine months ended September 30, 2020, compared to 5.1% in the prior year period. The decrease was driven by net realized and unrealized losses reported through the nine months ended September 30, 2020 totaled $60.9 million, reflecting investment market volatility caused by the COVID-19 global pandemic, which partially recovered in the second and third quarter of 2020.
The investment grade portfolio net interest income yield for the nine months ended September 30, 2020 was 1.3%, a decrease from 1.8% in the prior year period. The reduction in net interest income yield was driven by lower interest rates period over period. In addition, the investment grade results reflected a reduction of net invested assets, due to collateral management actions in the prior quarter. The investment grade portfolio recognized $10.4 million of net realized and unrealized gains in the first nine months of 2020, consistent with net realized and unrealized gains of $10.3 million in the same period in 2019. The investment-grade results reflected collateral management actions in the second quarter, as we sold certain assets that were held in collateral trust as the collateral requirements had changed. Given the interest rate movements in the period, these assets realized net gains on disposal.
Growth in book value per diluted common share
Results for the three months ended September 30, 2020 versus June 30, 2020:
Book value per diluted common share was $43.36 as of September 30, 2020, compared to $38.82 per share as of June 30, 2020, an increase of $4.54, or 11.7%. The increase was driven by net investment income of $92.8 million, and other comprehensive income of $12.4 million, offset in part by underwriting losses of $8.2 million, interest expense of $2.9 million, foreign exchange losses of $2.9 million and preference dividends of $1.1 million.
Results for the nine months ended September 30, 2020 versus December 31, 2019:
Book value per diluted common share was $43.36 as of September 30, 2020, compared to $43.49 per share as of December 31, 2019, a decrease of $0.13 or 0.3%. The decrease was primarily driven by underwriting losses of $25.0 million, interest expense of $8.7 million, preference dividends of $3.3 million and other comprehensive losses of $2.4 million, offset in part by a net investment income of $29.5 million and foreign exchange gains of $4.8 million.

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

Reconciliation of underwriting income (loss) and adjusted underwriting income (loss)
Underwriting income (loss) reconciles to net income (loss) available to common shareholders, and adjusted underwriting income (loss) reconciles to underwriting income (loss) for the three and nine months ended September 30, 2020 and 2019 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Net income (loss) available to common shareholders	$78,093	$152	$(858)	$61,609
Preference dividends	1,061	2,608	3,341	12,423
Accelerated amortization of costs related to the redemption of preference shares	—	4,164	—	4,164
Net income (loss) before preference dividends and redemption costs	79,154	6,924	2,483	78,196
Income tax expense (benefit)	69	—	(333)	20
Interest expense	2,912	2,841	8,735	2,841
Net foreign exchange (gains) losses	2,926	(167)	(4,752)	711
Net investment (income) loss	(92,753)	(14,040)	(29,545)	(96,181)
Other underwriting (income) loss	(546)	(579)	(1,547)	(1,844)
Underwriting income (loss)	(8,238)	(5,021)	(24,959)	(16,257)
Certain corporate expenses	2,592	2,172	9,031	8,930
Other underwriting income (loss)	546	579	1,547	1,844
Adjusted underwriting income (loss)	$(5,100)	$(2,270)	$(14,381)	$(5,483)

Reconciliation of the adjusted combined ratio
The adjusted combined ratio reconciles to the combined ratio for the three and nine months ended September 30, 2020 and 2019 as follows:

	Three Months Ended September 30,
	2020			2019
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$115,813	$—	$115,813	$96,214	$—	$96,214
Acquisition expenses	31,110	—	31,110	27,612	—	27,612
General & administrative expenses (1)	7,346	(2,592)	4,754	7,027	(2,172)	4,855
Net premiums earned (1)(2)	146,031	546	146,577	125,832	579	126,411

Loss ratio	79.3%			76.5%
Acquisition expense ratio	21.3%			21.9%
General & administrative expense ratio (1)	5.0%			5.6%
Combined ratio	105.6%			104.0%
Adjusted loss ratio			79.0%			76.1%
Adjusted acquisition expense ratio			21.2%			21.8%
Adjusted general & administrative expense ratio			3.3%			3.9%
Adjusted combined ratio			103.5%			101.8%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

	Nine Months Ended September 30,
	2020			2019
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$331,275	$—	$331,275	$318,480	$—	$318,480
Acquisition expenses	88,963	—	88,963	97,003	—	97,003
General & administrative expenses (1)	22,326	(9,031)	13,295	24,018	(8,930)	15,088
Net premiums earned (1)(2)	417,605	1,547	419,152	423,244	1,844	425,088

Loss ratio	79.3%			75.2%
Acquisition expense ratio	21.3%			22.9%
General & administrative expense ratio (1)	5.4%			5.7%
Combined ratio	106.0%			103.8%
Adjusted loss ratio			79.0%			74.9%
Adjusted acquisition expense ratio			21.2%			22.8%
Adjusted general & administrative expense ratio			3.2%			3.6%
Adjusted combined ratio			103.4%			101.3%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

Reconciliation of the non-investment grade portfolio and investment grade portfolio components of our investment returns
The non-investment grade portfolio and the investment grade portfolio components of our investment returns for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$31,473	$3,080	$—	$34,553	$35,014	$6,362	$—	$41,376
Investment management fees - related parties	(4,024)	(356)	—	(4,380)	(4,204)	(402)	—	(4,606)
Borrowing and miscellaneous other investment expenses	(2,678)	(270)	(709)	(3,657)	(3,573)	(225)	(3,436)	(7,234)
Net interest income	24,771	2,454	(709)	26,516	27,237	5,735	(3,436)	29,536
Net realized gains (losses) on investments	14,131	(706)	—	13,425	(750)	1,395	—	645
Net unrealized gains (losses) on investments (1)	54,574	(4)	—	54,570	(15,668)	377	—	(15,291)
Investment performance fees - related parties	(1,758)	—	—	(1,758)	(850)	—	—	(850)
Net investment income (loss)	$91,718	$1,744	$(709)	$92,753	$9,969	$7,507	$(3,436)	$14,040

Average total investments (excluding accrued investment income) (2)	$1,868,180	$771,316	$—	$2,639,496	$1,854,911	$915,081	$—	$2,769,992
Average net assets (3)	$1,463,905	$775,848	$(94,250)	$2,145,503	$1,586,134	$915,632	$(328,751)	$2,173,015

Net interest income yield on average net assets (3)	1.7%	0.3%		1.2%	1.7%	0.6%		1.4%
Net investment income return on average total investments (excluding accrued investment income) (2)	4.9%	0.2%		3.5%	0.5%	0.8%		0.5%
Net investment income return on average net assets (3)	6.3%	0.2%	(0.8)%	4.3%	0.6%	0.8%	(1.0)%	0.6%
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

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$96,647	$12,183	$—	$108,830	$104,845	$18,268	$—	$123,113
Investment management fees - related parties	(11,940)	(1,054)	—	(12,994)	(12,446)	(1,139)	—	(13,585)
Borrowing and miscellaneous other investment expenses	(8,010)	(707)	(5,372)	(14,089)	(12,240)	(667)	(10,236)	(23,143)
Net interest income	76,697	10,422	(5,372)	81,747	80,159	16,462	(10,236)	86,385
Net realized gains (losses) on investments	(8,006)	10,384	—	2,378	392	2,324	—	2,716
Net unrealized gains (losses) on investments (1)	(52,869)	47	—	(52,822)	7,446	7,976	—	15,422
Investment performance fees - related parties	(1,758)	—	—	(1,758)	(8,342)	—	—	(8,342)
Net investment income (loss)	$14,064	$20,853	$(5,372)	$29,545	$79,655	$26,762	$(10,236)	$96,181

Average total investments (excluding accrued investment income) (2)	$1,813,645	$795,203	$—	$2,608,848	$1,874,014	$910,784	$—	$2,784,798
Average net assets (3)	$1,480,543	$800,695	$(223,083)	$2,058,155	$1,546,871	$909,169	$(324,452)	$2,131,588

Net interest income yield on average net assets (3)	5.2%	1.3%		4.0%	5.2%	1.8%		4.1%
Net investment income return on average total investments (excluding accrued investment income) (2)	0.8%	2.6%		1.1%	4.3%	2.9%		3.5%
Net investment income return on average net assets (3)	0.9%	2.6%	(2.4)%	1.4%	5.1%	2.9%	(3.2)%	4.5%
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

	As of September 30, 2020				As of September 30, 2019
	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total
	($ in thousands)
Average total investments (excluding accrued investment income) - QTD	$1,868,180	$771,316	$—	$2,639,496	$1,854,911	$915,081	$—	$2,769,992
Average total investments (excluding accrued investment income) - YTD	1,813,645	795,203	—	2,608,848	1,874,014	910,784	—	2,784,798

Average net assets - QTD	1,463,905	775,848	(94,250)	2,145,503	1,586,134	915,632	(328,751)	2,173,015
Average net assets - YTD	1,480,543	800,695	(223,083)	2,058,155	1,546,871	909,169	(324,452)	2,131,588

Total investments	$1,889,956	$749,690	$—	$2,639,646	$1,876,346	$893,532	$—	$2,769,878
Accrued Investment Income	13,745	2,489	—	16,234	13,805	4,472	—	18,277
Receivable for Securities Sold	1,681	49	—	1,730	25,274	9	—	25,283
Less: Payable for Securities Purchased	67,602	—	—	67,602	36,870	3,716	—	40,586
Less: Payable for Securities Sold Short	24,909	—	—	24,909	65,736	—	—	65,736
Less: Revolving credit agreement borrowings	365,445	—	24,750	390,195	190,447	—	328,750	519,197
Net assets	$1,447,426	$752,228	$(24,750)	$2,174,904	$1,622,372	$894,297	$(328,750)	$2,187,919
Non-investment grade borrowing ratio (1)	25.2%				11.7%

Unrealized gains on investments	$52,176	$15,570	$—	$67,746	$34,794	$11,399	$—	$46,193
Unrealized losses on investments	(172,198)	(11,444)	—	(183,642)	(131,453)	(9,534)	—	(140,987)
Net unrealized gains (losses) on investments	$(120,022)	$4,126	$—	$(115,896)	$(96,659)	$1,865	$—	$(94,794)
(1) The non-investment grade borrowing ratio is calculated as revolving credit agreement borrowings divided by net assets.

Critical accounting policies, estimates and recent accounting pronouncements
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables and fair value measurements. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new company, like our company, are even more difficult to make than those made in a mature company since we have compiled relatively limited historical information through September 30, 2020. Actual results will differ from these estimates and such differences may be material.
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
We are a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, we depend on our available cash resources, dividends or other distributions from subsidiaries to make payments, including the payment of interest on our senior notes, dividends on our preference shares and operating expenses we may incur. During the nine months ended September 30, 2020 and the year ended December 31, 2019, we received dividends of $9.0 million and $13.4 million, respectively, from Watford Re, our Bermuda operating subsidiary.
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
Financial condition
Shareholders’ equity
2020 versus 2019: Total shareholders’ equity was $866.9 million as of September 30, 2020, compared to $872.4 million as of December 31, 2019, a decrease of $5.5 million or 0.6%.
The decrease in shareholders’ equity was primarily driven by an underwriting loss of $25.0 million, an interest expense of $8.7 million, preference dividends of $3.3 million, other comprehensive loss of $2.4 million, offset in part by net investment income of $29.5 million, net foreign exchange gains of $4.8 million and other underwriting income of $1.5 million. In addition, the repurchase of 127,744 common shares during the 2020 first quarter under our $50 million share repurchase program reduced shareholders’ equity by $2.9 million.

Investment portfolios
The table below summarizes the credit quality of our non-investment grade and investment grade portfolios as of September 30, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
September 30, 2020	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$893,030	$—	$—	$—	$11,074	$27,214	$533,876	$233,186	$8,970	$4,469	$13,325	$60,916
Corporate bonds	456,655	—	—	—	14,037	68,968	207,670	126,388	6,070	1,171	14,415	17,936
Asset-backed securities	164,990	—	—	5,989	88,704	28,452	9,277	8,667	842	—	—	23,059
Mortgage-backed securities	8,600	—	—	—	—	1,182	—	—	—	—	3,149	4,269
Short-term investments	252,901	54,458	132,306	63,871	—	—	—	443	—	—	—	1,823
Total fixed income instruments and short-term investments	1,776,176	54,458	132,306	69,860	113,815	125,816	750,823	368,684	15,882	5,640	30,889	108,003
Equities	113,780
Total Non-Investment Grade Portfolio	$1,889,956	$54,458	$132,306	$69,860	$113,815	$125,816	$750,823	$368,684	$15,882	$5,640	$30,889	$108,003

Investment Grade Portfolio:
Corporate bonds	$193,357	$—	$20,016	$87,672	$80,678	$4,991	$—	$—	$—	$—	$—	$—
U.S. government and government agency bonds	203,452	—	203,452	—	—	—	—	—	—	—	—	—
Asset-backed securities	84,701	—	—	16,757	63,216	4,728	—	—	—	—	—	—
Mortgage-backed securities	18,115	—	—	1,733	16,382	—	—	—	—	—	—	—
Non-U.S. government and government agency bonds	150,782	—	150,782	—	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	1,793	784	595	414	—	—	—	—	—	—	—	—
Short-term investments	97,490	5,116	43,889	—	48,485	—	—	—	—	—	—	—
Total Investment Grade Portfolio	$749,690	$5,900	$418,734	$106,576	$208,761	$9,719	$—	$—	$—	$—	$—	$—
Total	$2,639,646	$60,358	$551,040	$176,436	$322,576	$135,535	$750,823	$368,684	$15,882	$5,640	$30,889	$108,003
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

The following tables summarize the composition of the Company’s non-investment grade and investment grade portfolios by sector as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Total	Financials	Health Care	Technology	Consumer Services	Industrials	Consumer Goods	Oil & Gas	All Other (1)
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$893,030	$188,791	$155,104	$154,834	$136,778	$121,996	$27,779	$29,779	$77,969
Corporate bonds	456,655	44,767	50,186	32,676	95,102	41,723	66,282	36,173	89,746
Equities - sector specific	96,641	63,740	21,812	7,168	—	2,437	—	311	1,173
Short-term investments - sector specific	2,265	—	443	1,822	—	—	—	—	—
Subtotal	1,448,591	297,298	227,545	196,500	231,880	166,156	94,061	66,263	168,888
Equities - non-sector specific	17,139
Short-term investments - non-sector specific	250,636
Asset-backed securities	164,990
Mortgage-backed securities	8,600
Total Non-Investment Grade Portfolio	$1,889,956	$297,298	$227,545	$196,500	$231,880	$166,156	$94,061	$66,263	$168,888

Investment Grade Portfolio:
Corporate bonds	$193,357	$52,606	$10,390	$18,844	$24,440	$14,713	$42,506	$15,221	$14,637
Short-term investments	97,490
U.S. government and government agency bonds	203,452
Non-U.S. government and government agency bonds	150,782
Asset-backed securities	84,701
Mortgage-backed securities	18,115
Municipal government and government agency bonds	1,793
Total Investment Grade Portfolio	$749,690	$52,606	$10,390	$18,844	$24,440	$14,713	$42,506	$15,221	$14,637
Total Investments	$2,639,646	$349,904	$237,935	$215,344	$256,320	$180,869	$136,567	$81,484	$183,525
(1) Includes telecommunications, utilities and basic materials.

	December 31, 2019
	Total	Financials	Health Care	Technology	Consumer Services	Industrials	Consumer Goods	Oil & Gas	All Other (1)
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$1,061,934	$212,800	$221,982	$232,659	$121,434	$111,912	$46,827	$52,200	$62,120
Corporate bonds	213,841	17,547	19,160	10,972	28,144	13,822	23,491	27,632	73,073
Equities - sector specific	101,551	55,946	30,640	11,263	—	1,283	—	1,040	1,379
Short-term investments - sector specific	16,620	8,261	—	3,030	—	5,329	—	—	—
Subtotal	1,393,946	294,554	271,782	257,924	149,578	132,346	70,318	80,872	136,572
Equities - non-sector specific	23,586
Short-term investments - non-sector specific	215,816
Asset-backed securities	190,738
Other investments	30,461
Mortgage-backed securities	7,706
Total Non-Investment Grade Portfolio	$1,862,253	$294,554	$271,782	$257,924	$149,578	$132,346	$70,318	$80,872	$136,572

Investment Grade Portfolio:
Corporate bonds	$158,632	$72,707	$12,087	$8,035	$11,752	$10,548	$32,046	$5,734	$5,723
Short-term investments	96,867
U.S. government and government agency bonds	285,609
Non-U.S. government and government agency bonds	133,409
Asset-backed securities	145,433
Mortgage-backed securities	24,750
Municipal government and government agency bonds	2,184
Total Investment Grade Portfolio	$846,884	$72,707	$12,087	$8,035	$11,752	$10,548	$32,046	$5,734	$5,723
Total Investments	$2,709,137	$367,261	$283,869	$265,959	$161,330	$142,894	$102,364	$86,606	$142,295
(1) Includes telecommunications, utilities and basic materials.

The fair value of our term loans, fixed maturities and short-term investments in our non-investment grade and investment grade portfolios, summarized by contractual maturity as of September 30, 2020 and December 31, 2019 were as follows:

	Contractual Maturity
September 30, 2020	Fair Value	Due in One Year or Less	Due After One Through Two Years	Due After Three Through Five Years	Due After Five Through Ten Years	Due After Ten Years
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$893,030	$70,728	$132,592	$405,492	$284,218	$—
Corporate bonds	456,655	28	59,603	218,179	171,198	7,647
Short-term investments	252,901	252,901	—	—	—	—
Subtotal	1,602,586	323,657	192,195	623,671	455,416	7,647
Asset-backed securities	164,990
Mortgage-backed securities	8,600
Equities	113,780
Total Non-Investment Grade Portfolio	$1,889,956	$323,657	$192,195	$623,671	$455,416	$7,647

Investment Grade Portfolio:
Corporate bonds	$193,357	$4,496	$24,326	$65,018	$82,839	$16,678
U.S. government and government agency bonds	203,452	863	177,953	21,031	3,605	—
Non-U.S. government and government agency bonds	150,782	22,395	27,557	51,659	49,171	—
Municipal government and government agency bonds	1,793	—	1,379	414	—	—
Short-term investments	97,490	97,490	—	—	—	—
Subtotal	646,874	125,244	231,215	138,122	135,615	16,678
Asset-backed securities	84,701
Mortgage-backed securities	18,115
Total - Investment Grade Portfolio	$749,690	$125,244	$231,215	$138,122	$135,615	$16,678
Total	$2,639,646	$448,901	$423,410	$761,793	$591,031	$24,325

	Contractual Maturity
December 31, 2019	Fair Value	Due in One Year or Less	Due After One Through Two Years	Due After Three Through Five Years	Due After Five Through Ten Years	Due After Ten Years
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$1,061,934	$23,683	$289,985	$314,908	$433,358	$—
Corporate bonds	213,841	15,746	21,879	113,750	61,933	533
Short-term investments	232,436	232,436	—	—	—	—
Subtotal	1,508,211	271,865	311,864	428,658	495,291	533
Asset-backed securities	190,738
Mortgage-backed securities	7,706
Other Investments	30,461
Equities	125,137
Total Non-Investment Grade Portfolio	$1,862,253	$271,865	$311,864	$428,658	$495,291	$533

Investment Grade Portfolio:
Corporate bonds	$158,632	$2,760	$45,676	$54,584	$43,586	$12,026
U.S. government and government agency bonds	285,609	1,490	212,884	41,976	29,259	—
Non-U.S. government and government agency bonds	133,409	6,745	31,443	32,213	63,008	—
Municipal government and government agency bonds	2,184	—	253	1,330	601	—
Short-term investments	96,867	96,867	—	—	—	—
Subtotal	676,701	107,862	290,256	130,103	136,454	12,026
Asset-backed securities	145,433
Mortgage-backed securities	24,750
Total - Investment Grade Portfolio	846,884	$107,862	$290,256	$130,103	$136,454	$12,026
Total	$2,709,137	$379,727	$602,120	$558,761	$631,745	$12,559

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following chart shows the composition of our non-investment grade and investment grade portfolios as of September 30, 2020:
Total: $1,890.0 million
Total: $749.7 million
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
Sources of liquidity include cash flows from operations, financing arrangements and routine sales of investments. The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	($ in thousands)
Cash and cash equivalents provided by (used for):
Operating activities	$142,594	$177,182
Investing activities	53,502	28,485
Financing activities	(100,231)	(187,453)
Effects of exchange rate changes on foreign currency	(2,969)	(1,353)
Change in cash and cash equivalents	$92,896	$16,861
Results for the nine months ended September 30, 2020:
•Cash provided by operating activities for the nine months ended September 30, 2020 was lower than the same period in 2019. We continued to generate strong operating cash inflows, primarily driven by our premium receipts, however this positive cash flow impact was negated by higher paid claims and lower net investment income received than for the same period in 2019.
•Cash provided by investing activities for the nine months ended September 30, 2020 was higher than the same period in 2019. This was driven by an increase in net sales of term loans and equity securities, and a decrease in the net purchases of short-term investments for the nine months ended September 30, 2020 than the same period in 2019.
•Cash used for financing activities for the nine months ended September 30, 2020 was lower than the same period in 2019, due to lower dividends paid on preference shares and increased use of the custodian bank facilities, offset in part by an increase in borrowing repayments during the 2020 period. In addition, we purchased $2.9 million of our own common shares under our $50 million share repurchase program during the 2020 first quarter.
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
In the first quarter of 2020, our board of directors authorized a share repurchase program, which allows us to make repurchases of up to $50 million of our common shares from time to time in open market or privately negotiated transactions. During the first quarter of 2020, we repurchased 127,744 common shares at an average price of $22.42 per share for an aggregate cost of $2.9 million. With the onset of the COVID-19 global pandemic, we temporarily halted repurchases under the program following the first quarter of 2020, and we did not repurchase any of our common shares during the second or third quarters of 2020. As of September 30, 2020, approximately $47.1 million of unused share repurchase capacity remained available under the program. However, we do not anticipate making any further repurchases under the share repurchase program as a result of our entry into the Merger Agreement, which generally prohibits us from repurchasing our shares as well as certain other securities. Accordingly, at the present time, we do not expect to repurchase common shares, declare or pay dividends on our common shares or otherwise return capital to our common shareholders for the foreseeable future.

The following table summarizes our consolidated capital position:

	September 30, 2020		December 31, 2019
	Amount	% of Total Capital	Amount	% of Total Capital
	($ in thousands)
Debt:
Senior notes	$172,621	15.8%	$172,418	15.7%
Shareholders’ equity:
Preference shares	52,375	4.8%	52,305	4.8%
Shareholders’ equity	866,899	79.4%	872,353	79.5%
Total shareholders’ equity	919,274	84.2%	924,658	84.3%
Total capital available to Watford	$1,091,895	100.0%	$1,097,076	100.0%
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
Ratings
Our operating subsidiaries, Watford Re, WICE, WIC and WSIC, each carry a financial strength rating of “A-” (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” (In Liquidation). “A-” (Excellent) is the fourth highest rating issued by A.M. Best. The “A-” (Excellent) rating is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. Each of our operating subsidiaries also carries a financial strength rating of “A” from KBRA. KBRA assigns 22 ratings to insurance companies, which currently range from “AAA” to “D.” The “A” rating, KBRA’s sixth highest rating category, is assigned to insurers for which, in KBRA’s opinion, the insurer’s financial condition is sound and the entity is likely to meet its policyholder obligations under difficult economic, financial and business conditions. These respective ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and neither is an evaluation directed at investors.
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
In response to the unrealized, adverse mark-to-market impact on the valuation of our investment portfolios caused by the economic shutdown related to the COVID-19 global pandemic, A.M. Best and KBRA issued press releases noting potential future rating actions. In particular, on May 1, 2020, A.M. Best announced that it had placed the “A-” financial strength ratings of our operating subsidiaries “under review with negative implications.” In addition, A.M. Best also placed “under review with negative implications” the long-term issuer credit rating of “BBB-” and the long-term issuer credit rating of “BB” on our cumulative contingently-redeemable preference shares. The designation of being “under review with negative implications” indicates that a previously-published rating has the potential for a near-term change (typically within six months) due to a recent event or abrupt change in the financial condition of the entity to which the rating applies. The rating remains under review until A.M. Best is able to determine the implications of the circumstances that facilitated the under review status, before making its final opinion. In addition, on June 17, 2020, after previously putting our ratings on “watch” status following the COVID-19 global pandemic related impact to our investment portfolios, KBRA reaffirmed the “A” insurance financial strength ratings of our operating subsidiaries and revised the outlook for all of our ratings to negative. Further, following and as a result of our announcement that we had entered into the Merger Agreement, on October 9, 2020, KBRA announced that it had placed all of our ratings on “watch developing” status.
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
Since the formation of WICE, we have grown our European motor insurance business. Gross premiums written generated by WICE for the three months ended September 30, 2020 and 2019 were $61.5 million and $51.2 million, respectively. Gross premiums written by WICE for the nine months ended September 30, 2020 and 2019 were $174.1 million and $162.1 million, respectively. The majority of such premiums relate to U.K. motor insurance.
We target a medium- to long-term, lower volatility underwriting portfolio with tightly managed natural catastrophe exposure in order to reduce the likelihood that our capital and/or liquidity position would be adversely affected by a catastrophe event. We seek to limit our modeled net PML, for property catastrophe exposures for each peak peril and peak zone from a modeled 1-in-250 year occurrence to no more than 10% of our total capital, which is less than most of our principal reinsurance competitors. As of September 30, 2020, our largest modeled peak peril and zone net occurrence PML was 4.5% of our total capital. Our conscious effort to limit our catastrophe exposure is designed to lower the volatility of our overall underwriting portfolio and to provide greater certainty as to future claims-related payout patterns and timing. Our casualty-focused underwriting portfolio’s payout pattern is slower than that of most competitors due to the longer tail lines of business we write, and that slower payout pattern provides us with the potential for greater investment income on those premiums.
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
On May 15, 2020, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2021. Under the renewed Lloyds Facility, we may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which we were in compliance as of September 30, 2020 and December 31, 2019. At such dates, we had approximately $48.5 million and $51.0 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in our consolidated balance sheets.
Unsecured letter of credit facility
On September 17, 2020, Watford Re renewed and amended its 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount was reduced from $100.0 million to $50.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. The Unsecured Facility requires the maintenance of certain covenants, as well as certain representations and warranties that are customary for facilities of this type. At September 30, 2020 and December 31, 2019, we had $26.1 million and $19.3 million, respectively, in outstanding letters of credit issued from the Unsecured Facility, and were in compliance with the Unsecured Facility requirements.
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility (the “Secured Facility”) with Bank of America, N.A. through Watford Trust, which had originally been entered into in June 2015. On August 27, 2020, Watford Re elected to reduce the borrowing capacity from $800.0 million to $640.0 million, under the terms of the amended and restated agreement. Watford Re owns all of the beneficial interests of Watford Trust. The Secured Facility expires on November 30, 2021 and is backed by a portion of Watford Re’s non-investment grade portfolio which has been transferred to Watford Trust and which continues to be managed by HPS pursuant to an investment management agreement between HPS and Watford Trust. The purpose of the Secured Facility is to provide borrowing capacity, including for the purchase of loans, securities and other assets and to distribute cash or any such loans, securities or other assets to Watford Re. Pursuant to this Secured Facility, the bank assigns borrowing or letter of credit capacity (or “advance rate”) for each eligible asset type held in the trust. Under our credit agreement, advance rates range from 100% for cash and 80% for certain first-lien loans to 40% for certain small-issue unsecured bonds.
Borrowings under the Secured Facility may be made at LIBOR or an alternative base rate at our option, in either case plus an applicable margin. The applicable margin varies based on the applicable base rate and, in the case of LIBOR rate borrowings, the currency in which the borrowing is denominated. In addition, the Secured Facility allows for us to issue up to $320.0 million, reduced from $400.0 million as of August 27, 2020, in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements. We pay a fee on each letter of credit equal to the amount available to be drawn under such letter of credit multiplied by an applicable percentage. The applicable percentage varies based on the currency in which the letter of credit is denominated.
On November 9, 2020, Watford Re elected to further reduce the borrowing capacity under the Secured Facility from $640.0 million to $440.0 million, under the terms of the amended and restated

agreement. In addition, the Secured Facility allows for Watford Re to issue up to $220.0 million, reduced from $320.0 million, in evergreen standby letters of credit.
The borrowings and outstanding letters of credit from the Secured Facility were as follows:

	September 30,	December 31,
	2020	2019
	($ in thousands)
Borrowings to purchase investments	$185,937	$155,537
Borrowings to purchase collateral	24,750	328,750
Total secured credit facility borrowings	210,687	484,287
Outstanding letters of credit	52,111	52,533
The Secured Facility contains various affirmative and negative covenants. As of September 30, 2020 and December 31, 2019, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facilities
As of September 30, 2020 and December 31, 2019, we had borrowings of $179.5 million and $Nil, respectively, from our custodian banks to purchase U.S. dollar denominated securities. We pay interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand.
The custodian banks require us to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At September 30, 2020 and December 31, 2019, we were required to hold $302.5 million and $Nil, respectively, in such deposits and investment accounts.
Senior notes
On July 2, 2019, we completed a private offering of $175.0 million in aggregate principal amount of our 6.5% senior notes, due July 2, 2029. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020. The senior notes are Watford Holding’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of Watford Holdings that are unsecured and unsubordinated. We may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. The senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements, at any time after July 2, 2024. At September 30, 2020, the carrying amount of the senior notes was $172.6 million, presented net of unamortized debt issuance costs of $2.4 million.
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
As of September 30, 2020 and December 31, 2019, we held $2.2 billion and $2.1 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Included within total pledged assets, we held $7.8 million and $6.4 million, respectively, in deposits with U.S. regulatory authorities.
The following table summarizes our assets pledged as collateral for credit and letter of credit facilities and total return swap transactions, assets held in trust for underwriting transactions and regulatory deposits as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	($ in thousands)
Total investments held in trust as collateral for underwriting transactions and regulatory deposits	$959,713	$1,087,707
Total investments pledged for Secured Facility	828,198	935,132
Total investments pledged for custodian banks	302,542	—
Total investments pledged for Lloyds Facilities	48,485	51,047
Total investments pledged for Master TRS	63,475	64,107

Contractual obligations and commitments
The following table illustrates our contractual obligations and commitments by due date as of September 30, 2020 and December 31, 2019:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	($ in thousands)
September 30, 2020
Estimated gross payments for losses and loss adjustment expenses (1)	$1,429,656	$362,294	$481,224	$250,134	$336,004
Interest payments on senior notes (2)	102,375	11,375	22,750	22,750	45,500
Senior notes (2)	175,000	—	—	—	175,000
Revolving credit agreement borrowings (3)	390,195	390,195	—	—	—
Operating lease obligations	826	283	543	—	—
Total	$2,098,052	$764,147	$504,517	$272,884	$556,504
December 31, 2019
Estimated gross payments for losses and loss adjustment expenses (1)	$1,263,628	$319,685	$415,163	$223,406	$305,374
Interest payments on senior notes (2)	108,094	11,375	22,750	22,750	51,219
Senior notes (2)	175,000	—	—	—	175,000
Revolving credit agreement borrowings (3)	484,287	484,287	—	—	—
Operating lease obligations	1,038	283	566	189	—
Total	$2,032,047	$815,630	$438,479	$246,345	$531,593
(1) The estimated expected contractual commitments related to the reserves for loss and loss adjustment expenses are presented on a gross basis (not reflecting any corresponding reinsurance recoverable amounts that would be due to us). As of September 30, 2020, the modeled duration of our claims reserves was approximately 4.4 years.
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
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses we are ultimately required to pay may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts discussed above. Amounts discussed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since having purchased reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses as of September 30, 2020 and December 31, 2019 totaled $263.3 million and $171.0 million, respectively.

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
•foreign currency risk;
•interest rate risk;
•credit spread risk;
•credit risk;
•liquidity risk; and
•political risk.
Foreign currency risk
Underwriting contracts and policies
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. We have foreign currency exposure related to non-U.S. dollar denominated contracts and policies. Of our gross premiums written from inception, $1.6 billion, or 40.8%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of September 30, 2020 and December 31, 2019, net loss and loss adjustment expense reserves included $485.6 million and $413.7 million, respectively, in foreign currencies.
Investments
We are exposed to foreign currency risk through cash and investments in loans and securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we may employ from a risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of September 30, 2020 and December 31, 2019, our total net long exposure to foreign denominated investments represented 11.9% and 11.5% of our total investment portfolios of $2.6 billion and $2.7 billion, respectively.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies in which we have written contracts and policies would have had on the value of our shareholders’ equity as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
(U.S. dollars in thousands, except per share data)
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$84,031	$56,382
Shareholders’ equity denominated in foreign currencies (1)	(21,713)	(26,529)
Net assets denominated in foreign currencies	$62,318	$29,853
Pre-tax impact of a hypothetical 10% appreciation of the U.S. dollar against foreign currencies:
Shareholders’ equity	$(6,232)	$(2,985)
Book value per diluted common share	$(0.31)	$(0.15)
Pre-tax impact of a hypothetical 10% decline of the U.S. dollar against foreign currencies:
Shareholders’ equity	$6,232	$2,985
Book value per diluted common share	$0.31	$0.15
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

The following table estimates the impact that a 50 basis point and 100 basis point increase or decrease in interest rates would have had on the value of our investment portfolios as of September 30, 2020 and December 31, 2019:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	+50	+100
September 30, 2020
Total fair value	$2,707	$2,673	$2,640	$2,611	$2,585
Change from base	2.5%	1.3%	—%	(1.1)%	(2.1)%
Change in unrealized value	$67	$33	$—	$(29)	$(55)

December 31, 2019
Total fair value	$2,739	$2,724	$2,709	$2,693	$2,679
Change from base	1.1%	0.6%	—%	(0.6)%	(1.1)%
Change in unrealized value	$30	$15	$—	$(16)	$(30)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the value of our investment portfolios as of September 30, 2020 and December 31, 2019:

	Percentage Shift in Credit Spreads
(U.S. dollars in millions)	-50%	-10%	0	+10%	+50%
September 30, 2020
Total fair value	$2,829	$2,679	$2,640	$2,596	$2,433
Change from base	7.2%	1.5%	—%	(1.7)%	(7.8)%
Change in unrealized value	$189	$39	$—	$(44)	$(207)

December 31, 2019
Total fair value	$2,836	$2,735	$2,709	$2,681	$2,569
Change from base	4.7%	1.0%	—%	(1.0)%	(5.2)%
Change in unrealized value	$127	$26	$—	$(28)	$(140)
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
Liquidity risk
Certain of our investments are, or may become, illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments including our Level 3 (non-quoted) assets, which, as of September 30, 2020 and December 31, 2019, represented 5.8% and 5.4% of our total investments, respectively. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, which could include the payment of claims expenses or to satisfy a requirement of rating agencies in a period of market illiquidity, certain of our investments may be difficult to sell in a timely manner and may have to be sold or otherwise liquidated for less than what may otherwise have been possible under normal market conditions.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most employees of the Company and of our service providers have had to work from home during the COVID-19 global pandemic, though we will continue to assess the impact on the design and operating effectiveness of our internal controls.
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

Part II. Other information
Item 1. Legal proceedings
We, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. In addition, potential plaintiffs may file lawsuits challenging the Merger, which could prevent or delay the consummation of the Merger, result in substantial costs to us or otherwise adversely affect our business, financial condition, results of operations or cash flows. As of September 30, 2020, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

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
Risks related to the COVID-19 global pandemic
The impact of the COVID-19 global pandemic and related risks could materially affect our results of operations, financial position and/or liquidity.
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
For further discussion of certain of the risks related to our underwriting and investment portfolios, see “Claims for natural catastrophic events or unanticipated losses from war, pandemic, terrorism and political instability could cause large losses and substantial volatility in our results of operations and could have a material adverse effect on our financial position and results of operations,” “Emerging claim and coverage issues may adversely affect our business,” “The performance of our investments is highly dependent upon conditions in the global economy or financial markets that are outside of our Investment Managers’ control and can be difficult to predict,” and “The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.” included in Part I—Item 1A—“Risk Factors” in our 2019 Form 10-K. In addition, for more information regarding our current outlook related to the impact of the COVID-19 global pandemic on the insurance and reinsurance industry and our business, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Current outlook” in this report.
Governmental and regulatory actions or judicial interpretations in response to the COVID-19 global pandemic may adversely affect our financial performance and our ability to conduct our businesses as we have in the past.
Federal, state and/or local government actions or judicial interpretations in the United States and other countries where we do business to address and mitigate the impact of the COVID-19 global pandemic have adversely affected us and may adversely affect us in the future. For example, the coverages we provide are potentially subject to legislative and/or regulatory action or judicial interpretations that seek to retroactively mandate coverage for losses which our (re)insurance policies were not designed or priced to cover or that otherwise look to extend or interpret the language of our policies.
In particular, in the case of business interruption insurance, if any laws, regulations or interpretations were to determine that a pandemic constitutes physical damage, which is the risk primarily insured in business interruption policies, this could have a material adverse effect on the volume and scope of claims in the business interruption coverage we write in our property catastrophe reinsurance line of business. One such example of regulatory action is the ongoing U.K. Financial Conduct Authority, or FCA, test case that was initiated in June 2020 against a group of insurers to clarify the interpretation and application of commonly-used insurance coverage extensions in business interruption insurance policies in the context of losses arising from the COVID-19 global pandemic. In September 2020, the High Court of England and Wales delivered a judgment in this case, finding for the FCA on the majority of the issues of interpretation. In late September, the parties to the case, including those insurers directly impacted, filed an application for permission to appeal with the U.K. Supreme Court, which appeal the court will hear in mid-November. The test case was not intended to encompass all possible disputes, but to resolve some key contractual uncertainties and causation issues to provide clarity for policyholders and insurers. However, each policyholder’s claim is different and the ultimate outcome in this case will depend on the relevant policy and underlying circumstances. We are not a party to this test case. However, the case is being monitored by parties in other jurisdictions and could lead to similar actions or proceedings in those jurisdictions. Furthermore, in some U.S. states there currently is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage.
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
Risks related to our company
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
In particular, in May 2020, A.M. Best announced that it had placed the financial strength ratings of our operating subsidiaries and our credit ratings under review with negative implications. In addition, in June 2020, KBRA reaffirmed the “A” insurance financial strength ratings of our operating subsidiaries, and revised the outlook for all of the ratings to negative and, on October 9, 2020, placed all of the ratings on “watch developing” status as a result of our entry into the Merger Agreement. For more information, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources- Liquidity and Capital Resources-Ratings” in this report.
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
Risks related to the proposed Merger
The Merger is subject to closing conditions, including governmental, regulatory and shareholder approvals, as well as other uncertainties and there can be no assurances as to whether and when it may be completed. Failure to complete the Merger could negatively impact our share price, future business and financial results.
There can be no assurance that the proposed Merger will occur. Consummation of the Merger is subject to certain customary conditions, including, without limitation: (i) approval of the Merger Agreement and the transactions contemplated thereby by the affirmative votes of not less than 50% of the holders of our outstanding common shares and preference shares voting as a single class at a meeting of our shareholders; (ii) the expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other non-U.S. regulatory approvals without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (iii) the absence of any law, judgment or other legal restraint that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (iv) the accuracy of each party’s representations and warranties (subject to certain qualifications); (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (vi) the absence of a material adverse effect on our company since the date of the Merger Agreement. In addition, HoldCo’s and Arch’s obligation to consummate the Merger is conditioned on our non-investment grade portfolio not suffering a loss of more than $208 million from September 30, 2020, through the date that is two business days prior to the closing of the Merger.
While we believe we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied at all or satisfied on the proposed terms and schedules as contemplated by the parties. Satisfaction of the closing conditions may delay the consummation of the Merger, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement, the parties will not be obligated to complete the Merger.
In particular, the ongoing COVID-19 global pandemic could delay and adversely affect the completion of the Merger. Each of our company and HoldCo may be required to incur additional costs to remedy disruptions caused by the COVID-19 global pandemic. Additional time may be required to process our regulatory applications, and insurance and other regulatory agencies may impose additional requirements on us or HoldCo that must be satisfied prior to completion of the Merger.
If the Merger is not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the Merger is completed, and our management has devoted considerable time and effort in connection with the pending Merger. The Merger Agreement contains specified termination rights for each of the parties. Upon termination of the Merger Agreement under specified circumstances, including with respect to our entry into an agreement with respect to a qualifying “Superior Proposal” (as defined in the Merger Agreement), we will be required to pay HoldCo a termination fee of $28.1 million. For these and other reasons, a failed merger could materially adversely affect our business, operating results or financial condition. In addition, the trading price of our common shares could be adversely affected to the extent that the current price reflects an assumption that the Merger will be completed.
The pendency of the Merger may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.
The pendency of the Merger could cause disruptions in and create uncertainty regarding our business, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger is completed. These risks, which could be exacerbated by a delay in the consummation of the Merger, include the following:
•key management and other employees may be difficult to retain or may become distracted from day-to-day operations because matters related to the Merger may require substantial commitments of their time and resources, which could adversely affect our operations and financial results;
•our ability to pursue alternative business opportunities, including strategic acquisitions, is limited by the terms of the Merger Agreement. If the Merger is not completed for any reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected;
•our business relationships may be subject to disruption as brokers, insurers, cedants, customers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Watford or Arch;
•our ability to make appropriate changes to our business may be restricted by covenants in the Merger Agreement; these restrictions generally require us to conduct our business in the ordinary course and subject us to a variety of specified limitations absent HoldCo’s prior written consent. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable; and
•the costs and potential adverse outcomes of any litigation relating to the Merger.
Risks related to our common shares
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
The market price for our common shares may fluctuate substantially in response to various factors, some of which are beyond our control, and could cause investment losses. The price of our common shares may not remain at or exceed current levels. In addition to the risk factors described herein, the factors that could affect our share price are:
•general market conditions;
•domestic and international economic factors unrelated to our performance;
•actual or anticipated fluctuations in our quarterly operating results, including as a result of catastrophes or our investment performance;
•changes in or failure to meet publicly disclosed expectations as to our future financial performance;
•changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;
•changes in our financial strength and credit ratings and outlook;
•action by institutional shareholders or other large shareholders, including future sales;
•speculation in the press or investment community;
•investor perception of us and our industry;
•changes in market valuations or earnings of similar companies;
•announcements by us, our service providers or our competitors of significant products, contracts, acquisitions or strategic partnerships;
•the inability to complete the Merger due to the failure to satisfy the conditions to the consummation of the Merger, including receipt of the required shareholder approval or the required regulatory approvals;
•the risk that the Merger Agreement may be terminated in certain limited circumstances that require us to pay HoldCo a termination fee of $28.1 million;
•risks that the proposed Merger disrupts our current plans and operations or affects our ability to retain or recruit key employees;
•risks related to the Merger diverting management’s or employees’ attention from ongoing business operations;
•the effect of the pending Merger on our business relationships (including, without limitation customers and suppliers), operating results and business generally;
•the amount of the costs, fees, expenses and charges related to the Merger;
•any future sales of our common shares or other securities;

•potential characterization of us or any of our subsidiaries as a PFIC;
•regulatory developments; and
•additions or departures of key personnel.
In particular, there is a risk that our share price may decline significantly if the Merger is not completed.
In addition, recently, the stock market has experienced significant price and volume fluctuations as a result of the COVID-19 global pandemic. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.
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
During the three months ended September 30, 2020, we did not repurchase any of our common shares under our share repurchase program and approximately $47.1 million of unused share repurchase capacity remained available under the program. However, we do not anticipate making any further repurchases under our share repurchase program as a result of our entry into the Merger Agreement, which generally prohibits us from repurchasing our shares as well as certain other securities.

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
Beginning dollar amount available to be repurchased				$47,136
7/1/2020 - 7/31/2020	—	$—	—	—
8/1/2020 - 8/31/2020	—	—	—	—
9/1/2020 - 9/30/2020	—	—	—	—
Total	—	$—	—	$47,136
Item 3. Defaults upon senior securities
None.
Item 4. Mine safety disclosures
None.
Item 5. Other information
On September 20, 2020, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. from September 20, 2020 through to September 19, 2021. For additional information regarding the Unsecured Facility, see Part I Item 2 “Management’s discussion and analysis of financial condition and results of operations - Contractual obligations and commitments - Unsecured letter of credit facility.”
In addition, and as contemplated by the Merger Agreement, on November 10, 2020, we entered into amended and restated employment agreements with our executive officers, including amended and restated employment agreements with Jonathan D. Levy, our chief executive officer, Robert L. Hawley, our chief financial officer, and Laurence B. Richardson, II, our chief operating officer. The amended and restated employment agreements with Messrs. Levy, Hawley and Richardson, among other things:

•provide for a cash payment of $325,000 to Mr. Levy and $250,000 to each of Messrs. Hawley and Richardson, in each case, on the six month anniversary of the closing date of the Merger if the applicable executive officer remains employed by us or an affiliate of ours on that anniversary, unless the executive officer is terminated without Cause (as defined in the applicable employment agreement) prior thereto, in which case the amount will be paid within five days of termination, and (ii) if the closing date of the Merger occurs in 2021, a cash payment to each of Messrs. Levy, Hawley and Richardson on the closing date of a pro-rata 2021 annual bonus based on the number of days elapsed in 2021 through the closing date and target annual bonus levels (with the equity component of such annual bonus being paid in cash in lieu of units or shares), which shall be no less than 2020 target annual bonus levels;
•provide that the change of control severance payments payable under the applicable employment agreement will also be due if we give notice of any non-extension at the end of the original or any extended employment period;
•revise the length of the period under the non-competition covenant under the applicable employment agreement from twelve months following termination of employment to three months following termination of employment; and
•in the case of Mr. Levy, provide that, if we elect not to renew the term of Mr. Levy's employment agreement, if we terminate Mr. Levy’s employment without Cause or if Mr. Levy terminates his employment for Good Reason, we will continue to pay Mr. Levy his base salary for 18 months (36 months if the termination follows a change in control of Watford Holdings Ltd.), pay him 100% of his target annual bonus (300% if the termination follows a change in control), and his outstanding unvested restricted share units will remain outstanding and continue to vest in accordance with their terms for 18 months (all unvested restricted share units will vest if the termination is following a change in control, with performance-vesting units vesting at “target” levels).
The above summary description of certain terms contained in the amended and restated employment agreements with Messrs. Levy, Hawley and Richardson does not purport to be complete and is qualified in its entirety by reference to the full text of the agreements, copies of which are filed as Exhibits 10.2, 10.3 and 10.4 hereto, respectively.

Item 6. Exhibit index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 9, 2020, by and among Watford Holdings Ltd., Arch Capital Group Ltd. and Greysbridge Ltd.	8-K	2.1	October 13, 2020
2.2	Amendment No. 1, dated November 2, 2020, by and among Watford Holdings Ltd., Arch Capital Group Ltd. and Greysbridge Ltd., to the Agreement and Plan of Merger, dated as of October 9, 2020.	8-K	2.1	November 2, 2020
10.1	Second amendment to the 364-Day Letter of Credit Agreement between Watford Holdings Ltd., Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. dated September 17, 2020.				X
10.2	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Jonathan D. Levy, dated November 10, 2020				X
10.3	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Robert L. Hawley, dated November 10, 2020				X
10.4	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Laurence B. Richardson, II, dated November 10, 2020				X
10.5	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Liz Cunningham, dated November 10, 2020				X
10.6	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Alexandre Scherer, dated November 10, 2020				X
10.7	Voting and Support Agreement, dated as of November 2, 2020, by and among Watford Holdings Ltd., Arch Capital Group Ltd., Enstar Group Limited and Cavello Bay Reinsurance Limited.	8-K	10.1	November 2, 2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial information from Watford Holdings Ltd.’s Quarterly Report for the quarter ended September 30, 2020 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATFORD HOLDINGS LTD.
(REGISTRANT)

/s/ Jonathan D. Levy
Date:	November 10, 2020	Jonathan D. Levy, Chief Executive Officer

Date:	November 10, 2020	/s/ Robert L. Hawley
Robert L. Hawley, Chief Financial Officer