Form 10-K
period 2020-12-31
Watford Holdings Ltd.
filed 2021-02-26
CIK 1601669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ending December 31, 2020 Commission file number: 001-38788
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

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting equity held by non-affiliates, computed by reference to the closing price as reported by the Nasdaq Global Select Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $282.9 million.

As of February 26, 2021, there were 19,886,979 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, provided that if such proxy statement is not filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, an amendment to this Annual Report on Form 10-K will be filed no later than the end of such 120-day period.

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
•Arch Reinsurance Ltd., or ARL, which is a party to certain quota share agreements with one or more of our operating subsidiaries and owned approximately 12.6% of our outstanding common shares as of December 31, 2020;
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

•“Merger” refers to the merger of Merger Sub with and into Watford Holdings pursuant to the Merger Agreement, with Watford Holdings surviving as a wholly-owned subsidiary of HoldCo;
•“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of October 9, 2020, among Watford Holdings, ACGL and Merger Sub, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of November 2, 2020, among Watford Holdings, ACGL and Merger Sub; and
•“Merger Sub” refers to Greysbridge Ltd., a newly formed entity that is a wholly-owned subsidiary of HoldCo.
Explanatory note - Proposed merger
On October 9, 2020, we announced that we had entered into an Agreement and Plan of Merger with ACGL and Merger Sub pursuant to which, among other things, Merger Sub will merge with and into Watford Holdings, with Watford Holdings surviving as a wholly-owned subsidiary of ACGL. On November 2, 2020, we announced that we had entered into an amendment to the merger agreement with ACGL and Merger Sub to amend certain terms of the agreement. Further, on November 2, 2020, ACGL assigned its interests and obligations in connection with this acquisition to HoldCo, a newly formed entity of which ACGL will own approximately 40%, and funds managed by Warburg Pincus LLC and Kelso & Company will each own approximately 30%. Unless stated otherwise, all forward-looking information contained in this Annual Report on Form 10-K does not take into account or give any effect to the impact of the Merger (as defined herein). For additional details regarding the Merger, see Part I Item 1 “Business”, Part I Item 1A “Risk factors”, Part I Item 3 “Legal proceedings” and Part II Item 7 “Management’s discussion and analysis of financial condition and results of operations” of this Annual Report on Form 10-K.

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
◦our losses exceeding our reserves;
◦downgrades, potential downgrades or other negative actions by rating agencies, including the announcements by A.M. Best Company, or A.M. Best, that it has placed under review with negative implications status for our financial strength and credit ratings and Kroll Bond Rating Agency, or KBRA, that it has revised the outlook of our financial strength and credit ratings to negative;
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
◦uncertainties regarding the proposed acquisition of Watford Holdings by HoldCo;
◦our business may suffer as a result of uncertainty surrounding the proposed transaction with HoldCo, and there may be challenges with employee retention as a result of the proposed transaction with HoldCo;
◦the proposed transaction with HoldCo may involve unexpected costs, liabilities or delays;
◦legal proceedings that have been, and additional proceedings that may be initiated against us or our directors related to the proposed transactions with HoldCo;
◦an event, change or other circumstance may occur that could give rise to the termination of the Merger Agreement (including circumstances requiring us to pay HoldCo a termination fee pursuant to the Merger Agreement); and
◦the other matters set forth under Item 1A “Risk factors” and Item 7 “Management’s discussion and analysis of financial condition and results of operations” as well as the other factors set forth in the Company’s other documents on file with the SEC and management’s response to any of the aforementioned factors.
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

Risk factors summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results. This summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized below, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. The summary below is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K as part of your evaluation of an investment in our securities.
Risks related to the COVID-19 global pandemic
•The impact of the COVID-19 global pandemic and related risks could materially affect our results of operations, financial position and/or liquidity.
Risks related to our insurance and reinsurance business
•We operate in a highly competitive environment and we may not be able to compete successfully in our industry.
•The insurance and reinsurance industry is from time to time subject to regulatory, legislative, judicial or other unforeseen developments, which could adversely affect our business.
Risks related to our company
•We began operations in March 2014 and, therefore, limited historical information is available for investors to evaluate our performance or a potential investment in our shares.
•The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or results of operations.
•We depend heavily on the performance of Arch, HPS and other third-party service providers under their respective agreements. In particular, we rely on Arch for services critical to our underwriting operations and we depend upon HPS to manage the investments of the funds in our non-investment grade portfolio.
•Our business is dependent upon insurance and reinsurance brokers, intermediaries and program administrators and the loss of these important relationships could materially adversely affect our ability to market our products and services.
•We may not be able to write as much premium as expected on business with the desired level of targeted profitability.
•A downgrade or withdrawal of our financial strength ratings by insurance rating agencies could adversely affect the volume and quality of business presented to us and could negatively impact our relationships with clients and the sales of our products.
•If we are unsuccessful in managing our underwriting operations and investments in relation to each other, our ability to conduct our business could be significantly and negatively affected.
•A single or series of insurable events could result in simultaneous, correlated and substantial losses from underwriting operations and investment losses, which would adversely affect our financial condition and results of operations.
•The failure to maintain our credit facilities and letter of credit facilities or to have adequate available collateral in connection with reinsurance contracts may negatively affect our ability to successfully implement our business strategy.
•Our liquidity position is affected by our underwriting, investment and internal operations, and adverse developments in any of these inputs could have a significantly negative impact on our business and liquidity.

Risks related to Arch
•Arch may take actions in the future that cause its and our interests to be less aligned.
Risks related to our investments
•The performance of our investments is highly dependent upon conditions in the global economy or financial markets that are outside of our Investment Managers’ control and can be difficult to predict.
Risks related to HPS and the HPS-managed non-investment grade portfolio
•HPS utilizes investment strategies and employs trading techniques that involve inherent exposures, which could result in substantial losses to our non-investment grade portfolio and, as a result, to us.
•Our investments differ from those of many insurers and reinsurers because our non-investment grade portfolio is predominantly invested in corporate credit investments, which can be speculative and volatile and which could increase the riskiness and volatility of our results. In addition, the use of financial leverage could increase the riskiness of our non-investment grade portfolio’s investment strategy and volatility of our net income.
•We do not control the decisions of HPS, and HPS may invest the assets in our non-investment grade portfolio in its discretion within the framework of the applicable non-investment grade investment guidelines. The performance of our non-investment grade portfolio depends on the ability of HPS to select and manage appropriate investments.
Risks related to regulation of us and our operating subsidiaries
•Any suspension or revocation of Watford Re’s license as a Bermuda Class 4 insurer would materially impact our ability to do business and implement our business strategy.
•Our non-Bermuda operating insurance subsidiaries are subject to regulation in various jurisdictions, and violations of existing regulations or material changes in the regulation of their operations could adversely affect us.
Risks related to taxation
•U.S. Holders may be subject to certain adverse tax consequences based on the application of rules regarding passive foreign investment companies, or PFICs.
•Changes in U.S. federal tax laws, which may be retroactive, including the finalization of proposed Treasury Regulations, could subject Watford Holdings, Watford Re or U.S. Holders to U.S. federal income taxation on the earnings of Watford Holdings, Watford Re or our subsidiaries or could otherwise adversely impact Watford Holdings and its subsidiaries or shareholders.
Risks related to our common shares
•The share voting limitations that are contained in our bye-laws may result in our shareholders having fewer voting rights than a shareholder would otherwise have been entitled to based upon such shareholder’s economic interest in our company.
Risks related to the proposed Merger
•The Merger is subject to closing conditions, including governmental, regulatory and shareholder approvals, as well as other uncertainties and there can be no assurances as to whether and when it may be completed. Failure to complete the Merger could negatively impact our share price, future business and financial results.
•The pendency of the Merger may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.

Part I.
Item 1. Business
Our company
We are a global property and casualty, or P&C, insurance and reinsurance company with approximately $1.2 billion in capital as of December 31, 2020 and with operations in Bermuda, the United States and Europe. Our strategy combines a diversified, casualty-focused underwriting portfolio, accessed through our multi-year, renewable strategic underwriting management relationship with Arch, with a disciplined investment strategy comprising primarily non-investment grade corporate credit assets, managed by HPS Investment Partners, LLC, or HPS. We have designed our investment strategy to complement the characteristics of our target underwriting portfolio in order to generate attractive risk-adjusted returns for our shareholders. Our strategy involves a greater degree of investment risk balanced with a less volatile underwriting portfolio, especially in relation to the amount of catastrophe exposure we assume, as compared with traditional insurers and reinsurers.
We were formed in Bermuda in the second quarter of 2013. In March 2014, we raised $1.1 billion in our initial funding and began underwriting reinsurance in the first half of 2014. Our operating subsidiaries all carry a financial strength rating of “A-” (Excellent) from A.M. Best Company, or A.M. Best, which is the fourth highest of 16 ratings that A.M. Best confers. As of December 31, 2020, A.M. Best has maintained its “under review with negative implications” status for the “A-” financial strength rating of our operating subsidiaries. Each of our operating subsidiaries also carries a financial strength rating of “A” from Kroll Bond Rating Agency, or KBRA, which is the sixth highest of 22 ratings that KBRA confers. On June 17, 2020, KBRA revised the outlook for all of our ratings to negative. These ratings are each intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not ratings of our common shares.
We manage our insurance and reinsurance underwriting through our relationship with Arch, which, through Arch Reinsurance Ltd., or ARL, is one of our founding equity investors. ARL, which is a subsidiary of Arch Capital Group Ltd., or ACGL, a leading global insurance and reinsurance company whose shares are listed on the Nasdaq Global Select Market under the symbol “ACGL,” invested $100 million in our common shares. ACGL had approximately $15.8 billion in capital and a market capitalization of approximately $14.7 billion as of December 31, 2020 and provides a full range of property, casualty and mortgage insurance and reinsurance lines, with a particular focus on writing specialty lines on a worldwide basis through operations in Bermuda, the United States, Canada, Europe and Australia.
Our strategic relationship with Arch provides us with unique underwriting expertise and market access based upon our ability to leverage Arch’s global underwriting infrastructure and distribution platform and has enabled us to build a diversified global portfolio of insurance and reinsurance risks. Our operating subsidiaries have written an aggregate of approximately $4.1 billion in gross premiums written from inception to December 31, 2020.
Our main operating subsidiary is Watford Re Ltd., or Watford Re, a Bermuda-based company that began writing business in early 2014 and is registered as a Class 4 insurer with the Bermuda Monetary Authority, or the BMA. Bermuda is one of the largest insurance and reinsurance centers in the world, particularly for P&C markets, providing insurance and reinsurance capacity for risks on a global basis. In addition to traditional P&C lines, Watford Re also writes mortgage insurance and reinsurance on a worldwide basis. Our Bermuda presence gives us direct and efficient access to reinsure these risks. In mid-2015, we formed and capitalized Watford Insurance Company Europe Limited, or WICE, in Gibraltar to conduct business in Europe. In December 2015, WICE began writing business with access to markets across the European Union, targeting both personal lines and commercial lines of P&C insurance, which it distributes through coinsurance relationships and specialized insurance agents (also known as program managers). Following the United Kingdom and Gibraltar’s exit from the European Union, WICE now focuses solely on United Kingdom business with all relevant regulatory approvals obtained to run off its remaining European Union exposures. In December 2019, we entered into an agreement to acquire Axeria IARD, a P&C insurance company based in France. The completion of this acquisition is subject to regulatory approval and other customary closing conditions, and is expected to close in the first quarter of 2021.
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
HPS is a global investment platform with a focus on non-investment grade credit. HPS had approximately $68 billion of assets under management as of December 31, 2020. HPS manages our non-investment grade portfolio pursuant to investment guidelines formulated to complement our underwriting portfolio. The primary objective of our non-investment grade investment strategy is to generate attractive risk-adjusted returns comprising current interest income, trading gains and capital appreciation, with an emphasis on capital preservation. As of December 31, 2020, non-investment grade corporate credit assets comprised approximately 69% of our overall investment portfolio.
We refer to the remainder of our invested assets as our investment grade portfolio, which is primarily managed by Arch Investment Management Ltd., or AIM, a subsidiary of Arch that manages the investments of Arch’s own funds. We also have several investment grade accounts managed by other Investment Managers, including HPS.
Since formation, we have meaningfully grown our business, generating sizable underwriting revenue and significant interest income. We believe that we are well-positioned to continue delivering prudent growth by balancing our complementary underwriting and investment strategies. From inception through December 31, 2020, our net premiums written and net interest income were as follows:

	Year Ended December 31,			ITD
	2020	2019	2018
	($ in thousands)
Net premiums written	$537,589	$532,862	$604,175	$3,481,946
Net interest income	106,390	116,211	107,533	597,582
On March 28, 2019, we completed a direct listing of our common shares on the Nasdaq Global Select Market. On June 28, 2019, we also completed a direct listing of our 8½% Cumulative Redeemable Preference Shares, or our preference shares, on the Nasdaq Global Select Market.
In the first quarter of 2020, our board of directors authorized a share repurchase program, which allowed us to make repurchases of up to $50 million of our common shares from time to time in open market or privately negotiated transactions. From the inception of the share repurchase program in September 2019 through December 31, 2020, we repurchased 2.9 million common shares for a purchase price of $77.9 million, excluding transaction costs.

In the third quarter of 2020, we entered into the Merger Agreement, pursuant to which, among other things, Merger Sub will merge with and into Watford Holdings, which we refer to as the Merger, with Watford Holdings surviving as a wholly owned subsidiary of HoldCo.
We do not anticipate making any further repurchases under the current share repurchase program as a result of our entry into the Merger Agreement, which generally prohibits us from repurchasing our shares as well as certain other securities prior to the consummation of the Merger or the earlier termination of the Merger Agreement. Accordingly, at the present time, we do not expect to repurchase common shares, declare or pay dividends on our common shares or otherwise return capital to our common shareholders for the foreseeable future.
Pursuant to the Merger Agreement, subject to certain conditions set forth therein, at the effective time of the Merger, (a) each issued and outstanding common share of Watford Holdings (other than (i) shares to be canceled pursuant to the Merger Agreement and (ii) restricted share units to be canceled and exchanged pursuant to the Merger Agreement (as described below)), will be converted into the right to receive $35.00 in cash, without interest, and (b) each issued and outstanding preference share will remain outstanding as a preference share of the surviving company and will be entitled to the same dividend and other relative rights, preferences, limitations and restrictions as are now provided to the preference shares.
Consummation of the Merger is subject to customary conditions, including without limitation, (i) approval of the Merger Agreement and the transactions contemplated thereby by the affirmative votes of not less than 50% of the holders of the outstanding common shares and the preference shares, voting as a single class, at a meeting of our shareholders, (ii) the receipt of certain remaining regulatory approvals without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (iii) the absence of any law, judgment or other legal restraint that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement, (iv) the accuracy of each party’s representations and warranties (subject to certain qualifications), (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement and (vi) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). In addition, HoldCo’s obligation to consummate the Merger is conditioned on our non-investment grade portfolio not suffering a loss of more than $208 million from September 30, 2020, through the date that is two business days prior to the closing of the Merger.
The Merger Agreement includes customary representations, warranties and covenants of Watford Holdings, HoldCo, and Merger Sub. Among other things, Watford Holdings has agreed to customary covenants regarding the operation of the business of Watford prior to the closing.
The Merger Agreement contains specified termination rights for each of the parties. Upon termination of the Merger Agreement under specified circumstances, including with respect to our entry into an agreement with respect to a qualifying Superior Proposal (as defined in the Merger Agreement), we will be required to pay HoldCo a termination fee of $28.1 million.
The Merger is expected to close in the first half of 2021, subject to the closing conditions described above and contained in the Merger Agreement.
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
The table below shows the net insurance premiums written generated by our insurance business for the years ended December 31, 2020, 2019 and 2018. We intend to continue to grow our insurance business opportunistically by leveraging our strategic relationship with Arch.

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Insurance programs and coinsurance - net premiums written	$213,459	$176,711	$139,838
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
Conservative approach to underwriting risk
We have designed our underwriting and investment strategies toward the goal of maintaining our balance sheet strength on a long-term basis through varying phases of market cycles. We target a medium-to long-term, lower volatility underwriting portfolio with tightly managed natural catastrophe exposure. We seek to limit our modeled net probable maximum loss, or PML, for property catastrophe exposures for each peak peril and peak zone from a 1-in-250 year occurrence to no more than 10% of the value of our total shareholders’ equity plus our senior notes and our preference shares, or our total capital, which is less than most of our principal reinsurance competitors. As of January 1, 2021, this modeled net PML was 4.4% of our total capital. Our conscious effort to limit our catastrophe exposure lowers the volatility of our overall underwriting portfolio and provides greater certainty as to future claims-related payout patterns and timing. Our casualty-focused underwriting portfolio’s payout pattern is slower than that of most of our competitors due to the longer tail lines of business we write, and that slower payout pattern provides us with the potential for greater investment income on those premiums, thereby providing us an underwriting modeling advantage when competing for those target lines of business.
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
Our operations
Underwriting operations: insurance and reinsurance
Through our underwriting operations we are able to offer a variety of P&C insurance and reinsurance products on a global basis. We target an underwriting portfolio that is diversified by line of business and geography, with a focus on medium- to long-tail casualty business. Given the inception of our insurance operations, our underwriting portfolio to-date has been predominantly reinsurance, although we expect our insurance writings to continue to increase going forward. We have built a diversified, low volatility portfolio by purposely limiting our modeled natural catastrophe exposure to a level lower than many other insurers and reinsurers. Our strategy is to operate in lines of business in which underwriting skill and specialized knowledge can make a meaningful difference in operating results.
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
Our Bermuda-based operating subsidiary, Watford Re, writes a broad range of P&C coverages. In addition to traditional P&C lines, Watford Re also writes mortgage insurance and reinsurance on a worldwide basis. Our reinsurance business leverages Arch’s global underwriting platform to distribute a wide variety of products covering lines of business around the world. We write business for third-party cedants and also assume a meaningful portion of our business as a reinsurance or retrocession of business that Arch has underwritten for its own portfolio and that also meets our underwriting guidelines and return metrics. The table below provides the percentage of our total gross premiums written assumed from Arch for years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Gross premiums written - assumed from Arch	27.7%	26.6%	34.4%
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
In the United States, we are authorized to write commercial P&C lines of business in both the admitted market and the E&S market through our WIC and WSIC subsidiaries, respectively, with distribution through coinsurance relationships or through select program managers that develop and distribute specialized insurance products for these subsidiaries. In the U.K., we write direct insurance and coinsurance business, primarily in personal P&C lines, through lead insurers and program managers that develop and distribute specialized insurance products for our WICE subsidiary. The acquisition of Axeria will extend our insurance platform across the European Union.
We operate and monitor our lines of business through our underwriting operations. The table below provides a breakdown of our gross premiums written for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$188,042	25.8%	$279,967	37.1%	$274,661	37.4%
Other specialty reinsurance	117,177	16.1%	119,518	15.8%	196,170	26.7%
Property catastrophe reinsurance	27,334	3.8%	16,226	2.1%	10,424	1.4%
Insurance programs and coinsurance	395,993	54.3%	339,170	45.0%	253,760	34.5%
Total	$728,546	100.0%	$754,881	100.0%	$735,015	100.0%

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
Insurance operations
In 2015 and 2016, we established insurance operations in Europe and the United States. These insurance operations provide additional points of access to our target lines of business, with the potential added benefit for lower acquisition costs and other distribution efficiencies. All of our insurance subsidiaries carry an A.M. Best “A-” (Excellent) rating and a KBRA “A” rating and through them we pursue insurance product lines similar to those we target through our reinsurance operations.
In the United States, our principal insurance subsidiaries are WSIC and its wholly-owned subsidiary, WIC, both of which are domiciled in New Jersey. WSIC is an eligible E&S lines insurer in all 50 states and the District of Columbia. WIC is an admitted insurer in all 50 states and the District of Columbia. Following our acquisition of WIC in 2016, we have expanded our certificates of authority to cover a broad range of lines of business in 49 states and the District of Columbia, and we are in the process of similarly expanding our authority in one remaining state. Both WSIC and WIC are located in New Jersey. Through WSIC and WIC we have the flexibility to access both the E&S and admitted sectors of the U.S. P&C market. Our U.S. insurance subsidiaries concentrate primarily on commercial casualty lines of insurance and have initiated writing business through select program managers.
Our insurance operations in Europe are conducted through WICE, which has its principal office in the British Overseas Territory of Gibraltar. WICE was initially formed to provide access to insurance risks across the European Union. Following Brexit, WICE concentrates on U.K. risks, predominantly in personal lines of insurance but will also entertain commercial casualty lines. The acquisition of Axeria will provide access to insurance risks across the European Union.
Our goal within our insurance operations is to be a valued, long-term capacity partner with a select group of well-established, proven program managers, with our integrated total return strategy providing them with competitive solutions for their clients. We have a strong market position with approximately $1.2 billion in capital and an “A-” rating from A.M. Best for each of our operating subsidiaries. Many of the insurers providing capacity to program managers are neither as substantially capitalized nor as highly rated as we are; having a strong insurance partner gives program managers an edge when promoting products to clients.
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
Our strategy is to operate in lines of business in which underwriting expertise can make a meaningful difference in operating results. We are opportunistic in our pursuit of underwriting risks and binding business where we believe we have a competitive advantage in risk evaluation, distribution, investment strategy, or a combination of these factors. The establishment of our U.S. and European insurance operations enables us to directly access similar types of underlying risk premium as we underwrite as reinsurance, with what we believe to be better risk-adjusted pricing. Accessing premium through our insurance operations should also provide the benefit of lower acquisitions costs.
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
We believe that handling claims is an important component of customer service through which we can differentiate ourselves from our competitors. The ability to handle claims in accordance with industry best practices and standards fosters credibility in the market both with customers and with program managers. Through this arrangement with Arch, we gain access on a very cost-effective basis to highly experienced underwriting, claims and support function professionals and benefit from the exemplary customer service reputation Arch has earned over its 19-year history.
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
Investment operations
Overview
Our invested assets are funded with our capital, accumulated net underwriting float, reinvested net interest income, net capital gains and borrowings to purchase investments. These invested assets are allocated between our non-investment grade portfolio and our investment grade portfolio. As of December 31, 2020, our non-investment grade portfolio represented approximately 69% of our invested assets and our investment grade portfolio represented approximately 31% of our invested assets. Our investment operations are monitored by our Chief Executive Officer, and our Chief Risk Officer and the investment committee of our board of directors.

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
The following chart shows the breakdown of our total investments among our non-investment grade portfolio and our investment grade portfolio as of December 31, 2020:
Total: $2.5 billion

The following chart shows the breakdown of our investments by rating within our total investment portfolio as of December 31, 2020:
Total: $2.5 billion
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
The following is a representative list of the industries in which we may invest: Consumer Products, Food and Beverage, Health Care, Pharmaceuticals, Tobacco, Technology, Automotive, Consumer Cyclical Services, Home Construction, Restaurants, Retailers, Insurance (Health, Life and Property and Casualty), Communications (Cable and Satellite, Media and Entertainment, Wireless and Wirelines), Banking and Other Financial Services, Capital Goods (Aerospace and Defense, Building Materials, Construction Machinery, Diversified Manufacturing), Energy, Other Industrial, and Transportation. However, we may invest in other industries if presented with attractive opportunities.
As of December 31, 2020, the composition of our portfolio by industry, excluding asset-backed securities and mortgage-backed securities, was as follows: 15.3% of our portfolio was invested in Financial Services, 10.3% in Technology, 9.7% in Health Care, 8.4% in Consumer Services and 7.5%

in Industrials with the remainder invested in other industries (with no other industry comprising greater than 5%). As of December 31, 2020, the geographic composition of our portfolio, excluding asset-backed securities and mortgage-backed securities, was as follows: 81.6% in the United States, 10.3% in the United Kingdom, 3.6% in the Cayman Islands, and the remainder in other regions (with no other geographic region comprising greater than 2%).
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
The following table shows the components of our net investment income (loss) on investments for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Interest income	$140,390	$163,888	$152,916
Investment management fees - related parties	(17,193)	(18,392)	(17,006)
Borrowing and miscellaneous other investment expenses	(16,807)	(29,285)	(28,377)
Net interest income	106,390	116,211	107,533
Realized and unrealized gain (loss) on investments	19,629	24,243	(113,834)
Investment performance fees - related parties	(12,037)	(12,191)	(48)
Net investment income (loss)	$113,982	$128,263	$(6,349)
Non-investment grade portfolio
Background on HPS. HPS is a global investment firm with a focus on non-investment grade credit. Established in 2007, HPS has over 150 investment professionals and over 380 total employees. HPS manages capital for sophisticated investors, including financial institutions, public and corporate pension funds, sovereign wealth funds, funds of funds, endowments, foundations and family offices, as well as individuals. HPS is headquartered in New York with eleven additional offices globally. HPS has approximately $68 billion of assets under management as of December 31, 2020.
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
The non-investment grade investment guidelines under Watford Trust’s and our insurance subsidiaries’ respective investment management agreements with HPS also contain certain limitations relating to, among other things, the concentration of investments and utilization of leverage. As of December 31, 2020, HPS was in compliance with all non-investment grade investment guidelines.
In order to implement our non-investment grade investment strategy, HPS may also, from time to time and upon consultation with us, invest a portion of our non-investment grade portfolio in investment funds managed by HPS. While there is no codified limit on the portion of our non-investment grade portfolio that may be invested in funds managed by HPS, we only expect to invest additional assets from our non-investment grade portfolio in funds managed by HPS to the extent that HPS, in consultation with us, determines that such investment would provide economic, tax, regulatory or other benefits to us (for instance, such as allowing us to access a strategy that we would not have been able to efficiently access other than through investment in such a fund). To the extent that any such assets are invested directly or indirectly in funds managed by HPS, such assets invested in funds managed by HPS are part of our non-investment grade portfolio. We pay HPS performance and management fees on the assets in our non-investment grade portfolio. Such fees are calculated on the non-investment grade portfolio as a whole such that the assets, if any, invested in HPS-managed funds were to increase in value in a given period but the non-investment grade portfolio as a whole were to decrease during such period, we would not owe HPS a performance fee for such period. Similarly, if the assets, if any, invested in HPS-managed funds were to decrease in value in a given period but the non-investment grade portfolio as a whole were to increase during such period, we would owe HPS a performance fee for such period. We do not pay HPS any separate or additional fees with respect to any such assets invested in HPS-managed funds. As of December 31, 2020 and 2019, the balance of such assets were $Nil and $30.5 million, respectively.

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
The following chart shows the composition of our non-investment grade portfolio as of December 31, 2020:
Total: $1.7 billion
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
1,500
1,400
1,300
1,200
1,100
1,000
900
800
700
600
500
400
—%
—%
10.6%
30.0%
44.0%
42.5%
28.3%
30.1%
22.1%
18.7%
14.8%
16.9%
20.7%
15.4%
21.9%
21.2%
26.4%
21.1%
14.8%
11.7%
9.4%
17.5%
20.8%
25.2%
12.1%
Q214
Q314
Q414
Q115
Q215
Q315
Q415
Q116
Q216
Q316
Q416
Q117
Q217
Q317
Q417
Q118
Q218
Q318
Q418
Q119
Q219
Q319
Q419
Q120
Q220
Q320
Q420

(1) The non-investment grade borrowing ratio is calculated as revolving credit agreement borrowings divided by net assets.
In the chart above, the term “Borrowing Ratio” represents borrowings to purchase investments, divided by the market value of the non-investment grade portfolio net of these borrowings. From time to time, HPS takes short positions, and hedges or leverages the portfolio exposure through derivative instruments or otherwise. The chart above does not reflect the value of short positions or leverage inherent in derivative positions, and thus may not be fully reflective of the market exposure of the portfolio at any given time.
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

Deployment of Assets into Non-Investment Grade Investment Strategy ($mm)
Net Non-Investment Grade Assets
Borrowings to Purchase Non-Investment Grade Assets
Net Interest Income from Non-Investment Grade Portfolio
$1,599
$1,759
$1,826
$1,752
$1,740
$1,921
$1,928
$1,883
$1,909
$1,834
$1,876
$1,862
$1,718
$1,846
$1,890
$1,724
Q117
Q217
Q317
Q417
Q118
Q218
Q318
Q418
Q119
Q219
Q319
Q419
Q120
Q220
Q320
Q420
$40
$30
$20
$10
$0
Net Interest Income

The following chart shows the size and composition of our non-investment grade portfolio.

Non-Investment Grade Portfolio Assets Strategically Deployed ($mm)
$1,599
$1,759
$1,826
$1,752
$1,740
$1,921
$1,928
$1,883
$1,909
$1,833
$1,876
$1,862
$1,718
$1,846
$1,890
$1,724
Q117
Q217
Q317
Q417
Q118
Q218
Q318
Q418
Q119
Q219
Q319
Q419
Q120
Q220
Q320
Q420
Term Loans
Corporate Bonds
Asset-Backed Securities
Mortgage-Backed Securities
Short-Term Investments
Equities
Other Investments

The table below provides the compensation to HPS, in relation to our non-investment grade portfolio, incurred for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Investment management fees and performance fees to HPS	$27,854	$29,068	$15,865
Investment grade portfolio
In conducting our underwriting business, we maintain a portion of our assets in investment grade securities and cash. The size of our investment grade portfolio and the amount we hold in cash will vary over time based on the business we write. We hold a certain amount of investment grade securities and short-term investments, largely to satisfy regulatory requirements for our U.S. insurance subsidiaries or to post as collateral for certain of Watford Re’s clients for commercial reasons or to obtain regulatory credit for the reinsurance they purchase. As of December 31, 2020, approximately 6.2% of our investment grade portfolio was held in our U.S. subsidiaries, 89.7% was posted as collateral and the remaining 4.1% were discretionary investments.
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
As of December 31, 2020, we had $2,498.8 million of invested assets, with $774.6 million in our investment grade portfolio, of which $589.6 million were investment grade assets managed by AIM. The following chart describes the composition of our investment grade portfolio as of December 31, 2020:
Total: $774.6 million

The table below provides the compensation to AIM and HPS in relation to our investment grade portfolio for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Investment management fees to AIM	$937	$1,062	$1,176
Investment management fees to HPS	439	453	13
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
Human Resources
Our Culture and Human Resources
Collaboration is at the heart of our culture, fostered by our management team and fundamental to our strategic alliances with Arch and HPS. Our culture relies on our talented, driven and dedicated employees, consultants and business partners and our values embrace teamwork, honesty and inclusiveness. The dedication of our team was reflected in how quickly and successfully we transitioned to working remotely as a result of navigating through the COVID-19 global pandemic. This was also demonstrated through our team’s commitment to the Company’s transition from a private company to a public company in 2019.
In order to support our values of honesty and integrity our employees annually certify that they have reviewed, understand and agree to comply with the Company’s Code of Business Conduct and Employee Handbook.

Employees
In accordance with our strategy to maintain an efficient operational structure with minimal fixed expenses, we have chosen to operate largely through experienced service partners, each of which is paid on a variable cost basis and which is monitored by our senior management team.
As of December 31, 2020, we had eleven full-time employees, nine of whom were based in Bermuda, one of whom was based in the United States and one of whom was based in Europe. In addition, pursuant to our services agreements with Arch, as of December 31, 2020, there were sixty-three designated employees of Arch, who were provided to us on a non-exclusive basis to perform various services in connection with our insurance and reinsurance operations.
We invest in our employees by offering competitive salaries and benefits, including share based compensation for eligible employees under our stock incentive plan. Employees are encouraged to continue their education and professional development, which are supported by Watford.
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
On April 4, 2018, the United States and the European Union entered into the Bilateral Agreement between the United States and the European Union on Prudential Matters Regarding Insurance and Reinsurance, or the EU-US Covered Agreement, that, among other things, would eliminate reinsurance collateral requirements for qualified U.S. reinsurers operating in the EU insurance market, and eliminate reinsurance collateral requirements for qualified E.U. reinsurers operating in the U.S. insurance market. In December 2018, the U.S. Secretary of the Treasury and the U.S. Trade Representative announced that they had reached agreement with the United Kingdom on a covered agreement, or the UK-US Covered Agreement, that would extend terms nearly identical to the EU-US Covered Agreement to insurers and reinsurers operating in the United Kingdom in connection with the United Kingdom’s withdrawal from the European Union. In June 2019, the National Association of Insurance Commissioners, or the NAIC, adopted revisions to the Credit for Reinsurance Model Law and Regulation to address the reinsurance collateral provisions of the EU-US Covered Agreement and the UK-US Covered Agreement and that eliminate reinsurance collateral requirements for qualified reinsurers domiciled in other jurisdictions deemed “Reciprocal Jurisdictions”. The revisions also provide “Reciprocal Jurisdiction” status for accredited U.S. jurisdictions and jurisdictions deemed Qualified Jurisdictions if they meet certain requirements in the credit for reinsurance models. U.S. states must adopt these revisions prior to September 1, 2022 or face potential federal preemption by the Federal Insurance Office.
Holding company regulation
All states have enacted legislation that regulates insurance holding company systems. These regulations generally provide that each insurance company in the system is required to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and reasonable. Notice to the state insurance departments is required prior to the consummation of certain material transactions between an insurer and any entity in its holding company system. In addition, certain of such transactions cannot be consummated without the applicable insurance department’s prior approval, or its failure to disapprove after receiving notice. The holding company acts also prohibit any person from directly or indirectly acquiring control of a U.S. insurance company unless that person has filed an application with specified information with the insurance company’s domiciliary commissioner and has obtained the commissioner’s prior approval. Under most states’ statutes, including New Jersey (the state of domicile of our U.S. insurance subsidiaries), acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted, as was the case for us, with Arch filing a disclaimer of control in connection with WSIC and WIC. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of our voting securities without the prior approval of the commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the commissioner. In 2010, the NAIC, adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which, among other changes, introduce the concept of “enterprise risk” within an insurance holding company system. If and when the amendments are adopted by a particular state, the amended Insurance Holding Company System Regulatory Act and Regulation would impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies. The amended Insurance Holding Company System Regulatory Act also requires any controlling person of a U.S. insurance company seeking to divest its controlling interest in the insurance company to file with the commissioner a confidential notice of the proposed divestiture at least 30 days prior to the cessation of control; after receipt of the notice, the commissioner shall determine those instances in which the parties seeking to divest or to acquire a controlling interest will be required to file for or obtain approval of the transaction. The amended Insurance Holding Company System Regulatory Act and Regulation must be adopted by the individual states for the new requirements to apply to U.S. domestic insurers and reinsurers. To date, every state and the District of Columbia have enacted legislation adopting the amended Insurance Holding Company System Regulatory Act in some form.
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
Regulation of dividends and other payments from insurance subsidiaries
The ability of an insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, such laws limit the payment of dividends or other distributions above a specified level. Dividends or other distributions in excess of such thresholds are “extraordinary” and are subject to prior regulatory approval. Such dividends or distributions may be subject to applicable withholding or other taxes. See “Management’s discussion and analysis of financial condition and results of operations-Financial condition, liquidity and capital resources-Liquidity and capital resources” and Note 23, “Statutory information” of the notes accompanying our financial statements.
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
Cybersecurity and privacy
The NAIC has adopted an Insurance Data Security Model Law, which, when adopted by the states, will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state). For example, the New York State Department of Financial Services has adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017, which applies to us. Privacy legislation and regulation has also become an issue of increasing focus in many states. In addition, the California legislature passed the California Consumer Privacy Act of 2018, or the CCPA, which also applies to us, came into effect on January 1, 2020, and grants California consumers certain rights to, among other things, access and delete data about them subject to certain exceptions, as well as a private right of action with statutory penalties. Furthermore, in November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020, which amends and expands the CCPA with additional data privacy compliance requirements and establishes a regulatory agency dedicated to enforcing these requirements. A range of new privacy laws are also under consideration in other states, as well as by the federal government. We cannot predict the impact these evolving laws and regulations may have on our business, financial condition or results of operations, but we could incur additional costs resulting from compliance with such laws and regulations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act created the Federal Insurance Office, or FIO, within the Department of Treasury, which is not a federal regulator or supervisor of insurance, but monitors the insurance industry for systemic risk, administers the Terrorism Risk Insurance Program Reauthorization Act of 2019, or TRIPRA, consults with the states regarding insurance matters and develops federal policy on aspects of international insurance matters. In addition, FIO is authorized to assist the Treasury Secretary in negotiating “covered agreements” between the U.S. and one or more foreign governments or regulatory authorities that address insurance prudential measures. Where a state law is inconsistent with a “covered agreement” and provides less favorable treatment to foreign insurers than U.S. companies, the FIO Director may preempt conflicting state law. In 2013, the FIO issued two reports relating to the insurance industry, one on modernization of the insurance regulatory system and one on the impact of Part II of the Nonadmitted and Reinsurance Reform Act of 2010. In December 2014, the FIO issued a report on the vital role that the global reinsurance market plays in supporting insurance in the United States. The impact that these reports will have on the regulation of insurance, if any, is yet to be determined. The Dodd-Frank Act also created a uniform system for non-admitted insurance premium tax payments based on the home state of the policyholder and provides for single state regulation for financial solvency and credit for reinsurance as discussed above.
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

Terrorism Risk Insurance Program Reauthorization Act of 2019
The Terrorism Risk Insurance Act of 2002 was amended and extended again by TRIPRA through December 31, 2027. TRIPRA provides a federal backstop for insurance-related losses resulting from certain acts of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions. Under TRIPRA, all U.S.-based property and casualty insurers are required to make terrorism insurance coverage available in specified commercial property and casualty insurance lines. Under TRIPRA, the federal government will pay 85% of covered losses after (i) aggregate industry insured losses resulting from the act of terrorism exceeds a statutorily prescribed program trigger, and (ii) an insurer’s losses exceed a deductible determined by a statutorily prescribed formula, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The program trigger for calendar years 2020 through 2027 is $200 million. Beginning January 1, 2020, the federal share is 80%. If an act (or acts) of terrorism result in covered losses exceeding the $100 billion annual limit, insurers with losses exceeding their deductibles will not be responsible for additional losses. An insurer’s deductible for each year is based on the insurer’s (together with those of its affiliates) direct commercial earned premiums for property and casualty insurance, excluding certain lines of business such as commercial auto, surety, professional liability and earthquake lines of business, for the prior calendar year multiplied by a specified percentage. The specified percentage for 2015 through 2027 is 20%. Our U.S.-based property and casualty insurers, WIC and WSIC, are subject to TRIPRA.
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
On July 28, 2015, WICE was licensed by the GFSC. It holds permissions to write the following classes and is authorized to underwrite new and renewal business in the following territories:
•United Kingdom: 1 (Accident), 3 (Land Vehicles), 8 (Fire and Natural Forces), 9 (Damage to Property), 10 (Motor Vehicle Liability), 13 (General Liability), 16 (Miscellaneous Financial Loss), 17 (Legal Expenses), 18 (Assistance).

Additionally, WICE has previously held permissions to write the following classes in the following territories:

•France: 8 (Fire and Natural Forces), 9 (Damage to Property), 13 (General Liability);
•Ireland: 1 (Accident), 3 (Land Vehicles), 8 (Fire and Natural Forces), 9 (Damage to Property), 10 (Motor Vehicle Liability), 13 (General Liability);
•Romania: 1(Accident), 8 (Fire and Natural Forces), 9 (Damage to Property), 10 (Motor Vehicle Liability), 13 (General Liability).
Following the end of the Brexit transition period on December 31, 2020, WICE are no longer authorized to underwrite new or renewal business in these territories and are simply running off claims under the Temporary Permissions Regime of each territory.
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
Other matters
The NOR imposes a requirement on WICE to comply with certain other matters:
•A business plan must be submitted prior to December 1 of each financial year;
•WICE must obtain an annual independent actuarial review of loss reserves;
•WICE must provide the GFSC with a copy of any management report provided by its auditors within two weeks of receipt;
•WICE must submit to the GFSC copies of board of director and committee minutes and board of directors and committee packs on a quarterly basis once the meetings have been held; and
•WICE must hold quarterly meetings of its board of directors.
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
The pandemic could have a significant effect on our business, results of operations, and current and future financial performance. We may continue to experience higher levels of loss and claims activity in certain lines of business and our premiums written and earned could also be adversely affected by a suppression of global commercial activity that results in a reduction in insurable assets and other exposures. Conditions in the financial markets resulting from the COVID-19 global pandemic continue to have a negative effect on the value and quality of the assets we hold within our investment portfolios, thereby adversely affecting our investment income and increasing our credit and related risk. Certain lines of our business may require additional forms of collateral in the event of a decline in the fair value of investments and benchmarks to which those repayment mechanisms are linked. The continued impacts of the pandemic to the financial markets may also adversely affect our ability to access funding through public or private equity offerings, debt financings, and through other means at acceptable terms. In addition, in connection with our pending acquisition of Axeria IARD, we continue to evaluate Axeria’s potential exposure to COVID-19 global pandemic related losses.
In particular, during 2020, disruption in the financial markets related to the COVID-19 global pandemic has contributed to net realized and unrealized losses, due to the impact of changes in fair value on our non-investment grade investment portfolio, and, to a lesser extent, our investment grade investment portfolio. Our investment portfolios may continue to be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. Our investment portfolios also include mortgage-backed securities, which could continue to be adversely impacted by declines in real estate valuations and/or financial market disruption, including a heightened collection risk on the underlying mortgages and on rent receivables. Further disruptions in global financial markets due to the continuing impact of the COVID-19 global pandemic could result in additional net realized and unrealized investment losses, including potential impairments in our investment portfolios. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.
For further discussion of certain of the risks related to our underwriting and investment portfolios,

see “Risks related to our company-Claims for natural catastrophic events or unanticipated losses from war, pandemic, terrorism and political instability could cause large losses and substantial volatility in our results of operations and could have a material adverse effect on our financial position and results of operations,” “Risks related to our insurance and reinsurance business-Emerging claim and coverage issues may adversely affect our business,” “Risks related to our investments-The performance of our investments is highly dependent upon conditions in the global economy or financial markets that are outside of our Investment Managers’ control and can be difficult to predict,” and “Risks related to our investments-The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.” In addition, for more information regarding our current outlook related to the impact of the COVID-19 global pandemic on the insurance and reinsurance industry and our business, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Current outlook” in this report.
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
In particular, in the case of business interruption insurance, if any laws, regulations or interpretations were to determine that a pandemic constitutes physical damage, which is the risk primarily insured in business interruption policies, this could have a material adverse effect on the volume and scope of claims in the business interruption coverage we write in our property catastrophe reinsurance line of business. One such example of regulatory action is the recent U.K. Financial Conduct Authority, or FCA, test case that was initiated in June 2020 against a group of insurers to clarify the interpretation and application of commonly-used insurance coverage extensions in business interruption insurance policies in the context of losses arising from the COVID-19 global pandemic. In September 2020, the High Court of England and Wales delivered a judgment in this case, finding for the FCA on the majority of the issues of interpretation. In late September, the parties to the case, including those insurers directly impacted, filed an application for permission to appeal with the U.K. Supreme Court, and in January 2021, the test case concluded with the U.K. Supreme Court’s judgment finding mostly in favor of the FCA. The U.K. Supreme Court’s decision is final and there are no further avenues for appeal in respect of those areas considered in the appeal, although other areas of coverage may be the subject of separate litigation in the future. The test case was not intended to encompass all possible disputes, but to resolve some key contractual uncertainties and causation issues to provide clarity for policyholders and insurers. However, each policyholder’s claim was different and depended on the relevant policy and underlying circumstances. We were not a party to this test case. However, the case was monitored by parties in other jurisdictions and could lead to similar actions or proceedings in those jurisdictions. Furthermore, in some U.S. states there currently is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage.
In addition, a number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers’ compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements have impacted or may impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel and non-renew policies and to collect premiums. Several state regulators have issued orders requiring insurers to issue partial premium refunds, and regulators in other states could take similar actions. Many insurers, including us, have also voluntarily provided, and may further provide, partial premium refunds to their customers. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to the COVID-19 global pandemic could require an increase in taxes at the federal, state and local levels, which could adversely impact our results of operations. In addition, in connection with our pending acquisition of Axeria IARD, we continue to evaluate the potential impact such governmental actions, restrictions and requirements could have on Axeria’s business.
The disruption and other effects caused by the COVID-19 global pandemic could continue to adversely affect our business operations, financial performance and results.
To protect our employees and in response to the global and regional restrictions on interpersonal contact and travel because of the COVID-19 global pandemic, our work force continues to be able to work remotely, placing increased demands on our IT systems. Remote working arrangements may increase the risk of cyber-security attacks or data security incidents. While we believe we have continued to conduct our business effectively, there is no assurance that our ability to continue to function in this new environment will not be adversely affected by an extended period of limited access to our physical facilities or by other developments such as an extended disruption to our systems that support our remote work capability. We also depend on Arch, HPS and other third-party platforms and infrastructure to operate our business and provide certain of our products and services, and such third-party infrastructures face similar risks. In addition, the continuation of the COVID-19 global pandemic may continue to adversely affect our business operations, including our ability to carry on business development activities and unavailability of employees due to illness or quarantines, among others. In addition, in connection with our pending acquisition of Axeria IARD, we continue to evaluate the potential impact of such disruptions and restrictions could have on Axeria’s operations. For a further discussion, see “Risks related to our company-We depend on our ability to maintain effective operating procedures, and our operational structure remains under development.” “Risks related to our company-Any acquisitions, growth or expansion of our operations may expose us to risks.” and “Risks related to our company-Technology breaches or failures, including those resulting from a cyberattack on us or our service providers and program administrators, could disrupt or otherwise negatively impact our business.”
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
Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. In particular, demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The industry-wide availability of insurance and reinsurance products is related to prevailing prices and levels of surplus capacity (supply) that, in turn, may fluctuate in response to changes in rates of return being realized in the industry on both the underwriting and investment sides of the business. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted favorable premium levels and changes in terms and conditions. The supply of insurance and reinsurance capacity has increased over the past several years as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, and may increase further.
We may enter lines of business that may prove to be less favorable or profitable than anticipated due to economic or other factors beyond our control.
In seeking attractive underwriting opportunities, we may enter lines of business that we model as being profitable and accretive to our underwriting portfolio but that ultimately may prove to be less favorable or profitable than anticipated due to economic or other factors beyond our control. For example, in response to favorable market dynamics, we have continued to grow our U.K. insurance business and U.S. coinsurance business. However, if those lines of business cease to be profitable in the future, it could adversely affect our business. Furthermore, the results of certain lines of business we write may be more susceptible than others to macroeconomic conditions. For instance, mortgage insurance and reinsurance losses result when a borrower becomes unable to continue to make mortgage payments and the home of such borrower cannot be sold for an amount that covers unpaid principal and interest and the expenses of the sale. Deteriorating economic conditions increase the likelihood that borrowers will have insufficient income to pay their mortgages and can adversely affect housing values leading to losses on mortgage insurance and reinsurance contracts.
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
While Watford Re, our main operating subsidiary, is licensed as a Class 4 insurer in Bermuda and is authorized to do business in Bermuda, changes in the laws and regulations in the jurisdictions in which our customers are domiciled may have an impact on our business. For example, European Union legislation known as “Solvency II,” which now governs the prudential regulation of insurers and reinsurers in the European Union, was implemented on January 1, 2016. Solvency II requires insurers and reinsurers in the European Union to meet risk-based solvency requirements. It also imposes group solvency and governance requirements on groups with insurers or reinsurers operating in the European Economic Area. Prior to the United Kingdom’s withdrawal from the European Union on January 31, 2020, WICE, which is domiciled in Gibraltar, was subject to Solvency II. On December 31, 2020, the United Kingdom ceased to be part of the E.U. single market and customs union, as well as party to E.U. policies and international agreements, resulting in U.K. authorized insurers becoming subject to the United Kingdom's separate domestic prudential regime. This regime is identical to the Solvency II regime, although the two regimes may begin to diverge over time. The United Kingdom is currently undertaking a review of Solvency II and of the regulatory regime applicable to U.K. authorized insurers and reinsurers. See “Risks related to regulation of us and our operating subsidiaries-The United Kingdom’s withdrawal from the European Union could adversely affect us.” Furthermore, the BMA has also implemented and imposed additional requirements on the commercial insurance companies it regulates, including Watford Re and its subsidiaries, driven, in large part, by Solvency II.
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
Recent political actions to restrict free trade and close markets, such as the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit”, could adversely affect the insurance and reinsurance industry and our business. In particular, our ability to compete successfully in the insurance and reinsurance industry can be disproportionately impacted by restraints on the free flow of capital because our business model depends on our ability to globally diversify risk.
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
As of December 31, 2020, our consolidated reserves for unpaid losses and loss adjustment expenses, net of unpaid losses and loss adjustment expenses recoverable, were $1.2 billion. Such reserves were established in accordance with applicable insurance laws and U.S. GAAP. However, as described in more detail above, loss reserves are inherently subject to uncertainty and any estimates and assumptions made as part of the reserving process could prove to be inaccurate.
In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer and additional lags between the time of reporting and final settlement of claims. Unfavorable developments in any of these factors, when recognized, could cause the then-current level of reserves to be inadequate.
In addition, the estimation of loss reserves is also more difficult during times of adverse economic and market conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures or losses, reduced maintenance of insured properties or increased frequency of small claims. We write reinsurance business worldwide, and write insurance business in territories in which our insurance subsidiaries are licensed. Our insurance subsidiaries are located in the United States and Gibraltar (with a branch in Romania, which ceased accepting new business from September 1, 2020), and any such adverse policyholder behavior may vary by territory based on economic and other factors, and may prove more prevalent in certain lines of business and/or territories in which we write business. Potential changes in the level of inflation, which may likewise vary by territory, also result in an increased level of uncertainty in our estimation of loss reserves. As a result, actual losses and loss adjustment expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
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
We monitor the risk that the principal markets in which we operate could experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and could impact the performance of our investment portfolios. We believe the risk of inflation across our key markets is increasing. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered to be long tail in nature, as they require a relatively long period of time to finalize and settle claims. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. The duration and severity of an inflationary period cannot be estimated with precision.
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
In our underwriting operations, we seek to limit our loss exposure through various mechanisms. For example, we write a number of contracts on an excess of loss basis, adhere to maximum limitations on business written in defined geographic zones, generally limit program size for each client/program manager and selectively purchase reinsurance. In addition, in the case of reinsurance treaties, we may seek per occurrence limitations or loss ratio caps to limit the impact of losses from any one event or series of events.
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
Factors that may inhibit or preclude us from accessing desirable business sufficient to meet our targeted premium or profitability levels include, among others:
•general soft conditions in the insurance and reinsurance markets that depress premium rates and/or broaden coverage terms, which reduce expected returns;
•difficulty penetrating reinsurance clients’ program structures due to established relationships between such clients (or their intermediaries) and reinsurers previously on the programs;
•difficulty in signing program administrators to handle our insurance products due to established relationships between those program administrators and their incumbent insurers;
•difficulty in selling our insurance products to prospective policyholders through our selected program administrators due to existing relationships between such policyholders and their current insurers;
•possible unwillingness of prospective clients (or their intermediaries) to accept our products based on competitors’ higher ratings, our limited experience and performance history or concerns about our investment strategy; and
•competition for business opportunities, including with ACGL. Arch is not contractually obligated to allocate any particular new business opportunity to us, even if it would meet our underwriting criteria. See “-Risks related to Arch.”
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
Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of insurers and reinsurers. A.M. Best has assigned our operating subsidiaries a financial strength rating of “A-” (Excellent), which is the fourth highest of 16 ratings that A.M. Best issues. Each of our operating subsidiaries also carries a financial strength rating of “A” with a stable outlook from KBRA, which is the sixth highest of 22 ratings that KBRA confers. These ratings reflect the respective rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our shares. Each of A.M. Best and KBRA periodically reviews our applicable rating, and may revise such rating downward or revoke it at its sole discretion based primarily on its analysis of our balance sheet strength, operating performance and business profile. Factors which may affect such an analysis include:
•if we change our business practice from our business plan;
•if our relationship with Arch changes, including any possible ratings effect if ACGL determines to no longer consolidate our results into its financial statements;
•if our relationship with HPS changes;
•if unfavorable financial or market trends impact us;
•if our actual losses exceed our loss reserves;
•if we are unable to obtain and retain key personnel;
•if our investments incur significant losses;
•if our financial results fail to meet, as applicable, A.M. Best’s or KBRA’s minimum expectations for our current rating; and/or
•if either A.M. Best or KBRA alters its respective assessment methodologies in a manner that would adversely affect our rating.
In light of the difficulties experienced in the past by many financial institutions, including our competitors in the insurance industry, we believe it is also possible that rating agencies may heighten the level of scrutiny they apply when analyzing companies in our industry, may increase the frequency and scope of their reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in their models and rating methodology for maintenance of certain rating levels.
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
In particular, in May 2020, A.M. Best announced that it had placed the financial strength ratings of our operating subsidiaries and our credit ratings under review with negative implications. In addition, in June 2020, KBRA reaffirmed the “A” insurance financial strength ratings of our operating subsidiaries, and revised the outlook for all of the ratings to negative and, on October 9, 2020, announced that it had placed all of the ratings on “watch developing” status as a result of our entry into the Merger Agreement. For more information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources- Liquidity and Capital Resources-Ratings” in this report.
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
Due to the limited number of such events historically, as well as other uncertainties such as the impact of climate change, there is significant potential for substantial differences between the modeled loss estimate and actual company experience for a single large catastrophic event. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability, frequency and severity of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. Although the loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency, there is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major catastrophes appears to have increased and may continue to increase in the future. Furthermore, the potential difference between our modeled loss estimate and actual company experience could be even greater for perils with less modeled annual frequency, such as a U.S. earthquake, or less modeled annual severity, such as a European windstorm. We also rely upon third-party estimates of industry insured exposures and there is significant variation possible around the relationship between our loss and that of the industry following a catastrophic event.
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
Our operations could also be impacted by catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. A significant pandemic, such as the COVID-19 global pandemic, could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. For example, the continuing COVID-19 global pandemic has continued to impact the global economy, financial markets and our results of operations. For more information, see “Risks related to the COVID-19 global pandemic”. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

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
We currently have access to a $440 million secured credit facility that provides for borrowings as well as two separate letter of credit facilities, one of which is $100 million and secured by collateral assets and the other of which is $50 million and unsecured, that provide for the issuance of letters of credit. These facilities allow us to borrow for investment and general purposes and also to provide collateral to counterparties in the form of letters of credit. If such facilities were to become unavailable, we may be required to liquidate investment assets at inopportune times, forcing us to realize investment losses. Additionally, the unavailability of such facilities may limit our ability to borrow funds for investment purposes, thereby reducing our investment income, or prevent us from writing certain classes of business where collateral in the form of letters of credit is required.
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
We operate within operating procedures that are designed to support our business and comply with our regulatory and reporting requirements, as a well as an enterprise risk management, or ERM, framework that is designed to assess and monitor our risks, and we continue to develop, implement and enhance our operational structure and ERM framework, including exposure management, financial reporting, information technology and internal controls for all of our operating subsidiaries. As part of our operational structure and ERM framework, each of our operating subsidiaries has entered into a services agreement with Arch. Similarly, each of our operating subsidiaries and Watford Trust has entered into investment management agreements with (i) HPS for the management of our non-investment grade investment portfolio and (ii) AIM, HPS and/or third-party managers for the management of our investment grade portfolio. Furthermore, beginning in 2015, we expanded our operations by adding both a Gibraltar-based platform and a U.S.-based platform, with licensed companies in each jurisdiction able to write primary insurance, reinsurance or both, and we are currently in the process of acquiring Axeria IARD, a P&C insurance company based in France. In connection with our overseas expansion, we have hired senior managers to oversee those operations. In addition to our continuing development and implementation of our operational structure and ERM framework, we are incorporating any modifications to this framework into our U.S. and Gibraltar insurance subsidiaries with the goal of integrating this functionality into a consolidated architecture with which we conduct our overall business activities. If our pending acquisition of Axeria IARD is consummated, we expect to similarly integrate Axeria IARD into our structure. However, our management controls may not be adequate to identify, review, monitor, limit or eliminate all risks and exposures, and our employees and the employees of Arch, HPS and other third-party managers may not operate within these controls. Accordingly, there can be no assurance that we will not experience losses from operating risks, including as a result from fraud, errors, failures to document transactions properly or obtain proper internal authorizations, failures to comply with regulatory requirements or information technology failures, and the continuing development of our operational structure or the implementation of our ERM framework will proceed smoothly or on our projected timetable or achieve the aforementioned goals.
Technology breaches or failures, including those resulting from a cyberattack on us or our service providers and program administrators, could disrupt or otherwise negatively impact our business.
We rely on the information technology systems of our service providers and program administrators to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. We also license certain key systems and data from third parties, and cannot be certain that we will continue to have access to such third-party systems and data, or those of comparable providers, or that our information technology or application systems will operate as intended. These systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond the control of our service providers, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers, errors in usage, general technology failures, defects, failures or interruptions, including those caused by worms, viruses, phishing or power failures, in particular, as work forces continue to work remotely. Systemic failures in any of these systems could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. Any such defect or failure, or similar disruption, could cause us to suffer, among other things, loss or misuse of information, increased costs and financial losses, disruption of business, liability to third parties, regulatory intervention and reputational damage and loss of customers, any of which could have a material adverse effect on our business, financial condition and results of operations. Because we rely on the technology systems of our service providers and program administrators for many critical functions, including connecting with our customers, service providers and program administrators, if such systems were to fail or become outmoded, we could experience a significant disruption in our operations and in the business we receive and process, which could adversely affect our results of operations and financial condition. We have received no assurances, and no assurances can be made by us, that unauthorized access to our data or to any of the information technology systems used by us or by our service providers and program administrators will not occur.
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
The regulatory environment surrounding information security and privacy is increasingly changing. We are subject to U.S. federal and state, E.U. and other foreign laws and regulations regarding the protection of personal data and information. These laws and regulations are complex and sometimes conflict, increasing in the scale and depth of their requirements and also often extra-territorial in nature. We could be subject to fines, penalties and/or regulatory enforcement actions in one or more jurisdictions if any person, including any employee, disregards or breaches, whether intentionally or negligently, controls intended to protect the confidential information of our employees, customers or other third parties. Failure to timely report breach incidents under these regulations may also result in fines, penalties and/or other enforcement actions. For example, the New York State Department of Financial Services adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction that came into effect March 1, 2017. California also enacted the California Consumer Privacy Act, which took effect January 1, 2020 and grants California residents certain rights to, among other things, access and delete data about them subject to certain exceptions. Additionally, the General Data Protection Regulations, or GDPR, came into effect on May 25, 2018, and requires businesses offering goods and services to, or monitoring the behavior of, customers in the European Union to comply with onerous accountability obligations and significantly enhanced conditions to processing personal data. Non-compliance with the GDPR could result in a fine of up to 4% of a firm’s global annual revenue per violation. Moreover, in connection with its withdrawal from the European Union, the United Kingdom has implemented the GDPR as of January 1, 2021 (as it existed on December 31, 2020 but subject to certain U.K.-specific amendments) (or U.K. GDPR). Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties.

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
As part of our business strategy, we may make acquisitions either of other companies or selected blocks of business, expand our business lines or enter into joint ventures. For example, we have entered an agreement to acquire Axeria IARD, a P&C insurance company based in France, which acquisition is expected to close in the first quarter of 2021, subject to regulatory approval and other customary closing conditions. Acquisitions may expose us to challenges and risks, including:
•integrating financial and operational reporting systems and establishing satisfactory budgetary and other financial controls;
•funding increased capital needs, overhead expenses or cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;
•obtaining management personnel required for expanded operations;
•obtaining necessary regulatory permissions;
•the value of assets acquired being lower than expected or diminishing due to credit defaults or changes in interest rates and liabilities assumed being greater than expected;
•the assets and liabilities we may acquire being subject to foreign currency exchange rate fluctuation; and
•financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.
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
•retain our relationships with Arch and HPS;
•attract customers;
•attract and retain personnel with underwriting, actuarial and credit analysis expertise;
•maintain commercially acceptable claims-paying ability ratings;
•evaluate effectively the risks that we assume under the policies and contracts that we write; and
•execute our business plan in a timely manner, the failure of which may result in an adverse tax characterization of our company.
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
As of the date hereof, Arch beneficially owned approximately 10.3% of our common shares, and 6.6% of our 8½% cumulative redeemable preference shares. Arch may choose to dispose of some or all of the common shares and preference shares held by it at any time or from time to time, subject to the terms of the voting agreement it entered into with us in connection with the Merger (for more information, see Note 14, “Transactions with related parties” to our consolidated financial statements in Part II, Item 8 of this report). Any disposal of our common shares by Arch will cause the interests of Arch to be less aligned with our interests, and could adversely affect our ratings and/or our reputation, all of which could significantly and negatively affect our business.
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
While overall economic and financial market conditions have slowly improved from the depths of the U.S. recession, there continues to be concern about sustaining growth in the U.S. economy. There can be no assurance that the overall economy will continue to improve or that market conditions will not begin to deteriorate once again. In addition, turbulence in international markets and economies may negatively affect the U.S. economy and financial markets.
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
Our Investment Managers rely extensively on computer programs and systems to trade, clear and settle securities transactions, to evaluate certain securities based on real-time trading information, to monitor their portfolios and to generate risk management and other reports that are critical to their oversight of our investment portfolios. Certain of our Investment Managers’ operations interface with or depend on systems operated by third parties, including their prime brokers and market counterparties, exchanges and similar clearance and settlement facilities, and other parties, and our Investment Managers may not be in a position to verify the exposures or reliability of third-party systems. Our Investment Managers’ and third parties’ programs and systems may be subject to defects, failures or interruptions, including those caused by worms, viruses, phishing and power failures, in particular, as work forces continue to work remotely. Systemic failures in any of these systems could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. Any such defect or failure, or similar disruption, could cause our Investment Managers to suffer, among other things, financial loss, disruption of businesses, liability to third parties, regulatory intervention and reputational damage, any of which could have a material adverse effect on our investments.

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
Although our Investment Managers have each adopted measures to prevent and detect employee errors and misconduct and to select reliable third-party service providers, it is not always possible to deter such misconduct, and the precautions the Investment Managers take to detect and prevent such misconduct may not be effective in all cases. From time to time, our Investment Managers or their affiliates may elect to voluntarily reimburse the investment portfolios for losses suffered as a result of certain trade errors. However, notwithstanding the previous sentence, there should be no expectation that a reimbursement will ever take place and, there should be no reliance on the Investment Managers making any reimbursements to the investment portfolios for losses suffered as a result of such trade errors.
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
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021. LIBOR is the benchmark rate that is used by many banks, borrowers and issuers to set floating interest rates in loan and bond documents. Recognizing the need to replace LIBOR, authorities in the United States convened the Alternative Reference Rate Committee, or ARRC, in 2014 to identify a replacement for LIBOR. In 2017, the ARRC identified the Secured Overnight Financing Rate, or SOFR, which is a combination of certain overnight repo rates, as its preferred alternative to LIBOR, and in April 2018, the Federal Reserve Bank of New York began publishing the SOFR rate. Because SOFR is an overnight right, as compared to the various term rates that are available with LIBOR, and SOFR is also a risk-free rate, as compared to LIBOR which has an embedded credit charge, the transition from LIBOR to SOFR will require adjustments. The uncertainty of these adjustments, and the timing of when the transition will occur, may adversely affect the value of and trading market for LIBOR-based loans and securities. Moreover, the transition to SOFR from LIBOR for U.S. dollar transactions as well as LIBOR transitions in other currencies and any future reform, replacement or disappearance of LIBOR may adversely affect the value of and return of our investment portfolios and our cost of capital. As of December 31, 2020, approximately 44% of our invested assets were floating rate investments, some of which were referenced to LIBOR.
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
Funds in our non-investment grade portfolio may from time to time be invested in the following investments, among others:
•fixed income investments, including, without limitation, corporate debt such as secured and unsecured loans, high yield bonds and structured credit instruments;
•loans of portfolio securities;
•subordinated loans;
•credit default swaps;
•equity securities;
•equity interests;
•equity swaps;
•hedging transactions, including derivatives;
•short positions, including on individual names or indices;
•non-public, restricted and illiquid securities;
•equity and credit index options;
•futures and options;

•call options and put options, on “covered” or “non-covered” bases;
•contracts for differences;
•co-investments and joint ventures;
•special opportunity investments, including, without limitation, as investments in types of activities (such as oil and gas exploration), various types of litigation claims and consumer receivables (such as automobile loans and real estate), commercial receivables, equipment and other leases, residential and commercial mortgage loans, as well as other financial instruments that provide for the contractual or conditional payment of an obligation; and
•other derivative instruments, including those that are not presently contemplated for use or that are currently not available, but that may be developed.
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
Our non-investment grade portfolio is invested in accordance with the investment strategy described in this report. See Part I, Item 1 “Business-Our operations-Investment operations-Non-

investment grade portfolio-Investment strategy.” Over time, this investment strategy is likely to involve more active trading than a typical insurer or reinsurer. We incur certain fees and expenses in connection with HPS’s investing of our non-investment grade portfolio, such as for its day-to-day operations, including brokerage commissions and other transaction costs payable to its brokers. Additionally, HPS’s trading decisions may be made on the basis of short-term market considerations. Therefore, the turnover rate of our non-investment grade portfolio could be significant, requiring substantial commissions and fees. We are also obligated to pay or reimburse certain of HPS’s operating, legal, accounting and auditing fees and other expenses related to its management of our non-investment grade portfolio. Payment of these expenses reduces our returns and are payable regardless of whether we realize any profits.
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
General risks related to debt instruments
The non-investment grade portfolio holds debt instruments, which could result in substantial losses to the portfolio and, as a result, to us. It is anticipated that certain debt instruments held in the non-investment grade portfolio will become non-performing and possibly default. The non-investment grade portfolio may hold debt investments that are secured or unsecured. Unsecured debt investments do not have any collateral supporting the issuer’s obligation to repay the loan. When we invest in unsecured debt, our ability to influence a portfolio company’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior secured creditors. In addition, conditions of the financial markets resulting from the COVID-19 global pandemic have had and may continue to have a negative effect on the value and quality of the assets we hold within our investment portfolios, thereby adversely affecting our investment income and increasing our credit and related risk. For example, we recorded a $262.7 million net investment loss for the first quarter of 2020, which was predominantly the result of $285.5 million of net unrealized "mark-to-market" losses in our non-investment grade fixed-income portfolio due to investment market volatility caused by the economic shutdown mandated by governments around the world related to the COVID-19 pandemic.
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
Our main operating subsidiary, Watford Re, is licensed as an insurer and reinsurer only in Bermuda and has been designated as the “designated insurer” for group supervision purposes. Watford Re is a registered Bermuda Class 4 insurer. As such, it is subject to regulation and supervision in Bermuda. Bermuda insurance statutes, regulations and policies of the BMA require Watford Re to, among other things:
•maintain minimum levels of capital and surplus;
•prescribe and meet solvency standards;
•restrict dividends and distributions;
•limit transfers of ownership and issuances of shares or changes in control of Watford Holdings, as sole shareholder of Watford Re; and
•provide for periodic examinations of Watford Re and Watford Holdings and each entity’s financial condition and the review of actuarial reports related to such examination periods.
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
On January 31, 2020, the United Kingdom ceased to be a member state of the European Union, and on December 31, 2020, the United Kingdom ceased to be part of the E.U. single market and customs union, as well as E.U. policies and international agreements. As a result, the free movement of persons, goods, services and capital between the United Kingdom and the European Union ended, and the European Union and the United Kingdom formed two separate markets and two distinct regulatory and legal spaces. On December 24, 2020, the European Commission reached a trade agreement with the United Kingdom on the terms of its future cooperation with the European Union, which we refer to as the “Trade Agreement”. The Trade Agreement offers U.K. and E.U. companies preferential access to each other's markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the United Kingdom and the European Union will now be on more restricted terms than existed previously.
Notwithstanding the Trade Agreement, there remains uncertainty as to the United Kingdom’s future relationship with the European Union. In particular, there is no certainty that the United Kingdom’s solvency and prudential regime will be deemed “equivalent” to Solvency II or that the United Kingdom will not impose more stringent requirements on companies conducting insurance business in the United Kingdom or the United Kingdom Overseas Territories (including Gibraltar). While U.K. authorized insurers are subject to the United Kingdom's separate domestic prudential regime, which regime is identical to the Solvency II regime from January 1, 2021, the two regimes may begin to diverge over time. The United Kingdom is currently undertaking a review of Solvency II and of the regulatory regime applicable to U.K. authorized insurers and reinsurers.
The full effects of the United Kingdom’s withdrawal from the European Union on the United Kingdom and European economies and the broader global economy are uncertain and the impact could be significant, resulting in negative consequences, such as increased volatility and illiquidity, and potentially lower economic growth in various markets in the United Kingdom, Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets.
The negative impact of these events on economic conditions and global markets could have an adverse effect on our business, financial condition and liquidity. For example, the Euro and the British pound sterling could further depreciate against the U.S. dollar, which in turn could materially adversely impact assets denominated in such currencies held in our investment portfolios or results of our U.K. and European book of business. In addition, the applicable legal framework and the terms of our Euro-denominated insurance policies and reinsurance agreements generally do not address withdrawal by a member state from the Eurozone or a break-up of the European Union, which could create uncertainty in our payment obligations and rights under those policies and agreements as a result of the United Kingdom’s withdrawal from the European Union or in the event that such a break-up of the European Union does occur.
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
If Watford Holdings, Watford Re or any of our other non-U.S. subsidiaries were treated as engaged in a trade or business within the United States, such entity would be subject to U.S. federal income taxation on income that is effectively connected with such trade or business and U.S. branch profits tax on its dividend equivalent amount (generally, its after-tax effectively connected income). Based on the past, current and anticipated activities of Watford Holdings, Watford Re and our other non-

U.S. subsidiaries, we believe that each of Watford Holdings, Watford Re and our other non-U.S. subsidiaries should not be treated as engaged or as having engaged in a trade or business within the United States. However, there are no definitive standards provided by the Internal Revenue Code of 1986, as amended, or the Code, regulations or court decisions as to the specific activities that constitute the conduct of a trade or business within the United States, and any such determination is essentially factual in nature. Therefore, there can be no assurance that the U.S. Internal Revenue Service, or the IRS, will not successfully contend that Watford Holdings, Watford Re, or any other non-U.S. subsidiary is engaged, has been engaged or will be engaged in a trade or business within the United States by reason of such entity’s activities, including its insurance-related activities and its investment activities and any activities performed on such entity’s behalf. Any such U.S. federal income taxation and U.S. branch profits tax would result in substantial tax liabilities and consequently would have a materially adverse effect upon Watford Holdings and Watford Re’s results of operations. Even if Watford Holdings, Watford Re and our non-U.S. subsidiaries are not and have not been engaged in a trade or business within the United States, they will nonetheless be subject to U.S. federal income taxation on certain fixed or determinable annual or periodical gains, profits and income (such as dividends and certain interest on investments) derived from sources within the United States, and could be subject to tax in other jurisdictions in which we operate.
U.S. Holders may be subject to certain adverse tax consequences based on the application of rules regarding passive foreign investment companies, or PFICs.
Significant potential adverse U.S. federal income tax consequences generally apply to any United States person who owns shares in a PFIC. Although not entirely free from doubt due to a lack of directly governing authority, we currently believe that Watford Holdings and Watford Re should not be treated as PFICs under currently applicable law because we believe that Watford Re’s income qualifies for an exception to the PFIC rules for income that is derived in the active conduct of an insurance business by a corporation satisfying certain requirements, which we refer to as the Insurance Company Exception. However, because of a lack of clarity regarding the scope of the Insurance Company Exception, there is significant uncertainty as to whether the Insurance Company Exception applies to Watford Holdings and Watford Re. Furthermore, there are no final regulations or other definitive authority interpreting certain aspects of the Insurance Company Exception and, in particular, its application to Watford Re’s particular circumstances, including its arrangement with AUL. Moreover, the Treasury has issued certain proposed regulations that, while not currently effective, could adversely impact the ability of Watford Re to qualify for the Insurance Company Exception if finalized in their current form. As a result, the IRS could seek to characterize Watford Holdings and Watford Re as PFICs, or Watford Holdings and Watford Re could become PFICs in future years under future guidance. Because of the lack of clarity regarding the Insurance Company Exception, we can provide no assurances that the IRS will not seek to treat Watford Holdings and Watford Re as PFICs.
The United States Tax Cuts and Jobs Act, or the TCJA, which was enacted into law in December of 2017, modified certain aspects of the U.S. Internal Revenue Code, including a number of provisions that impact insurance companies. In particular, the TCJA modified the Insurance Company Exception so that, with respect to taxable years beginning after December 31, 2017, only a “qualifying insurance corporation” is eligible for the exception. The TCJA generally defines a qualifying insurance corporation as a foreign corporation that would be subject to U.S. federal income tax as an insurance company if it were a domestic corporation and whose “applicable insurance liabilities” constitute more than 25% of the company’s total assets, determined on the basis of a financial statement of the company that meets certain requirements, which we refer to as the Insurance Liabilities Test. Although we believe that Watford Re has satisfied the Insurance Liabilities Test in prior years, there has been considerable uncertainty regarding the application of this test, and no assurance can be provided that the IRS would not interpret certain aspects of the Insurance Liabilities Test in a manner different from us. In addition, the Treasury recently released certain final regulations and proposed regulations regarding the application of the Insurance Company Exception and the Insurance Liabilities Test, which we refer to as the 2020 Final Regulations and the

2020 Proposed Regulations, respectively. These regulations were released in advance form on December 4, 2020 and published by the Treasury on January 15, 2021. The 2020 Final Regulations included certain rules clarifying the application of the Insurance Liabilities Test and certain other aspects of the Insurance Company Exception for future taxable years. Although we expect Watford Re to continue to satisfy the Insurance Liabilities Test during its current and future years, Watford Re's ability to satisfy the test will depend on its actual operating results, and as a result no assurance can be provided that the Watford Re will satisfy the test under all circumstances.
The PFIC rules include a look-through rule under which a foreign corporation that owns 25% or more of the stock of another corporation is generally treated as directly holding its proportionate share of the assets and directly recognizing its proportionate share of the income of the second corporation for purposes of determining if the first corporation is a PFIC. Prior to the 2020 Final Regulations, it was not entirely clear how this look-through rule interacted with the definition of a qualifying insurance corporation, and in particular whether companies within a corporate group must individually satisfy the requirements to be treated as qualifying insurance corporations or whether the group must satisfy these requirements on an aggregate basis after applying the look-through rule. The 2020 Final Regulations clarify that the qualifying insurance company definition is generally applied to an individual insurance corporation within a group, with only limited application of the look-through rule. As a result, we generally expect that Watford Holdings should not be treated as a PFIC provided that Watford Re qualifies for the Insurance Company Exception on a standalone basis. However, although not expected, it is possible that Watford Holdings could be treated as a PFIC as a result of the activities of subsidiaries other than Watford Re.
In order for an insurance company to satisfy the Insurance Company Exception, the company must be engaged in the active conduct of an insurance business. There is limited final guidance regarding what causes an insurance business to be actively conducted, and as a result there has been considerable uncertainty in the law regarding what constitutes the active conduct of an insurance business. In recent years, the Treasury has proposed regulations that would impose specific requirements for an insurance business to be treated as actively conducted. Most recently, the 2020 Proposed Regulations withdrew prior proposed regulations and proposed new requirements for an insurance company to be treated as actively conducted. The portions of the 2020 Proposed Regulations relating to the active conduct of an insurance business are proposed to apply on a prospective basis after they are finalized, and as a result are not currently effective, although taxpayers can choose to rely on them for prior periods. However, if finalized in their current form, these proposed requirements would adversely impact the ability of Watford Re and Watford Holdings to avoid being treated as PFICs. Watford Re and Watford Holdings may need to make changes to their operations in order to avoid being treated as PFICs during any period that the 2020 Proposed Regulations become effective, and there can be no assurance that Watford Re or Watford Holdings would be able to comply with these requirements. In addition, given the lack of currently applicable authority regarding the Insurance Company Exception, no assurance can be provided that that taxing authorities may not seek to apply principles similar to the 2020 Proposed Regulations or prior proposals in interpreting the Insurance Company Exception for prior periods, notwithstanding the prospective application of those regulations, or may not otherwise interpret the Insurance Company Exception in a manner that causes Watford Re and Watford Holdings to be treated as PFICs. It is not possible to predict when and in what form the 2020 Proposed Regulations or any other future guidance will be finalized, and no assurance can be provided that any future guidance relating to the Insurance Company Exception will not apply retroactively. As a result, no assurance can be provided that the IRS would not seek to treat Watford Holdings and Watford Re as PFICs, or that Watford Holdings and Watford Re will not become PFICs in the future under future guidance.
As a result, although we believe that Watford Re should meet the requirements to be treated as a qualifying insurance corporation under currently applicable law, no assurance can be provided that the IRS will not successfully challenge this qualification or that this qualification will no longer apply under future guidance, in which case Watford Re and Watford Holdings would be treated as PFICs.

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
If Watford Holdings and Watford Re are classified as PFICs, a U.S. Holder (as defined below) generally will be subject to a special tax and an interest charge upon the sale of its shares or receipt of an “excess distribution” with respect to its shares, in addition to other adverse tax consequences. A U.S. Holder is a beneficial owner of our shares that, for U.S. federal income tax purposes, is:
•an individual who is a citizen or resident of the United States;
•a corporation or other entity taxable as a corporation created or organized under the laws of the United States, any state thereof or the District of Columbia;
•an estate, the income of which is subject to U.S. federal income taxation regardless of the source; or
•a trust, if a court within the United States is able to exercise primary supervision over the trust’s administration and one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code) have the authority to control all of its substantial decisions, or if a valid election to be treated as a United States person is in effect with respect to such trust.
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
The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business, whether a company is a PFIC (including whether it qualifies for the Insurance Company Exception) or whether a company is a CFC earning subpart F income or RPII, are subject to change, possibly on a retroactive basis. In particular, the TCJA included various provisions that impact the U.S. federal income taxation of insurance companies and their shareholders, and forthcoming guidance issues by the IRS, including regarding the scope of the Insurance Company Exception, could adversely impact the taxation of such persons. Furthermore, the Treasury recently issued the 2020 Final Regulations, which clarify certain aspects of the application of the PFIC rules to an insurance company, and the 2020 Proposed Regulations, which would impose certain additional requirements on an insurance company in order for the company to avoid being treated as a PFIC. If finalized in their current form, the 2020 Proposed Regulations would adversely impact the ability of Watford Holdings and Watford Re to qualify for the Insurance Company Exception. It is possible that the IRS may issue new regulations or pronouncements interpreting or clarifying such rules. The IRS previously announced that it intends to scrutinize the activities of purported insurance companies organized outside of the United States, including insurance companies that invest a significant portion of their assets in alternative investment strategies, and will apply the PFIC rules where it determines that a non-U.S. corporation is not an insurance company for U.S. federal income tax purposes. As a result, the IRS may release guidance interpreting the TCJA’s changes to the Insurance Company Exception, finalize the 2020 Proposed Regulations or release other guidance that could adversely impact the ability of Watford Holdings and Watford Re to qualify for the Insurance Company Exception. Such guidance could apply on either a prospective or retroactive basis. It is also possible that the U.S. Congress could pass additional legislation that impacts the taxation of Watford Holdings and its subsidiaries and shareholders.
We are not able to predict if and when the 2020 Proposed Regulations will be finalized, if, when or in what form any additional guidance will be provided by the IRS, or whether any such guidance will have a retroactive effect. If Watford Holdings’ and Watford Re’s organization and operations do not satisfy the requirements imposed by the Insurance Company Exception as modified by further TCJA guidance, the 2020 Proposed Regulations when finalized or any other IRS guidance, Watford Holdings and Watford Re could be required to modify their organization and operations in order to qualify for the Insurance Company Exception in light of such IRS guidance. There is no assurance that Watford Holdings or Watford Re will successfully implement such modifications in all circumstances. As a result, it is possible that Watford Holdings and Watford Re could be treated as PFICs under forthcoming IRS guidance. Prospective investors are urged to consult their own tax advisors in assessing their tolerance of this risk.

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

•the effect of the pending Merger on our business relationships (including, without limitation, customers and suppliers), operating results and business generally;
•the amount of the costs, fees, expenses and charges related to the Merger;
•any future sales of our common shares or other securities;
•potential characterization of us or any of our subsidiaries as a PFIC;
•regulatory developments; and
•additions or departures of key personnel.
In particular, there is a risk that our share price may decline significantly if the Merger is not completed.
In addition, since March 2020, the stock market has experienced significant price and volume fluctuations as a result of the COVID-19 global pandemic. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.
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
Sales of substantial amounts of our common shares in the public market, or the perception that these sales could occur, could cause the market price of our common shares to decline. As of December 31, 2020, we had 19,886,979 outstanding common shares, of which 16,957,538 common shares are freely transferable without restriction. The remaining 2,929,441 common shares are owned directly or indirectly by our directors, executive officers and Arch, and may be resold publicly subject to volume and other restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended, subject, in the case of Arch, to the terms of the voting agreement it entered into with us in connection with the Merger (for more information, see Note 14, “Transactions with related parties” to our consolidated financial statements in Part II, Item 8 of this report). In addition, there are an aggregate of 678,437 common shares reserved for future grant or issuance under the 2018 Incentive Plan. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our common shares could decline.
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
We may want or need to raise additional capital in the future through offerings of debt or equity securities or otherwise in order to, among other uses:
•pay claims;
•operate and expand our business;
•to the extent declared, pay dividends (including the payment of dividends to the holders of our preference shares);
•replace or improve capital in the event of significant reinsurance losses or adverse reserve developments;
•fund liquidity needs caused by investment losses;
•satisfy letters of credit or guarantee bond requirements that may be imposed by our clients or by regulators;
•meet rating agency or regulatory capital requirements; and
•respond to competitive pressures.
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
As of the date hereof, Arch beneficially owned approximately 10.3% in the aggregate of our issued and outstanding common shares. In addition, certain employees of and other persons affiliated with Arch and HPS also own our common shares. As a result, Arch and HPS, as well as employees or persons otherwise affiliated with Arch and HPS, could exercise significant influence over all matters requiring shareholder approval for the foreseeable future, including approval of significant corporate transactions, such as the Merger, which may reduce the market price of our common shares.
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
Our bye-laws contain certain provisions that could delay or prevent changes in the board of directors or management or a change of control that a shareholder might consider favorable. These provisions may encourage companies interested in acquiring us to negotiate in advance with our board of directors, since the board of directors has the authority to overrule the operation of several of the limitations. Even in the absence of a takeover attempt, these provisions may adversely affect the value of our common shares if they are viewed as discouraging takeover attempts in the future. For example, provisions in the bye-laws that could delay or prevent a change in the board of directors or management or change in control include:
•the authorized number of directors may be increased by resolution adopted by the affirmative vote of a majority of the board of directors;
•Arch has the right to appoint two individuals to serve as directors on our board of directors, subject to certain conditions;
•the board of directors is a classified board in which the directors of the class elected at each annual general meeting holds office for a term of three years, with the term of each class expiring at successive annual general meetings of shareholders;
•shareholders have the ability to remove directors for cause and only with the approval of a majority of the total combined voting power of the issued and outstanding shares entitled to vote for the election of directors;
•any vacancy on our board of directors may be filled at the meeting at which such director is removed upon the affirmative vote of the holders of a majority of the total combined voting power of the issued and outstanding shares entitled to vote. In the absence of such election or appointment, the board of directors may fill the vacancy. In the event the vacancy to be filled is for a director appointed by Arch, then Arch shall have the right to appoint the director to fill such vacancy;
•a plurality of the votes cast is required for the election of directors;
•shareholder action may only be taken at an annual meeting or special meeting of shareholders and may not be taken by written consent in lieu of a meeting;
•advance notice of shareholders’ proposals is required in connection with annual general meetings;
•a supermajority vote of shareholders is required to effect certain amendments to our bye-laws;
•we are prohibited from engaging in a business combination with a person who acquires at least 15% of our common shares for a period of three years from the date such person acquired such common shares unless such business combination is approved prior to the acquisition by our board of directors and shareholders;
•subject to any resolution of our shareholders to the contrary, our board of directors is permitted to issue any of our authorized but unissued shares and to fix the price, rights,

preferences, privileges and restrictions of any such shares without any further vote or action by our shareholders;
•the quorum required for a general meeting of shareholders is two or more persons present in person at the start of the meeting and representing in person or by proxy not less than a majority of the total combined voting power of the issued and outstanding shares entitled to vote; and
•subject to limited exceptions, each holder of shares generally will be limited to voting (directly, indirectly or constructively, as determined for U.S. federal income tax purposes) that number of shares equal to 9.9% of the total combined voting power of all classes of shares of our company entitled to vote.
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
Interested directors
Bermuda law provides that we cannot void any transaction we enter into in which a director has an interest, nor can such director be liable to us for any profit realized pursuant to such transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. Under Delaware law such transaction would not be voidable if:
•the material facts as to such interested director’s relationship or interests were disclosed or were known to the board of directors and the board of directors had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;
•such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or
•the transaction was fair to the corporation as of the time it was authorized, approved or ratified.

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
Under our bye-laws and subject to Bermuda law, if the board of directors determines, from time to time and at any time, that ownership of shares by any shareholders may result in any adverse tax, regulatory or legal consequence to us or any of our subsidiaries, then the board of directors may, in its absolute discretion, determine the extent to which it is necessary or advisable to require the sale by such shareholders in order to avoid or cure such violation or adverse consequences (the shares subject to such determination, the repurchase securities). If the board of directors has determined it is necessary or advisable to require the sale by such shareholders of such repurchase securities, it may provide written notice to the affected shareholders setting forth the amount and nature of the repurchase securities and the identity of the affected shareholders holding such repurchase securities. We have the option, but not the obligation, to elect to purchase all or part of the repurchase securities at the lower of (i) the price (as determined in the sole and absolute discretion of the board of directors) at which such repurchase securities were acquired by the applicable shareholder or (ii) the fair market value of the repurchase securities on the business day immediately prior to the date we send the repurchase notice. However, under the Merger Agreement, we have agreed not to repurchase any of our shares prior to the consummation of the Merger or the earlier termination of the Merger Agreement.

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
We are required to file annual, quarterly and other reports with the SEC. We are required to prepare and timely file financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements, under the listing standards of the Nasdaq Stock Market LLC and the Sarbanes-Oxley Act, which impose significant compliance costs and obligations upon us. Being a public company requires a significant commitment of resources and management oversight, which increases our operating costs, including as a result of our engagement of a third party to assist us in developing our internal audit function. Such requirements also place significant demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:
•prepare and file periodic reports, and distribute other shareholder communications, in compliance with the federal securities laws and the Nasdaq Stock Market rules;
•maintain comprehensive compliance, investor relations and internal audit functions; and
•evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.
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
There can be no assurance that the proposed Merger will occur. Consummation of the Merger is subject to certain customary conditions, including, without limitation: (i) approval of the Merger Agreement and the transactions contemplated thereby by the affirmative votes of not less than 50% of the holders of our outstanding common shares and preference shares voting as a single class at a meeting of our shareholders; (ii) the receipt of certain remaining regulatory approvals without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (iii) the absence of any law, judgment or other legal restraint that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (iv) the accuracy of each party’s representations and warranties (subject to certain qualifications); (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (vi) the absence of a material adverse effect on our company since the date of the Merger Agreement. In addition, HoldCo’s and Arch’s obligation to consummate the Merger is conditioned on our non-investment grade portfolio not suffering a loss of more than $208 million from September 30, 2020, through the date that is two business days prior to the closing of the Merger.
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

Item 3. Legal proceedings
Two lawsuits challenging the Merger have been filed in the Supreme Court of the State of New York, New York County. The first action was filed on January 20, 2021, captioned Canh v. Watford Holdings Ltd., et al., No. 650415/2021 (N.Y. Sup. Ct.) (which we refer to as the “Canh Action”). The second action was filed on January 25, 2021, captioned Ciccotelli v. Watford Holdings Ltd., et al., No.650544/2021 (N.Y. Sup. Ct.) (which we refer to as the “Ciccotelli Action”). Both lawsuits name us and our directors as defendants.
The Canh Action is a putative shareholder class action. The plaintiff claims to be a shareholder of our company. He asserts that our directors breached their fiduciary duties in connection with the Merger by, among other things, (i) agreeing to the merger and allegedly failing to obtain maximum value for our company in connection therewith; and (ii) allegedly failing to disclose certain purportedly material information relating to the Merger. The plaintiff alleges that we aided and abetted the directors’ purported breaches of fiduciary duty. The plaintiff seeks, among other relief: (i) an injunction barring the Merger and ordering our directors to obtain an un-specified different transaction “in the best interest” of our company and our shareholders; (ii) rescission or rescissory damages in the event the Merger is consummated; (iii) a declaration that the directors have breached their fiduciary duties; (iv) an order directing us and our directors to account for damages; and (v) costs and fees in connection with the lawsuit.
The Ciccotelli Action is brought solely on behalf of the named plaintiff, who claims to be a shareholder of our company. The plaintiff asserts that our directors breached their fiduciary duties by allegedly failing to disclose certain purportedly material information relating to the Merger. The plaintiff alleges that we aided and abetted the directors’ purported breaches of fiduciary duty. The plaintiff seeks, among other relief: (i) a preliminary and permanent injunction barring the Merger and directing the defendants to disseminate additional information relating to the Merger; (ii) rescission or rescissory damages in the event the Merger is consummated; (iii) a declaration that the directors have breached their fiduciary duties; and (iv) costs and fees in connection with the lawsuit.
Other potential plaintiffs may also file additional lawsuits challenging the Merger. The outcome of Canh Action, the Ciccotelli Action, and any additional future litigation is uncertain. Such litigation, if not resolved, could prevent or delay completion of the Merger and result in substantial costs to us, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the Merger is the absence of any law, injunction or order by any governmental entity enjoining or otherwise prohibiting the consummation of the Merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect our business, financial condition, results of operations and cash flows.
In addition, we, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. Except as described above, we are not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.

Item 4. Mine safety disclosures
None.

Part II.
Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities
Market information
Our common shares began trading on the Nasdaq Global Select Market on March 28, 2019 under the symbol “WTRE.” Prior to such time, there was no public market for our common shares.
Holders
As of February 23, 2021, the number of holders of record of our common shares was 59. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Dividend policy
We do not expect to declare or pay dividends on our common shares for the foreseeable future. In addition, we are prohibited from declaring or paying dividends on our common shares at any time prior to the consummation of the Merger or the earlier termination of the Merger Agreement. We intend to retain all of our future earnings, if any, generated by our operations for the development and growth of our business.
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
Performance graph
Below is a graph which compares the cumulative total shareholder return on our common shares from March 28, 2019, the date on which our common shares commenced trading on the Nasdaq Global Select Market, through December 31, 2020, against the cumulative total return for the same period of (i) the S&P 500 Composite Stock Index and (ii) the S&P 500 Property & Casualty Insurance Index. The results are based on an assumed $100 invested on March 28, 2019. The share price performance presented below is not necessarily indicative of future results.

	Base Period
Company Name / Index	3/28/2019	12/31/2019	12/31/2020
Watford Holdings Ltd.	$100.00	$93.19	$128.15
S&P 500 Index	$100.00	$116.48	$137.91
S&P 500 Property & Casualty Insurance Index	$100.00	$110.22	$117.89
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
Issuer Purchases of Equity Securities
During the year ended December 31, 2020, we repurchased 127,744 of our common shares in the open market at an average price per share of $22.42, for an aggregate cost of $2.9 million, excluding transaction costs, under our current share repurchase program.
During the year ended December 31, 2019, we repurchased 2,789,405 of our common shares in the open market at an average price per share of $26.89, for an aggregate cost of $75.0 million, excluding transaction costs.
During the three months ended December 31, 2020, we did not repurchase any of our common shares under the share repurchase program and approximately $47.1 million of unused share repurchase capacity remained available under our current share repurchase program. However, we do not anticipate making any further repurchases under the share repurchase program due to the pending acquisition by HoldCo. In particular, the Merger Agreement generally prohibits us from repurchasing our shares as well as certain other securities prior to the consummation of the Merger or the earlier termination of the Merger Agreement.

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
Beginning dollar amount available to be repurchased				$47,136
10/1/2020 - 10/31/2020	—	$—	—	—
11/1/2020 - 11/30/2020	—	—	—	—
12/1/2020 - 12/31/2020	—	—	—	—
Total	—	$—	—	$47,136

Item 6. Selected financial data
The tables below present our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2020. The selected consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s discussion and analysis of financial condition and Results of operations” and our consolidated financial statements and the accompanying notes, included in Part II, Item 8, “Consolidated financial statements” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	($ in thousands except per share data)
Selected statement of operations data:
Gross premiums written	$728,546	$754,881	$735,015	$600,304	$535,094
Net premiums written	537,589	532,862	604,175	553,117	513,788
Net premiums earned	560,351	556,690	578,862	531,726	467,970
Net interest income	106,390	116,211	107,533	86,523	89,818
Net investment income (loss)	113,982	128,263	(6,349)	72,738	146,396
Total revenues	676,378	687,365	575,235	607,644	618,112
Net income (loss) available to common shareholders	$60,512	$44,745	$(54,516)	$(8,892)	$127,100
Earnings (loss) per diluted common share (1)	$3.04	$2.00	$(2.40)	$(0.39)	$5.60
Return on average equity (2)	7.8%	4.8%	(5.7)%	(0.9)%	14.3%
	At December 31,
	2020	2019	2018	2017	2016
Selected balance sheet data:
Total investments	$2,498,841	$2,709,137	$2,738,367	$2,496,215	$1,923,549
Net assets (3)	2,300,412	2,170,726	2,019,348	1,924,809	1,606,952
Premiums receivable	224,377	273,657	227,301	177,492	189,911
Cash and cash equivalents	211,451	102,437	63,529	54,503	74,893
Total Assets	3,532,060	3,550,856	3,372,856	3,014,583	2,382,750
Reserves for losses and loss adjustment expenses	1,519,583	1,263,628	1,032,760	798,262	510,809
Unearned premiums	407,714	438,907	390,114	330,644	293,480
Revolving credit agreement borrowings	211,640	484,287	693,917	549,165	258,861
Senior notes	172,689	172,418	—	—	—
Total liabilities	2,538,318	2,626,198	2,262,256	1,846,079	1,205,126
Contingently redeemable preferred shares	52,398	52,305	220,992	220,622	220,253
Total shareholders’ equity	941,344	872,353	889,608	947,882	957,371
Book value per diluted common share (4)	$47.08	$43.49	$39.22	$41.79	$42.21
Growth in book value per diluted common share (4)	8.3%	10.9%	(6.1)%	(1.0)%	15.3%
(1) Earnings (loss) per diluted common share is based on the weighted average number of diluted common shares outstanding during the period. The weighted average number of diluted common shares excludes shares that were issuable upon the exercise of the warrants previously held by Arch and HPS. These warrants were exercisable at any time following the listing of our common shares on the Nasdaq Global Select Market for an aggregate of 975,503 and 729,188 common shares, respectively. The warrants were not exercised and expired on March 25, 2020.
(2) Return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. For the twelve-month period, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period.
(3) Net assets is calculated as the sum of total investments, accrued investment income and receivables for securities sold, less revolving credit agreement borrowings, payable for securities purchased and payable for securities sold short.
(4) Book value per diluted common share is calculated by dividing total shareholders’ equity by the number of diluted common shares outstanding at the end of each reporting period. Growth in book value per diluted common share is calculated as the percentage change in value of beginning and ending book value per diluted common share over the reporting period.

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
Overview
We are a global property and casualty, or P&C, insurance and reinsurance company with approximately $1.2 billion in capital as of December 31, 2020, comprised of $172.7 million of senior notes, $52.4 million of contingently redeemable preference shares and $941.3 million of common shareholders’ equity. Through operations in Bermuda, the United States and Europe, we write insurance and reinsurance on a worldwide basis. Our objective is to deliver attractive returns to shareholders by combining disciplined underwriting with superior investment management. Our strategy combines a diversified, casualty-focused underwriting portfolio, accessed through our multi-year, renewable strategic underwriting management relationship with Arch, with a disciplined investment strategy comprised primarily of non-investment grade corporate credit assets, managed by HPS. In addition, we have a services arrangement with AIM and other Investment Managers to manage our investment grade portfolio.
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
The consummation of the Merger is subject to the satisfaction of certain remaining customary closing conditions, including, without limitation, (i) approval of the Merger Agreement and the transactions contemplated thereby by the affirmative votes of not less than 50% of the holders of our outstanding common shares and preference shares voting as a single class at a meeting of our shareholders; (ii) the receipt of certain remaining regulatory approvals without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (iii) the absence of any law, judgment or other legal restraint that prevents, makes illegal or prohibits the consummation of the Merger and the other transactions contemplated by the Merger Agreement; (iv) the accuracy of each party’s representations and warranties (subject to certain qualifications); (v) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (vi) the absence of a material adverse effect on our company since the date of the Merger Agreement. In addition, HoldCo’s and Arch’s obligation to consummate the Merger is conditioned on our non-investment grade portfolio not suffering a loss of more than $208 million from September 30, 2020, through the date that is two business days prior to the closing of the Merger.
The Merger Agreement includes customary representations, warranties and covenants of Watford, HoldCo, Arch and Merger Sub. Among other things, we have agreed to customary covenants regarding the operation of our business prior to the closing. We are permitted to pay regular quarterly dividends on our preference shares pursuant to the Merger Agreement. We currently anticipate that the Merger will close in the first half of 2021, subject to the satisfaction of the remaining customary closing conditions.
Current outlook
The outbreak of COVID-19 began significantly impacting the U.S. and global markets during the 2020 first quarter and the pandemic has continued to cause unprecedented economic volatility and disruption globally throughout 2020. We remain committed to the safety of our employees, including restricting travel and instituting a work from home policy. These actions have helped prevent a major disruption to our operations or our ability to service our clients.
The impact of the COVID-19 global pandemic on the worldwide economy has changed some aspects of our outlook. There could be elevated claims activity in certain lines of business and growth in written premium may be harder to achieve in a recessionary economy. At this time, there continues to be significant uncertainty surrounding the ultimate number of insurance claims and scope of damage resulting from this pandemic. Our estimates across our insurance and reinsurance lines of business are based on currently available information derived from modeling techniques, preliminary claims information obtained from our clients and brokers, a review of relevant in-force contracts with potential exposure to the pandemic and estimates of reinsurance recoverables. These estimates include losses related only to claims incurred as of December 31, 2020. Actual losses from these events may vary materially from the estimates due to several factors, including the inherent uncertainties in making such determinations and the evolving nature of this pandemic. In spite of these challenges, we will continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and will continue to focus on writing medium to long tail business. The severity, duration and long-term impacts of the COVID-19 global pandemic are difficult to predict, but we remain committed to our clients and the markets we serve.

We believe that we are relatively less exposed to COVID-19 global pandemic-related underwriting losses than many industry peers. For example, we have either no, or de minimis, premium writings in life, accident and health, event cancellation, trade credit, travel or pandemic specific coverages that respond directly to COVID-19 global pandemic-related losses. With regard to the potential exposure to business interruption losses, we write a limited amount of commercial property exposure, mainly emanating from our property catastrophe line of business. We reserved $5.5 million in 2020 for COVID-19 global pandemic related business interruption losses in our property catastrophe lines of business. We continue to monitor our potential COVID-19 global pandemic exposures across all our lines of business.
We believe that mortgage insurance may potentially be affected by the COVID-19 global pandemic. We write U.S. mortgage risk through a government sponsored enterprise (or “GSE”) credit risk transfer program and have international mortgage exposure through certain reinsurance contracts. Most of our exposure is for mortgages that were originated prior to 2018. Based upon an internal actuarial review, we increased our loss provision in 2020 to account for a potential increase in defaults in our mortgage insurance portfolio.
In April 2020, we significantly reduced our exposure to U.S. mortgage risk by transferring part of that risk to other parties. This action bolstered our economic capital position at a time of significant macro-economic uncertainty. While the transferred business had historically been profitable, we believe this was a prudent and responsible course of action given the negative and uncertain economic outlook created by the pandemic.
We believe the casualty lines most likely to be adversely affected by the COVID-19 global pandemic are workers' compensation, professional liability and medical malpractice. In 2020, we recognized a nominal IBNR provision in our loss reserves for COVID-19 global pandemic-related casualty losses occurring prior to December 31, 2020.
Conversely, we believe the insurance and reinsurance market environment is showing signs of noticeable price improvement. Primary rates in most casualty lines, apart from workers’ compensation, continue to be strong, albeit, we believe, partly in response to higher perceived social inflation. Property catastrophe reinsurance rates are up meaningfully, retrocession capacity is shrinking, and ceding commissions have reduced modestly on some proportional casualty treaties. We believe the factors supporting a continued favorable pricing environment include the low interest rate environment, three consecutive years of significant multiple catastrophe events, and signs of weakness in the adequacy of prior period loss reserves for some industry participants.
Against this backdrop and taking into account the planned Merger, we are selectively growing our business in areas that we believe present attractive opportunities and meet our risk and return criteria. We continue to see good growth opportunities in the insurance market. In particular, our insurance underwriting platforms in the United States and Europe continued their growth in premiums during 2020.
We also see opportunities on the reinsurance side in general liability, commercial auto liability and other casualty lines. Our current underwriting portfolio has concentrations in general liability, professional liability, multiline, workers’ compensation and motor product lines through reinsurance of third-party cedants and retrocessions from Arch.
Despite positive earnings in our non-investment grade strategy, we have reduced our exposure to this strategy by reducing the assets in our non-investment grade portfolio throughout 2020. This reduction was a result of both the COVID-19 induced mark-to-market volatility we experienced on our non-investment grade investments in the first quarter of 2020, as well as the fact that credit spreads tightened through the year reducing attractive opportunities to deploy our capital in this strategy. Year over year, we have reduced our non-investment grade portfolio’s net assets by approximately $100 million and the total investments excluding short term investments by over $200 million.

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
Financial measures and ratios
Our management and board of directors use financial indicators and ratios in evaluating our performance and measuring the overall growth in value generated for our common shareholders. The key financial measures that we believe are meaningful in analyzing our performance are: underwriting income (loss), combined ratio, adjusted underwriting income (loss), adjusted combined ratio, net interest income, net interest income yield on average net assets (including the non-investment grade portfolio and investment grade portfolio components thereof), net investment income (loss), net investment income return on average net assets, net investment income return on average total investments (excluding accrued investment income) (including the non-investment grade portfolio and investment grade portfolio components thereof), book value per diluted common share, growth in book value per diluted common share and return on average equity.

The table below shows the key performance indicators for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands, except percentages and per share data)
Key underwriting metrics:
Underwriting income (loss)	$(34,013)	$(54,076)	$(25,840)
Combined ratio	106.1%	109.7%	104.5%
Adjusted underwriting income (loss)	$(20,835)	$(40,852)	$(19,009)
Adjusted combined ratio	103.7%	107.3%	103.3%
Key investment return metrics:
Net interest income	$106,390	$116,211	$107,533
Net interest income yield on average net assets (1)	5.1%	5.4%	5.4%
Non-investment grade portfolio (1)	6.7%	6.8%	7.0%
Investment grade portfolio (1)	1.6%	2.5%	1.9%
Net investment income (loss)	$113,982	$128,263	$(6,349)
Net investment income return on average net assets (1)	5.4%	6.0%	(0.3)%
Non-investment grade portfolio (1)	6.5%	6.8%	(0.2)%
Investment grade portfolio (1)	3.0%	3.9%	0.9%
Net investment income return on average total investments (excluding accrued investment income) (2)	4.4%	4.6%	(0.2)%
Non-investment grade portfolio (2)	5.3%	5.7%	(0.1)%
Investment grade portfolio (2)	3.0%	3.9%	0.9%
Key shareholders’ value creation metrics:
Book value per diluted common share (3)	$47.08	$43.49	$39.22
Growth in book value per diluted share (3)	8.3%	10.9%	(6.1)%
Return on average equity (4)	7.8%	4.8%	(5.7)%
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
Underwriting income (loss)
Underwriting income (loss) is a non-U.S. GAAP financial measure. We define underwriting income (loss) as net premiums earned less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses. Underwriting income (loss) is one of the ways we evaluate the performance of our underwriting segment, and does not include other underwriting income (loss), net investment income (loss), interest expense, net foreign exchange gains (losses), transaction costs and other, income tax expense (benefit) and preference dividends. Although these items are an integral part of our operations, with the exception of other underwriting income (loss), they are independent of the underwriting process and result, in large part, from general economic and financial market conditions. We include other underwriting income (loss) in our adjusted underwriting income (loss), as described in more detail below. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of underwriting income to net income (loss) available to common shareholders.
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
Adjusted underwriting income (loss)
Adjusted underwriting income (loss) is a non-U.S. GAAP financial measure. We define adjusted underwriting income (loss) as underwriting income (loss) plus other underwriting income (loss) less certain corporate expenses. Adjusted underwriting income (loss) is one of the ways we evaluate the performance of our underwriting segment. We include other underwriting income (loss), as our underwriting strategy allows us to enter into government-sponsored enterprise credit-risk sharing transactions. Certain corporate expenses are generally comprised of costs associated with the ongoing operations of the holding company, such as compensation of certain executives, and costs associated with the initial setup of subsidiaries. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of adjusted underwriting income to net income (loss) available to common shareholders.
Adjusted combined ratio
Adjusted combined ratio is a non-U.S. GAAP financial measure. The adjusted combined ratio is calculated as the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses less certain corporate expenses, divided by the sum of net premiums earned and other underwriting income (loss). This ratio is a measure of our underwriting and operational profitability but does not include certain corporate expenses or net investment income earned on underwriting cash flows. Certain corporate expenses are generally comprised of costs associated with the ongoing operations of the holding company, such as compensation of certain executives, and costs associated with the initial setup of subsidiaries. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of our adjusted combined ratio to our combined ratio.
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
Investment-related expenses primarily consist of management and performance fees we pay to our Investment Managers, as well as interest and other expenses on borrowings from our credit facilities when used to finance a portion of our investments. For the years ended December 31, 2019 and 2018, we paid a management fee to HPS related to its management of our non-investment grade portfolio on a quarterly basis equal to 1.0% of net assets. Effective January 1, 2020, to the extent the aggregate net asset value of the HPS-managed non-investment grade portfolio assets exceeds $1.5 billion, the management fee is calculated at a blended annual rate equal to (i) 1.0% of the initial $1.5 billion in net asset value plus (ii) seventy-five basis points (0.75%) of the excess of aggregate net asset value over $1.5 billion, subject to a minimum blended management fee rate of eighty-five basis points (0.85%) on the aggregate net asset value of the HPS-managed non-investment grade portfolio assets. In addition, on an annual basis, subject to then-applicable high water marks, HPS receives a base performance fee equal to 10% of the income generated on the non-investment grade portfolio, and is eligible to earn an additional performance fee equal to 25% of any such investment income in excess of a net 10% return to us after deduction for paid and accrued management fees and base performance fees, with the total performance fees not to exceed 17.5% of the Income (as defined in the investment management agreements relating to Watford Re, WICE and Watford Trust) or Aggregate Income (as defined in the investment management agreements relating to WSIC and WIC), as applicable.
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
Reportable segment
We report results under one segment, which we refer to as our “underwriting segment.” Our underwriting segment captures the results of our underwriting lines of business, which are comprised of specialty products on a worldwide basis. We also have a corporate function that includes accelerated expense for the unamortized original issue discount and underwriting fees relating to the partial redemption of our 8½% cumulative redeemable preference shares, or the preference shares, and interest expense on our senior notes as well as certain operating expenses related to corporate activities referred to as certain corporate expenses. Certain corporate expenses are generally comprised of costs associated with the ongoing operations of the holding company, such as compensation of certain executives, and costs associated with the initial setup of subsidiaries (refer to “- Reconciliation of non-U.S. GAAP financial measures” for a discussion about certain corporate expenses).

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
On February 16, 2021, ARL sold an aggregate of 230,400 common shares to affiliates of Kelso & Company (“Kelso”) and 230,400 common shares to an affiliate of Warburg Pincus LLC (“Warburg Pincus”), in each case, at a purchase price of $34.66 per common share, which was the then current market price of the common shares, based on the closing sale price of the common shares on the Nasdaq Global Select Market on February 12, 2021 (such sales collectively, the “Arch Sales”).
Subsequent to the Arch Sales, ARL held approximately 10.3%, a decrease from 12.6% as of December 31, 2020, of the Company's issued and outstanding common shares. In connection with the Arch Sales, on February 16, 2021, the Company entered into a waiver to the Arch Voting Agreement with ARL and Gulf Reinsurance Ltd. in order to permit the Arch Sales to Kelso and Warburg Pincus. The Company also entered into Voting and Support Agreements with Kelso and Warburg Pincus, which are substantially similar to the Arch Voting Agreement and pursuant to which the parties agreed, among other things, to vote any common shares or preference shares owned by then (i) in favor of the adoption of the Merger Agreement and (ii) against any proposal or action that would reasonably be expected to impede or adversely affect in any material respect the merger or any of the other transactions contemplated by the Merger Agreement.

Consolidated results - for the years ended December 31, 2020, 2019 and 2018
The following table summarizes our results of operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	($ in thousands)
Gross premiums written	$728,546	(3.5)%	$754,881	2.7%	$735,015
Gross premiums ceded	(190,957)		(222,019)		(130,840)
Net premiums written	537,589	0.9%	532,862	(11.8)%	604,175
Net premiums earned	560,351	0.7%	556,690	(3.8)%	578,862
Loss and loss adjustment expenses	(440,482)		(453,135)		(441,255)
Acquisition expenses	(125,541)		(126,788)		(141,136)
General and administrative expenses (1)	(28,341)		(30,843)		(22,311)
Underwriting income (loss) (2)	(34,013)	(37.1)%	(54,076)	(109.3)%	(25,840)
Other underwriting income (loss)	2,045		2,412		2,722
Interest income	140,390		163,888		152,916
Investment management fees - related parties	(17,193)		(18,392)		(17,006)
Borrowing and miscellaneous other investment expenses	(16,807)		(29,285)		(28,377)
Net interest income	106,390		116,211		107,533
Realized and unrealized gain (loss) on investments	19,629		24,243		(113,834)
Investment performance fees - related parties	(12,037)		(12,191)		(48)
Net investment income (loss)	113,982	(11.1)%	128,263	N.M.	(6,349)
Interest expense	(11,647)		(5,791)		—
Net foreign exchange gains (losses)	(1,387)		(8,247)		3,611
Transaction costs and other	(4,040)		—		—
Non-recurring direct listing expenses	—		—		(9,000)
Income tax (expense) benefit	(26)		(20)		(27)
Net income (loss) before preference dividends and redemption costs	64,914		62,541		(34,883)
Preference dividends	(4,402)		(13,632)		(19,633)
Accelerated amortization of costs related to the redemption of preference shares	—		(4,164)		—
Net income (loss) available to common shareholders	$60,512	35.2%	$44,745	182.1%	$(54,516)
N.M. - Percentage change is not meaningful.

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	($ in thousands)
Loss ratio	78.6%	(2.8)%	81.4%	5.2%	76.2%
Acquisition expense ratio	22.4%	(0.4)%	22.8%	(1.6)%	24.4%
General & administrative expense ratio	5.1%	(0.4)%	5.5%	1.6%	3.9%
Combined ratio	106.1%	(3.6)%	109.7%	5.2%	104.5%

Adjusted underwriting income (loss)(2)	$(20,835)		$(40,852)		$(19,009)
Adjusted combined ratio (2)	103.7%	(3.6)%	107.3%	4.0%	103.3%
Return on average equity (3)	7.8%		4.8%		(5.7)%
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
Results for the year ended December 31, 2020 versus 2019:
Net income available to common shareholders was $60.5 million for the year ended December 31, 2020, compared to net income of $44.7 million for the year ended December 31, 2019, an increase of $15.8 million or 35.2%. The increase in net income was driven by a decrease in underwriting losses, lower senior debt and preference share servicing costs and foreign exchange losses. This was offset in part by lower net investment income compared to the prior year and costs related to the proposed Merger.
During the year ended December 31, 2020, net investment income decreased by $14.3 million, versus the prior year, to $114.0 million. The decrease in net investment income was primarily due to a $9.8 million decrease in net interest income to $106.4 million compared to $116.2 million in 2019. The decrease in net interest income was attributable to a gradual shift to higher rated investments in our non-investment grade portfolio, a reduction in LIBOR and its impact on our investments in floating rate securities, and a reduction in prevailing interest rates during the current year. In addition, net realized and unrealized gains decreased $4.6 million to $19.6 million, compared to net realized and unrealized gains of $24.2 million in 2019.
During the year ended December 31, 2020 the underwriting loss decreased by $20.1 million, versus the prior year end, to $34.0 million. The lower underwriting loss was primarily the result of a decreased loss ratio, and to a lesser extent, lower acquisition expense and general and administrative expense ratios.
The loss ratio for the year ended December 31, 2020 was 78.6%, 2.8 points lower than the prior year. Loss reserve development for the current year was essentially flat, while the prior year was impacted by $23.8 million, or 4.3 points of net unfavorable loss reserve development. The 2019 loss reserve strengthening of $23.8 million was in response to higher than projected reported losses, primarily in U.S. casualty reinsurance, and also certain casualty exposures where greater severity of losses are expected. Other movements in the loss and acquisition expense ratios reflected changes in the mix and type of business.
The general and administrative expense ratio was 5.1% for the year ended December 31, 2020, compared to 5.5% for the year ended December 31, 2019. The 0.4 points decrease was primarily attributable to lower Arch employee fees as well as accelerated long-term incentive expenses recognized in the 2019 second quarter with no comparable expense incurred for the year ended December 31, 2020.
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

Gross premiums written
Gross premiums written for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$188,042	25.8%	$279,967	37.1%	$274,661	37.4%
Other specialty reinsurance	117,177	16.1%	119,518	15.8%	196,170	26.7%
Property catastrophe reinsurance	27,334	3.8%	16,226	2.1%	10,424	1.4%
Insurance programs and coinsurance	395,993	54.3%	339,170	45.0%	253,760	34.5%
Total	$728,546	100.0%	$754,881	100.0%	$735,015	100.0%
Results for the year ended December 31, 2020 versus 2019:
Gross premiums written were $728.5 million for the year ended December 31, 2020 compared to $754.9 million for the year ended December 31, 2019, a decrease of $26.4 million, or 3%. The decrease primarily related to decreases in casualty reinsurance and other specialty, which were offset in part by increases in insurance programs and coinsurance as well as property catastrophe reinsurance.
Our casualty reinsurance gross premiums decreased by $91.9 million over the prior year, or 32.8%, to $188.0 million. The premium decrease in casualty reinsurance was driven by an $81.1 million, three-year excess of loss contract written in 2019, with no comparable premium written during the current period. In addition, there were non-renewals and reduced participation in 2019 and 2020 on certain workers' compensation professional liability, and multi-line treaties.
Other specialty reinsurance gross premiums written decreased by $2.3 million over the prior year, or 2.0%, to $117.2 million. The other specialty reinsurance premium decrease was primarily attributable to a reduction in mortgage premiums, partially offset by increases in European motor reinsurance contracts.
Our insurance programs and coinsurance line of business gross premiums written increased by $56.8 million over the prior year, or 16.8%, to $396.0 million. The premium growth was driven by the continued expansion of our U.S. and European platforms. During the year ended December 31, 2020, the U.S. business collectively grew its insurance programs’ gross premiums written by $41.5 million, or 33.4%, to $165.7 million. Premium growth in the United States was driven by increased writings for commercial auto, where we are seeing significant rate improvement. In addition, during the year ended December 31, 2020, our European business increased its insurance gross premiums written by $15.3 million, or 7.1%, to $230.3 million, primarily due to increased U.K. motor and multi-line writings.
Property catastrophe reinsurance gross premiums written increased $11.1 million over the prior year, or 68.5%, to $27.3 million. Our primary involvement in this line of business is a 7.5% quota share participation of ARL’s worldwide property catastrophe excess of loss portfolio. Recently, Arch has been increasing its writings in this line in response to an improving rate environment and, as a result, our premiums have grown in proportion.
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
Premiums ceded
Premiums ceded were $191.0 million for the year ended December 31, 2020, compared to $222.0 million and $130.8 million for the years ended December 31, 2019 and 2018, respectively. The decrease in premiums ceded was driven by a three-year excess of loss contract written in 2019, of which a significant portion was ceded to Arch, and no comparable ceded premium during the current year. Partially offsetting this decrease, was an increase in insurance programs and coinsurance premiums ceded, as our U.S. operations have grown their gross premiums written and ceded a higher percentage externally.
Net premiums written
Net premiums written for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$185,968	34.6%	$225,758	42.4%	$273,048	45.2%
Other specialty reinsurance	111,575	20.8%	114,876	21.6%	181,096	30.0%
Property catastrophe reinsurance	26,587	4.9%	15,517	2.9%	10,193	1.7%
Insurance programs and coinsurance	213,459	39.7%	176,711	33.1%	139,838	23.1%
Total	$537,589	100.0%	$532,862	100.0%	$604,175	100.0%
Results for the year ended December 31, 2020 versus 2019:
Net premiums written were $537.6 million for the year ended December 31, 2020 compared to $532.9 million for the year ended December 31, 2019, an increase of $4.7 million or 0.9%. The increase in our net premiums written was in line with our gross premiums written and ceded premium movements, as discussed above.
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
Net premiums earned
Net premiums earned for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$205,192	36.6%	$238,437	42.8%	$278,656	48.1%
Other specialty reinsurance	131,873	23.5%	149,688	26.9%	162,691	28.1%
Property catastrophe reinsurance	23,037	4.1%	13,399	2.4%	10,998	1.9%
Insurance programs and coinsurance	200,249	35.7%	155,166	27.9%	126,517	21.9%
Total	$560,351	100.0%	$556,690	100.0%	$578,862	100.0%
Results for the year ended December 31, 2020 versus 2019:
Net premiums earned were $560.4 million for the year ended December 31, 2020 compared to $556.7 million for the year ended December 31, 2019, an increase of $3.7 million or 0.7%. The increase in net premiums earned reflected increased writings in insurance programs and coinsurance, and, to a lesser extent, greater assumed property catastrophe reinsurance during 2020. This increase was partially offset by decreases in casualty reinsurance driven by non-renewals and reduced participation on certain workers' compensation, professional liability and multi-line treaties. The other specialty reinsurance earned premium decrease was primarily attributable to a reduction in mortgage premiums.
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

Loss ratio
The following table shows the components of our loss and loss adjustment expenses for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums
	($ in thousands)
Current year	$441,175	78.7%	$429,322	77.1%	$443,482	76.6%
Prior year development (favorable)/adverse	(693)	(0.1)%	23,813	4.3%	(2,227)	(0.4)%
Loss and loss adjustment expenses	$440,482	78.6%	$453,135	81.4%	$441,255	76.2%
Results for the year ended December 31, 2020 versus 2019:
Our loss ratio was 78.6% for the year ended December 31, 2020, compared to 81.4% for the year ended December 31, 2019, a decrease of 2.8% points. The prior year loss reserve development for the year ended December 31, 2020 was essentially flat. The year ended December 31, 2019 results were impacted by 4.3 points of net unfavorable loss reserve development. The 2019 prior year loss reserve strengthening of $23.8 million was related to higher than projected reported losses, primarily in U.S. casualty reinsurance, and also certain casualty exposures where greater severity of losses are expected.
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
Acquisition expense ratio
Results for the year ended December 31, 2020 versus 2019:
Our acquisition expense ratio was 22.4% for the year ended December 31, 2020, a decrease of 0.4 points from the year ended December 31, 2019. The lower acquisition expense ratio was driven by non-renewals and reduced participations in 2019 and 2020 on certain professional liability and multi-line treaties with relatively higher acquisition expenses.
Results for the year ended December 31, 2019 versus 2018:
Our acquisition expense ratio was 22.8% for the year ended December 31, 2019, a reduction of 1.6 points from the year ended December 31, 2018. The lower acquisition expense ratio was largely driven by an increased proportion of insurance net premiums earned.

General and administrative expense ratio
Results for the year ended December 31, 2020 versus 2019:
Our general and administrative expense ratio was 5.1% for the year ended December 31, 2020, compared to 5.5% for the year ended December 31, 2019. The 0.4 point decrease was primarily attributable to lower fees paid to Arch for their employees as well as accelerated long-term incentive compensation expenses recognized in the 2019 second quarter with a lower accelerated long-term incentive compensation expense booked in 2020.
Results for the year ended December 31, 2019 versus 2018:
Our general and administrative expense ratio was 5.5% for the year ended December 31, 2019, compared to 3.9% for the year ended December 31, 2018. The 1.6 point increase reflected ongoing public company expenses, including certain accelerated long-term incentive compensation expenses incurred in the 2019 second quarter.
Combined ratio
Results for the year ended December 31, 2020 versus 2019:
Our combined ratio was 106.1% for the year ended December 31, 2020, compared to 109.7% for the year ended December 31, 2019, a decrease of 3.6 points. During 2020, there was a 2.8 point decrease in the loss ratio, and a 0.4 point decrease in both acquisition expense and general and administrative expense ratios versus the prior year, as described above.
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

Investment results
The following table summarizes the components of total investment income:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Interest income	$140,390	$163,888	$152,916
Investment management fees - related parties	(17,193)	(18,392)	(17,006)
Borrowing and miscellaneous other investment expenses	(16,807)	(29,285)	(28,377)
Net interest income	106,390	116,211	107,533
Net realized gains (losses) on investments	12,217	(7,948)	(4,788)
Net unrealized gains (losses) on investments	7,412	32,191	(109,046)
Investment performance fees - related parties	(12,037)	(12,191)	(48)
Net investment income (loss)	113,982	128,263	(6,349)

Net interest income yield on average net assets (1)	5.1%	5.4%	5.4%
Non-investment grade portfolio (1)	6.7%	6.8%	7.0%
Investment grade portfolio (1)	1.6%	2.5%	1.9%

Net investment income return on average net assets (1)	5.4%	6.0%	(0.3)%
Non-investment grade portfolio (1)	6.5%	6.8%	(0.2)%
Investment grade portfolio (1)	3.0%	3.9%	0.9%

Net investment income return on average total investments (excluding accrued investment income) (2)	4.4%	4.6%	(0.2)%
Non-investment grade portfolio (2)	5.3%	5.7%	(0.1)%
Investment grade portfolio (2)	3.0%	3.9%	0.9%
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
Results for the year ended December 31, 2020 versus 2019:
Net investment income was $114.0 million for the year ended December 31, 2020 compared to net investment income of $128.3 million in the prior year, a decrease of $14.3 million. For the year ended December 31, 2020, the net investment income return on average net assets was 5.4% as compared to 6.0% in the prior year.
Net investment income for the year ended December 31, 2020 included net interest income of $106.4 million, which decreased 8.5% from the prior year. The net interest income decrease over the prior year reflected a gradual shift to higher rated investments in our non-investment grade portfolio, a reduction in LIBOR and its impact on our investments in floating rate securities, and a reduction in prevailing interest rates during the current year. Additionally, net realized and unrealized gains of $19.6 million contributed to net investment income.
The non-investment grade portfolio net interest income for the year ended December 31, 2020 was $99.4 million, compared to net interest income of $107.4 million, in the prior year, a decrease of $8.0 million. The decrease was attributable to a gradual shift to higher rated, lower yielding investments in our non-investment grade portfolio and a reduction in LIBOR and its impact on our investments in floating rate securities. Net investment income return on average net assets was 6.5% for the year ended December 31, 2020, compared to 6.8% in the prior year. The decrease was driven by a reduction in net interest income and a reduction in net realized and unrealized gains for the year ended December 31, 2020.
The investment grade portfolio net interest income yield for the year ended December 31, 2020 was 1.6%, a decrease from 2.5% in the prior year. The reduction in net interest income yield was driven by a reduction in LIBOR and its impact on our investments in floating rate securities, and a reduction in prevailing interest rates during the current year.
The investment grade portfolio net interest income decrease also reflected a reduction in net invested assets, due to collateral management actions taken during 2020. These actions resulted in $11.0 million of net realized gains. We sold certain assets that were held in collateral trust as the collateral requirements had changed and given the positive interest rate movements in the year, these assets realized net gains on disposal.
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
Transaction costs and other
During the 2020 fourth quarter, we incurred transaction costs of $4.0 million, which included various legal, advisory and other consulting costs associated with the proposed Merger.

Accelerated amortization of costs related to the redemption of preference shares
During 2019, we recognized an accelerated expense for the unamortized original issue discount and underwriting fees of $4.2 million in relation with the partial redemption of our preference shares.
Non-recurring direct listing expense
During 2018, we expensed non-recurring direct listing costs of $9.0 million related to legal, advisory and accounting expenses associated with the initial listing of our common shares on the Nasdaq Global Select Market.
Growth in book value per diluted common share
Results for the year ended December 31, 2020 versus 2019:
Book value per diluted common share was $47.08 as of December 31, 2020, compared to $43.49 per share as of December 31, 2019, an increase of $3.59 or 8.4%. The increase was driven by net investment income of $114.0 million and other comprehensive income of $10.4 million, offset in part by an underwriting loss of $34.0 million, capital service costs of $16.0 million and transaction costs of $4.0 million.
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
Return on average equity
Results for the year ended December 31, 2020 versus 2019:
Our return on average equity was 7.8% for the year ended December 31, 2020, compared to 4.8% for the year ended December 31, 2019. The increase in return on average equity was driven by net investment income of $114.0 million, offset in part by an underwriting loss of $34.0 million, interest expense of $11.6 million, preference dividends of $4.4 million and transaction costs of $4.0 million.
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
Reconciliation of non-U.S. GAAP financial measures
Underwriting income (loss), adjusted underwriting income (loss), adjusted combined ratio and the non-investment grade portfolio and investment grade portfolio components of our investment returns (net interest income yield on average net assets, and net investment income return on average net assets and on average total investments (excluding accrued investment income), respectively) are non-U.S. GAAP financial measures. We use these measures, together with the GAAP financial statements, to provide information that assists with analyzing our performance. As a result, certain income and expense items are excluded from these measures in an effort to allow an effective analysis. With respect to expenses, we do not view certain operating expenses related to corporate activities, referred to as certain corporate expenses, as part of our underwriting activities. These expenses are generally comprised of costs associated with the ongoing operations of the holding company, such as compensation of certain executives, and costs associated with the initial setup of subsidiaries. The following are descriptions of each of the non-U.S. GAAP financial measures used by us.
Underwriting income (loss) is useful in evaluating our underwriting performance, without regard to other underwriting income (losses), net investment income (losses), interest expense, net foreign exchange gains (losses), transaction and other costs, non-recurring direct listing expenses, income tax expense (benefit) and preference dividends.
Adjusted underwriting income (loss) is useful in evaluating our underwriting performance, without regard to net investment income (losses), interest expense, net foreign exchange gains (losses), transaction and other costs, non-recurring direct listing expenses, income tax expense (benefit), preference dividends and certain corporate expenses (which are described in more detail above). We define underwriting income (loss) as net premiums earned, less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses, and we define adjusted underwriting income (loss) as underwriting income (loss) plus other underwriting income (loss) less certain corporate expenses. Our adjusted combined ratio is a key indicator of our profitability, without regard to certain corporate expenses. We calculate the adjusted combined ratio by dividing the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses less certain corporate expenses by the sum of net premiums earned and other underwriting income (loss).
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

Reconciliation of underwriting income (loss) and adjusted underwriting income (loss)
Underwriting income (loss) reconciles to net income (loss) available to common shareholders, and adjusted underwriting income (loss) reconciles to underwriting income (loss) for the years ended December 31, 2020, 2019 and 2018 as follows:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Net income (loss) available to common shareholders	$60,512	$44,745	$(54,516)
Preference dividends	4,402	13,632	19,633
Accelerated amortization of costs related to the redemption of preference shares	—	4,164	—
Net income (loss) before preference dividends and redemption costs	64,914	62,541	(34,883)
Income tax expense (benefit)	26	20	27
Interest expense	11,647	5,791	—
Net foreign exchange (gains) losses	1,387	8,247	(3,611)
Transaction costs and other	4,040	—	—
Non-recurring direct listing expenses	—	—	9,000
Net investment (income) loss	(113,982)	(128,263)	6,349
Other underwriting (income) loss	(2,045)	(2,412)	(2,722)
Underwriting income (loss)	(34,013)	(54,076)	(25,840)
Certain corporate expenses	11,133	10,812	4,109
Other underwriting income (loss)	2,045	2,412	2,722
Adjusted underwriting income (loss)	$(20,835)	$(40,852)	$(19,009)

Reconciliation of the adjusted combined ratio
The adjusted combined ratio reconciles to the combined ratio for the years ended December 31, 2020, 2019 and 2018 as follows:

	Year Ended December 31,
	2020			2019			2018
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$440,482	$—	$440,482	$453,135	$—	$453,135	$441,255	$—	$441,255
Acquisition expenses	125,541	—	125,541	126,788	—	126,788	141,136	—	141,136
General & administrative expenses (1)	28,341	(11,133)	17,208	30,843	(10,812)	20,031	22,311	(4,109)	18,202
Net premiums earned (1)(2)	560,351	2,045	562,396	556,690	2,412	559,102	578,862	2,722	581,584

Loss ratio	78.6%			81.4%			76.2%
Acquisition expense ratio	22.4%			22.8%			24.4%
General & administrative expense ratio (1)	5.1%			5.5%			3.9%
Combined ratio	106.1%			109.7%			104.5%
Adjusted loss ratio			78.3%			81.0%			75.9%
Adjusted acquisition expense ratio			22.3%			22.7%			24.3%
Adjusted general & administrative expense ratio			3.1%			3.6%			3.1%
Adjusted combined ratio			103.7%			107.3%			103.3%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

Reconciliation of the non-investment grade portfolio and investment grade portfolio components of our investment returns
The non-investment grade portfolio and the investment grade portfolio components of our investment returns for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31, 2020				Year Ended December 31, 2019				Year Ended December 31, 2018
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$125,504	$14,886	$—	$140,390	$139,280	$24,608	$—	$163,888	$135,847	$17,069	$—	$152,916
Investment management fees - related parties	(15,817)	(1,376)	—	(17,193)	(16,877)	(1,515)	—	(18,392)	(15,818)	(1,188)	—	(17,006)
Borrowing and miscellaneous other investment expenses	(10,290)	(1,025)	(5,492)	(16,807)	(15,047)	(983)	(13,255)	(29,285)	(16,994)	(375)	(11,008)	(28,377)
Net interest income	99,397	12,485	(5,492)	106,390	107,356	22,110	(13,255)	116,211	103,035	15,506	(11,008)	107,533
Net realized gains (losses) on investments	1,190	11,027	—	12,217	(13,147)	5,199	—	(7,948)	392	(5,180)	—	(4,788)
Net unrealized gains (losses) on investments (1)	7,369	43	—	7,412	24,729	7,462	—	32,191	(105,768)	(3,278)	—	(109,046)
Investment performance fees - related parties	(12,037)	—	—	(12,037)	(12,191)	—	—	(12,191)	(48)	—	—	(48)
Net investment income (loss)	$95,919	$23,555	$(5,492)	$113,982	$106,747	$34,771	$(13,255)	$128,263	$(2,389)	$7,048	$(11,008)	$(6,349)

Average total investments (excluding accrued investment income) (2)	$1,812,010	$786,937	$—	$2,598,947	$1,872,835	$900,641	$—	$2,773,476	$1,851,650	$812,186	$—	$2,663,836
Average net assets (3)	$1,484,777	$791,754	$(173,500)	$2,103,031	$1,568,980	$900,069	$(325,527)	$2,143,522	$1,472,297	$814,154	$(287,765)	$1,998,686

Net interest income yield on average net assets (3)	6.7%	1.6%		5.1%	6.8%	2.5%		5.4%	7.0%	1.9%		5.4%
Net investment income return on average total investments (excluding accrued investment income) (2)	5.3%	3.0%		4.4%	5.7%	3.9%		4.6%	(0.1)%	0.9%		(0.2)%
Net investment income return on average net assets (3)	6.5%	3.0%	(3.2)%	5.4%	6.8%	3.9%	(4.1)%	6.0%	(0.2)%	0.9%	(3.8)%	(0.3)%
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

	As of December 31, 2020				As of December 31, 2019				As of December 31, 2018
	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total
	($ in thousands)
Average total investments (excluding accrued investment income)	$1,812,010	$786,937	$—	$2,598,947	$1,872,835	$900,641	$—	$2,773,476	$1,851,650	$812,186	$—	$2,663,836
Average net assets	1,484,777	791,754	(173,500)	2,103,031	1,568,980	900,069	(325,527)	2,143,522	1,472,297	814,154	(287,765)	1,998,686

Total investments	$1,724,258	$774,583	$—	$2,498,841	$1,862,253	$846,884	$—	$2,709,137	$1,882,591	$855,776	$—	$2,738,367
Accrued Investment Income	11,640	3,039	—	14,679	9,679	4,346	—	14,025	15,000	4,461	—	19,461
Receivable for Securities Sold	37,412	11	—	37,423	16,275	13	—	16,288	23,820	687	—	24,507
Less: Payable for Securities Purchased	16,916	—	—	16,916	18,180	—	—	18,180	60,142	—	—	60,142
Less: Payable for Securities Sold Short	21,975	—	—	21,975	66,257	—	—	66,257	8,928	—	—	8,928
Less: Revolving credit agreement borrowings	186,890	—	24,750	211,640	155,537	—	328,750	484,287	386,430	—	307,487	693,917
Net assets	$1,547,529	$777,633	$(24,750)	$2,300,412	$1,648,233	$851,243	$(328,750)	$2,170,726	$1,465,911	$860,924	$(307,487)	$2,019,348
Non-investment grade borrowing ratio (1)	12.1%				9.4%				26.4%

Unrealized gains on investments	$59,501	$22,152	$—	$81,653	$38,057	$9,146	$—	$47,203	$15,635	$1,474	$—	$17,109
Unrealized losses on investments	(120,891)	(4,604)	—	(125,495)	(108,444)	(2,004)	—	(110,448)	(119,633)	(14,861)	—	(134,494)
Net unrealized gains (losses) on investments	$(61,390)	$17,548	$—	$(43,842)	$(70,387)	$7,142	$—	$(63,245)	$(103,998)	$(13,387)	$—	$(117,385)
(1) The non-investment grade borrowing ratio is calculated as revolving credit agreement borrowings divided by net assets.

Critical accounting policies, estimates and recent accounting pronouncements
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, and fair value measurements. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new company, like our company, are even more difficult to make than those made in a mature company since we have compiled relatively limited historical information through December 31, 2020. Actual results will differ from these estimates and such differences may be material. We believe that the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements.
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
Refer to Note 5, “Reserve for losses and loss adjustment expenses” and Note 6, “Short duration contracts” in our consolidated financial statements in Part II, Item 8 of this report for additional information on our reserving process.
As of December 31, 2020, we did not make any significant changes in our methodologies or assumptions as described above. Our loss reserves, net of unpaid losses and loss adjustment expenses recoverable by type were as follows:

	December 31,
	2020	2019
	($ in thousands)
Case Reserves	$590,749	$501,071
IBNR Reserves	659,237	597,008
Total net reserves	$1,249,986	$1,098,079

The loss reserves by major line of business, net of unpaid losses and loss adjustment expenses recoverable, were as follows:

	December 31,
	2020	2019
	($ in thousands)
Casualty reinsurance	$778,504	$758,737
Other specialty reinsurance	203,824	165,683
Property catastrophe reinsurance	31,194	22,129
Insurance programs and coinsurance	236,464	151,530
Total net reserves	$1,249,986	$1,098,079
Potential variability in loss reserves
The tables below summarize the effect of reasonably likely scenarios on the key actuarial assumptions used to estimate our loss reserves, net of unpaid losses and loss adjustment expenses recoverable, at December 31, 2020 by line of business. The scenarios shown in the tables summarize the effect of (i) changes to the expected loss ratio selections used at December 31, 2020, which represent loss ratio point increases or decreases to the expected loss ratios used, and (ii) changes to the loss development patterns used in our reserving process at December 31, 2020, which represent claims reporting that is either slower or faster than the reporting patterns used. We believe that the illustrated sensitivities are indicative of the potential variability inherent in the estimation process of those parameters. The results show the impact of varying each key actuarial assumption using the chosen sensitivity on our incurred but not reported, or IBNR, reserves, on a net basis and across all accident years.
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

Development Pattern	Expected Loss Ratio
Increase (decrease) in loss reserves, net:	($ in thousands)
Casualty Reinsurance	10% Lower	Unchanged	10% Higher

6 Months Shorter	$(76,543)	$(41,260)	$(6,099)
Unchanged	(43,383)	—	36,900
6 Months Longer	1,215	52,082	97,765

Other Specialty Reinsurance	5% Lower	Unchanged	5% Higher

3 Months Shorter	$(14,140)	$(1,010)	$4,791
Unchanged	(8,577)	—	6,854
3 Months Longer	(4,265)	243	14,798

Property Catastrophe Reinsurance	5% Lower	Unchanged	5% Higher

3 Months Shorter	$(4,957)	$(4,569)	$(4,197)
Unchanged	(457)	—	457
3 Months Longer	9,791	10,356	10,921

Insurance and Coinsurance	5% Lower	Unchanged	5% Higher

3 Months Shorter	$(30,934)	$(4,131)	$19,903
Unchanged	(25,384)	—	25,264
3 Months Longer	(21,354)	4,060	29,476
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
The amount of reinsurance premium estimates included in premiums receivable and the amount of related acquisition expenses by line of business were as follows as of December 31, 2020:

	December 31, 2020
	Gross Amount	Acquisition Expenses	Net Amount
	($ in thousands)
Casualty reinsurance	$12,352	$(4,333)	$8,019
Other specialty reinsurance	27,645	(9,161)	18,484
Property catastrophe reinsurance	1,148	(303)	845
Insurance programs and coinsurance	36,653	(10,989)	25,664
Total	$77,798	$(24,786)	$53,012
Premium estimates are reviewed by management, at least quarterly. Such review includes a comparison of actual reported premiums to expected ultimate premiums along with a review of the aging and collection of premium estimates. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to premium estimates could be material and such adjustments could directly and significantly impact earnings favorably or unfavorably in the period they are determined because the estimated premium may be fully or substantially earned.
A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, are not currently due based on the terms of the underlying contracts. Based on currently available information, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, no provision for doubtful accounts has been recorded on the premium estimates as of December 31, 2020.
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
In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and, accordingly, we bifurcate the prospective and retrospective elements of these reinsurance contracts and account for each element separately. Underwriting income generated in connection with retroactive reinsurance contracts is deferred and amortized into income over the settlement period while losses are charged to income immediately. Subsequent changes in estimated amount or timing of cash flows under such retroactive reinsurance contracts are accounted for by adjusting the previously deferred amount to the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction, with a corresponding charge or credit to income.
Unearned premium reserves represent the portion of premiums written that is related to the estimated unexpired risk under the policy or contract, as applicable. A portion of premium payments may be refundable if the insured cancels coverage. Premium refunds reduce premiums earned in the consolidated statements of income (loss). Generally, only unearned premiums are refundable.
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
In regard to unexpired policies and contracts, a premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses and unamortized acquisition costs exceed unearned premiums and anticipated investment income. A premium deficiency reserve is recorded by charging any unamortized acquisition costs to expenses to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No premium deficiency reserves were recorded by us as of December 31, 2020 and 2019.
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
We review our securities measured at fair value and discuss the proper classification of such investments with our Investment Managers and others. See Note 9, “Fair value” to our consolidated financial statements in Part II, Item 8 of this report for a summary of our financial assets and liabilities measured at fair value as of December 31, 2020 by valuation hierarchy.
Recent accounting pronouncements
For all other significant accounting policies, refer to Note 2, “Basis of presentation and significant accounting policies” and Note 2-(r), “Recent accounting pronouncements” to our consolidated financial statements in Part II, Item 8 of this report for disclosures concerning our companies significant accounting policies and recent accounting pronouncements.
Financial condition, liquidity and capital resources
General
We are a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, we depend on our available cash resources, dividends or other distributions from subsidiaries to make payments, including the payment of interest on our senior notes, dividends on our preference shares and operating expenses we may incur. During the years ended December 31, 2020, 2019 and 2018, we received dividends and return of capital of $15.7 million, $13.4 million and $19.3 million, respectively, from Watford Re, our Bermuda operating subsidiary.
The ability of our regulated operating subsidiaries to pay dividends or make distributions is dependent on their ability to meet applicable regulatory standards. Under Bermuda law, Watford Re is required to maintain an enhanced capital requirement, or ECR, which must equal or exceed its minimum solvency margin (in other words, the amount by which the value of its general business assets must exceed its general business liabilities). Watford Re is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Watford Re is prohibited from declaring or paying any dividends during any financial year if it is not in compliance with each of its ECR, minimum solvency margin and minimum liquidity ratio. In any financial year, Watford Re is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least seven days before payment of such dividends, with the Bermuda Monetary Authority, or the BMA, an affidavit attesting that a dividend would not cause Watford Re to fail to meet its relevant margins. As of December 31, 2020, as determined under Bermuda law, Watford Re had a statutory capital and surplus of $1.2 billion and was in compliance with its ECR, minimum solvency margin and minimum liquidity ratio. Accordingly, as of December 31, 2020, Watford Re was able to pay dividends of up to $296.0 million to us during 2021 without the requirement of filing such an affidavit with the BMA. Our compliance with the relevant margins is subject to ongoing monitoring of our statutory capital throughout 2021. In addition, Watford Re is prohibited, without prior approval of the BMA, from reducing by 15% or more its total statutory capital, as set out in its previous year’s statutory financial statements.
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
Financial condition
Shareholders’ equity
2020 versus 2019: Total shareholders’ equity was $941.3 million as of December 31, 2020, compared to $872.4 million as of December 31, 2019, an increase of $68.9 million or 7.9%.
The increase in shareholders’ equity was primarily driven by a net investment income of $114.0 million, other comprehensive income of $10.4 million and other underwriting income of $2.0 million, offset in part by an underwriting loss of $34.0 million, an interest expense of $11.6 million, preference dividends of $4.4 million, transaction costs of $4.0 million and net foreign exchange losses of $1.4 million. In addition, the repurchase of 127.744 common shares during the 2020 first quarter under our $50 million share repurchase program reduced shareholders’ equity by $2.9 million.

Investment portfolios
The table below summarizes the credit quality of our total non-investment grade and investment grade portfolios as of December 31, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
December 31, 2020	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Not Rated
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$851,539	$—	$—	$—	$11,352	$19,486	$588,215	$185,221	$7,406	$2,727	$—	$37,132
Corporate bonds	312,620	—	—	—	—	31,089	194,418	59,421	8,280	1,894	—	17,518
Asset-backed securities	140,508	—	—	—	73,911	26,799	8,385	8,262	837	—	—	22,314
Short-term investments	301,390	83,308	124,830	89,577	—	—	3,186	489	—	—	—	—
Total fixed income instruments and short-term investments	1,606,057	83,308	124,830	89,577	85,263	77,374	794,204	253,393	16,523	4,621	—	76,964
Equities	118,201
Total Non-Investment Grade Portfolio	$1,724,258	$83,308	$124,830	$89,577	$85,263	$77,374	$794,204	$253,393	$16,523	$4,621	$—	$76,964

Investment Grade Portfolio:
Corporate bonds	$197,247	$—	$19,812	$82,379	$87,913	$7,143	$—	$—	$—	$—	$—	$—
U.S. government and government agency bonds	202,488	—	202,488	—	—	—	—	—	—	—	—	—
Asset-backed securities	80,258	—	—	15,675	59,560	5,023	—	—	—	—	—	—
Mortgage-backed securities	16,663	—	—	2,092	14,571	—	—	—	—	—	—	—
Non-U.S. government and government agency bonds	158,839	—	158,839	—	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	1,788	783	592	413	—	—	—	—	—	—	—	—
Short-term investments	117,300	6,211	43,870	19,328	47,891	—	—	—	—	—	—	—
Total Investment Grade Portfolio	$774,583	$6,994	$425,601	$119,887	$209,935	$12,166	$—	$—	$—	$—	$—	$—
Total	$2,498,841	$90,302	$550,431	$209,464	$295,198	$89,540	$794,204	$253,393	$16,523	$4,621	$—	$76,964
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

The following tables summarize the composition of our non-investment grade and investment grade portfolios by sector as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Total	Financials	Health Care	Technology	Consumer Services	Industrials	Consumer Goods	Oil & Gas	All Other (1)
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$851,539	$191,608	$162,255	$159,747	$79,477	$131,820	$24,079	$29,679	$72,874
Corporate bonds	312,620	26,565	23,929	53,493	81,990	21,899	18,759	34,955	51,030
Equities - sector specific	101,464	71,574	22,463	2,724	—	2,822	—	479	1,402
Short-term investments - sector specific	12,637	—	490	—	8,961	—	—	—	3,186
Subtotal	1,278,260	289,747	209,137	215,964	170,428	156,541	42,838	65,113	128,492
Equities - non-sector specific	16,737
Short-term investments - non-sector specific	288,753
Asset-backed securities	140,508
Mortgage-backed securities	—
Total Non-Investment Grade Portfolio	$1,724,258	$289,747	$209,137	$215,964	$170,428	$156,541	$42,838	$65,113	$128,492

Investment Grade Portfolio:
Corporate bonds	$197,247	$55,430	$11,190	$17,863	$28,002	$13,989	$41,543	$14,473	$14,757
Short-term investments	117,300
U.S. government and government agency bonds	202,488
Non-U.S. government and government agency bonds	158,839
Asset-backed securities	80,258
Mortgage-backed securities	16,663
Municipal government and government agency bonds	1,788
Total Investment Grade Portfolio	$774,583	$55,430	$11,190	$17,863	$28,002	$13,989	$41,543	$14,473	$14,757
Total Investments	$2,498,841	$345,177	$220,327	$233,827	$198,430	$170,530	$84,381	$79,586	$143,249
(1) Includes telecommunications, utilities and basic materials.

	December 31, 2019
	Total	Financials	Health Care	Technology	Consumer Services	Industrials	Consumer Goods	Oil & Gas	All Other (1)
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$1,061,934	$212,800	$221,982	$232,659	$121,434	$111,912	$46,827	$52,200	$62,120
Corporate bonds	213,841	17,547	19,160	10,972	28,144	13,822	23,491	27,632	73,073
Equities - sector specific	101,551	55,946	30,640	11,263	—	1,283	—	1,040	1,379
Short-term investments - sector specific	16,620	8,261	—	3,030	—	5,329	—	—	—
Subtotal	1,393,946	294,554	271,782	257,924	149,578	132,346	70,318	80,872	136,572
Equities - non-sector specific	23,586
Short-term investments - non-sector specific	215,816
Asset-backed securities	190,738
Other investments	30,461
Mortgage-backed securities	7,706
Total Non-Investment Grade Portfolio	$1,862,253	$294,554	$271,782	$257,924	$149,578	$132,346	$70,318	$80,872	$136,572

Investment Grade Portfolio:
Corporate bonds	$158,632	$72,707	$12,087	$8,035	$11,752	$10,548	$32,046	$5,734	$5,723
Short-term investments	96,867
U.S. government and government agency bonds	285,609
Non-U.S. government and government agency bonds	133,409
Asset-backed securities	145,433
Mortgage-backed securities	24,750
Municipal government and government agency bonds	2,184
Total Investment Grade Portfolio	$846,884	$72,707	$12,087	$8,035	$11,752	$10,548	$32,046	$5,734	$5,723
Total Investments	$2,709,137	$367,261	$283,869	$265,959	$161,330	$142,894	$102,364	$86,606	$142,295
(1) Includes telecommunications, utilities and basic materials.

The fair value of our term loans, fixed maturities and short-term investments in our non-investment grade and investment grade portfolios, summarized by contractual maturity as of December 31, 2020 and December 31, 2019 were as follows:

	Contractual Maturity
December 31, 2020	Fair Value	Due in One Year or Less	Due After One Through Two Years	Due After Three Through Five Years	Due After Five Through Ten Years	Due After Ten Years
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$851,539	$21,035	$106,014	$465,153	$259,337	$—
Corporate bonds	312,620	28	32,778	203,390	67,847	8,577
Short-term investments	301,390	301,390	—	—	—	—
Subtotal	1,465,549	322,453	138,792	668,543	327,184	8,577
Asset-backed securities	140,508
Equities	118,201
Total Non-Investment Grade Portfolio	$1,724,258	$322,453	$138,792	$668,543	$327,184	$8,577

Investment Grade Portfolio:
Corporate bonds	$197,247	$4,290	$25,914	$67,785	$79,858	$19,400
U.S. government and government agency bonds	202,488	820	180,324	20,945	399	—
Non-U.S. government and government agency bonds	158,839	23,476	29,027	54,428	51,908	—
Municipal government and government agency bonds	1,788	—	1,375	413	—	—
Short-term investments	117,300	117,300	—	—	—	—
Subtotal	677,662	145,886	236,640	143,571	132,165	19,400
Asset-backed securities	80,258
Mortgage-backed securities	16,663
Total - Investment Grade Portfolio	$774,583	$145,886	$236,640	$143,571	$132,165	$19,400
Total	$2,498,841	$468,339	$375,432	$812,114	$459,349	$27,977

	Contractual Maturity
December 31, 2019	Fair Value	Due in One Year or Less	Due After One Through Two Years	Due After Three Through Five Years	Due After Five Through Ten Years	Due After Ten Years
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$1,061,934	$23,683	$289,985	$314,908	$433,358	$—
Corporate bonds	213,841	15,746	21,879	113,750	61,933	533
Short-term investments	232,436	232,436	—	—	—	—
Subtotal	1,508,211	271,865	311,864	428,658	495,291	533
Asset-backed securities	190,738
Mortgage-backed securities	7,706
Other Investments	30,461
Equities	125,137
Total Non-Investment Grade Portfolio	$1,862,253	$271,865	$311,864	$428,658	$495,291	$533

Investment Grade Portfolio:
Corporate bonds	$158,632	$2,760	$45,676	$54,584	$43,586	$12,026
U.S. government and government agency bonds	285,609	1,490	212,884	41,976	29,259	—
Non-U.S. government and government agency bonds	133,409	6,745	31,443	32,213	63,008	—
Municipal government and government agency bonds	2,184	—	253	1,330	601	—
Short-term investments	96,867	96,867	—	—	—	—
Subtotal	676,701	107,862	290,256	130,103	136,454	12,026
Asset-backed securities	145,433
Mortgage-backed securities	24,750
Total - Investment Grade Portfolio	846,884	$107,862	$290,256	$130,103	$136,454	$12,026
Total	$2,709,137	$379,727	$602,120	$558,761	$631,745	$12,559
Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following chart shows the composition of our non-investment grade and investment grade portfolios as of December 31, 2020:
Total: $1,724.3 million
Total: $774.6 million
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
Sources of liquidity include cash flows from operations, financing arrangements and routine sales of investments. The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Cash and cash equivalents provided by (used for):
Operating activities	$190,700	$239,284	$229,314
Investing activities	193,671	97,559	(345,307)
Financing activities	(279,823)	(299,611)	127,768
Effects of exchange rate changes on foreign currency	4,466	1,676	(2,749)
Change in cash and cash equivalents	$109,014	$38,908	$9,026
Results for the year ended December 31, 2020:
•Cash provided by operating activities for the year ended December 31, 2020 was lower than in 2019. We continued to generate strong operating cash inflows, primarily driven by our premium receipts exceeding our paid claims; however, this positive cash flow was offset by lower net investment income received than in 2019.
•Cash provided by investing activities for the year ended December 31, 2020 was higher than in 2019. This was driven by an increase in net sales, redemptions and calls of term loans and equity securities than in 2019.
•Cash used for financing activities for the year ended December 31, 2020 was lower than in 2019. This was driven by lower dividends paid on preference shares and the increased use of our custodian bank facilities, offset in part by an increase in borrowing repayments during 2020. We purchased $2.9 million of our own common shares under our $50 million share repurchase program during the 2020 first quarter, compared to share repurchases of $75.0 million in 2019.
Results for the year ended December 31, 2019:
•Cash provided by operating activities for the year ended December 31, 2019 increased from 2018. We continued to generate significant operating cash inflows, primarily driven by our premium receipts exceeding the level of our paid claims, and interest income received.

•Cash provided by investing activities for the year ended December 31, 2019 was higher than in 2018 when cash was used for investing activities, due to an increase in sales, redemptions and maturities of investments in 2019, rather than higher net purchases in 2018.
•Cash was used for financing activities for the year ended December 31, 2019, rather than being provided by in 2018. During 2019, we used cash sourced from operating and investing activities to repay part of our secured credit facility indebtedness and to fully repay our custodian bank facility balance. These payments were driven by our investment strategy related to the timing and use of leverage in managing our non-investment grade portfolio. In addition, during the fourth quarter of 2019, we used cash from operating activities to purchase our own common shares under our $75 million share repurchase program. Further, in July 2019, the cash proceeds from the issuance of our senior notes were used to repurchase a significant portion of our outstanding preference shares, the impact of which was to reduce our cost of capital by virtue of the interest rate on the senior notes being lower than the dividend rate on the preference shares, and thereby reduce the related cash outflow each quarter.
Our investments in certain securities and loans may be illiquid due to contractual provisions or may prove to be illiquid in certain investment market conditions. Changes in general economic conditions could have a material adverse effect on the value and liquidity of the investments in our investment portfolios. The COVID-19 global pandemic has severely impacted the global economy and financial markets, which has had a material adverse effect on our non-investment grade portfolio, in particular. If we require significant amounts of cash on short notice in excess of our anticipated cash requirements, we may have difficulty selling these investments in a timely manner or may be forced to sell or otherwise liquidate them at unfavorable values.
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
In the first quarter of 2020, our board of directors authorized a share repurchase program, which allows us to make repurchases of up to $50 million of our common shares from time to time in open market or privately negotiated transactions. During the first quarter of 2020, we repurchased 127,744 common shares at an average price of $22.42 per share for an aggregate cost of $2.9 million. With the onset of the COVID-19 global pandemic, we temporarily halted repurchases under the program following the first quarter of 2020, and we did not repurchase any of our common shares during the remainder of 2020. As of December 31, 2020, approximately $47.1 million of unused share repurchase capacity remained available under the program. However, we do not anticipate making any further repurchases under the share repurchase program as a result of our entry into the Merger Agreement, which generally prohibits us from repurchasing our shares as well as certain other securities prior to the consummation of the Merger or the earlier termination of the Merger Agreement. Accordingly, at the present time, we do not expect to repurchase common shares, declare or pay dividends on our common shares or otherwise return capital to our common shareholders for the foreseeable future.
The following table summarizes our consolidated capital position:

	December 31, 2020		December 31, 2019
	Amount	% of Total Capital	Amount	% of Total Capital
	($ in thousands)
Debt:
Senior notes	$172,689	14.8%	$172,418	15.7%
Shareholders’ equity:
Preference shares	52,398	4.5%	52,305	4.8%
Shareholders’ equity	941,344	80.7%	872,353	79.5%
Total shareholders’ equity	993,742	85.2%	924,658	84.3%
Total capital available to Watford	$1,166,431	100.0%	$1,097,076	100.0%
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
In response to the unrealized, adverse mark-to-market impact on the valuation of our investment portfolios caused by the economic shutdown related to the COVID-19 global pandemic, A.M. Best and KBRA issued press releases noting potential future rating actions. In particular, on May 1, 2020, A.M. Best announced that it had placed the “A-” financial strength ratings of our operating subsidiaries “under review with negative implications.” In addition, A.M. Best also placed “under review with negative implications” the long-term issuer credit rating of “BBB-” and the long-term issuer credit rating of “BB” on our cumulative contingently-redeemable preference shares. On November 19, 2020, A.M. Best announced that it has maintained its “under review with negative implications” status for the “A-” financial strength rating of our operating subsidiaries. The designation of being “under review with negative implications” indicates that a previously-published rating has the potential for a near-term change (typically within six months) due to a recent event or abrupt change in the financial condition of the entity to which the rating applies. The rating remains under review until A.M. Best is able to determine the implications of the circumstances that facilitated the under review status, before making its final opinion. In addition, on June 17, 2020, after previously putting our ratings on “watch” status following the COVID-19 global pandemic-related impact to our investment portfolios, KBRA reaffirmed the “A” insurance financial strength ratings of our operating subsidiaries and revised the outlook for all of our ratings to negative. Further, following and as a result of our announcement that we had entered into the Merger Agreement, on October 9, 2020, KBRA announced that it had placed all of our ratings on “watch developing” status.
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
Since the formation of WICE, we have grown our U.K. motor insurance business. Gross premiums written generated by WICE for the years ended December 31, 2020, 2019 and 2018 were $230.3 million, $215.0 million and $181.7 million, respectively. The majority of such premiums relate to U.K. motor insurance.
We target a medium- to long-term, lower volatility underwriting portfolio with tightly managed natural catastrophe exposure in order to reduce the likelihood that our capital and/or liquidity position would be adversely affected by a catastrophe event. We seek to limit our modeled net PML, for property catastrophe exposures for each peak peril and peak zone from a modeled 1-in-250 year occurrence to no more than 10% of our total capital, which is less than most of our principal reinsurance competitors. As of January 1, 2021, our largest modeled peak peril and zone net occurrence PML was 4.4%, respectively, of our total capital. Our conscious effort to limit our catastrophe exposure is designed to lower the volatility of our overall underwriting portfolio and to provide greater certainty as to future claims-related payout patterns and timing. Our casualty-focused underwriting portfolio’s payout pattern is slower than that of most competitors due to the longer tail lines of business we write, and that slower payout pattern provides us with the potential for greater investment income on those premiums.
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
On May 15, 2020, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2021. Under the renewed Lloyds Facility, we may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such     reserves, the further expansion of our business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which we were in compliance as of December 31, 2020 and December 31, 2019. At such dates, we had approximately $47.9 million and $51.0 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in our consolidated balance sheets.
Unsecured letter of credit facility
On September 17, 2020, Watford Re renewed and amended its 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount was reduced from $100.0 million to $50.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. The Unsecured Facility requires the maintenance of certain covenants, as well as the making of certain representations and warranties that are customary for facilities of this type. At December 31, 2020 and December 31, 2019, we had $49.9 million and $19.3 million, respectively, in outstanding letters of credit issued from the Unsecured Facility, and were in compliance with the Unsecured Facility requirements.
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility (the “Secured Facility”) with Bank of America, N.A. through Watford Trust, which had originally been entered into in June 2015. On August 27, 2020, Watford Re elected to reduce the borrowing capacity from $800.0 million to $640.0 million, and on November 9, 2020, further reduced the borrowing capacity from $640.0 million to $440.0 million, under the terms of the amended and restated agreement. Watford Re owns all of the beneficial interests of Watford Trust. The Secured Facility expires on November 30, 2021 and is backed by a portion of Watford Re’s non-investment grade portfolio which has been transferred to Watford Trust and which continues to be managed by HPS pursuant to an investment management agreement between HPS and Watford Trust. The purpose of the Secured Facility is to provide borrowing capacity, including for the purchase of loans, securities and other assets and to distribute cash or any such loans, securities or other assets to Watford Re. Pursuant to this Secured Facility, the bank assigns borrowing or letter of credit capacity (or “advance rate”) for each eligible asset type held in the trust. Under our credit agreement, advance rates range from 100% for cash and 80% for certain first-lien loans to 40% for certain small-issue unsecured bonds.
Borrowings under the Secured Facility may be made at LIBOR or an alternative base rate at our option, in either case plus an applicable margin. The applicable margin varies based on the applicable base rate and, in the case of LIBOR rate borrowings, the currency in which the borrowing is denominated. In addition, the Secured Facility allows for us to issue up to $220.0 million, reduced from $400.0 million as of August 27, 2020, and from $320.0 as of November 9, 2020, in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements. We pay a fee on each letter of credit equal to the amount available to be drawn under such letter of credit multiplied by an applicable percentage. The applicable percentage varies based on the currency in which the letter of credit is denominated.
The borrowings and outstanding letters of credit from the Secured Facility were as follows:

	December 31,
	2020	2019
	($ in thousands)
Borrowings to purchase investments	$130,937	$155,537
Borrowings for underwriting collateral	24,750	328,750
Total secured credit facility borrowings	155,687	484,287
Outstanding letters of credit	28,156	52,533
The Secured Facility contains various affirmative and negative covenants. As of December 31, 2020 and December 31, 2019, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facilities
As of December 31, 2020 and December 31, 2019, we had borrowings of $56.0 million and $Nil, respectively, from our custodian banks to purchase U.S. dollar denominated securities. We pay interest based on LIBOR or the Overnight Bank Funding Rate (“OBFR”), plus a margin and the borrowed amount is payable upon demand.
The custodian banks require us to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At December 31, 2020 and December 31, 2019, we were required to hold $96.3 million and $Nil, respectively, in such deposits and investment accounts.
Senior notes
On July 2, 2019, we completed a private offering of $175.0 million in aggregate principal amount of our 6.5% senior notes, due July 2, 2029. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020. The senior notes are Watford Holding’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of Watford Holdings that are unsecured and unsubordinated. We may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. The senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements, at any time after July 2, 2024. At December 31, 2020, the carrying amount of the senior notes was $172.7 million, presented net of unamortized debt issuance costs of $2.3 million.

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
Pledged and restricted assets
For the benefit of certain Arch entities and other third parties that cede business to us, we are required to post and maintain collateral to support our potential obligations under reinsurance contracts that we write. This collateral can be in the form of either investment assets held in collateral trust accounts or letters of credit. Under our credit facilities, in order for us to have the bank issue a letter of credit to our reinsurance contract counterparty, we must post investment assets or cash as collateral to the bank. In either case, the amounts remain restricted for the duration of the term of the trust or letter of credit, as applicable. See Note 15, “Commitments and contingencies” in our consolidated financial statements in Part II, Item 8 of this report for further details.
As of December 31, 2020 and December 31, 2019, we held $2.0 billion and $2.1 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Included within total pledged assets, we held $7.8 million and $6.4 million, respectively, in deposits with U.S. regulatory authorities.

The following table summarizes our assets pledged as collateral for credit and letter of credit facilities and total return swap transactions, assets held in trust for underwriting transactions and regulatory deposits as of December 31, 2020 and December 31, 2019:

	December 31,
	2020	2019
	($ in thousands)
Total investments held in trust as collateral for underwriting transactions and regulatory deposits	$988,145	$1,087,707
Total investments pledged for Secured Facility	791,230	935,132
Total investments pledged for custodian banks	96,260	—
Total investments pledged for Lloyds Facilities	47,891	51,047
Total investments pledged for Master TRS	67,116	64,107
Contractual obligations and commitments
The following table illustrates our contractual obligations and commitments by due date as of December 31, 2020:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	($ in thousands)
December 31, 2020
Estimated gross payments for losses and loss adjustment expenses (1)	$1,519,583	$383,168	$518,927	$264,563	$352,925
Interest payments on senior notes (2)	96,688	11,375	22,750	22,750	39,813
Senior notes (2)	175,000	—	—	—	175,000
Revolving credit agreement borrowings (3)	211,640	211,640	—	—	—
Operating lease obligations	755	283	472	—	—
Total	$2,003,666	$606,466	$542,149	$287,313	$567,738
(1) The estimated expected contractual commitments related to the reserves for loss and loss adjustment expenses are presented on a gross basis (not reflecting any corresponding reinsurance recoverable amounts that would be due to us). As of December 31, 2020, the modeled duration of our claims reserves was approximately 4.4 years.
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
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses we are ultimately required to pay may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts discussed above. Amounts discussed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since having purchased reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses as of December 31, 2020 and December 31, 2019 totaled $286.6 million and $171.0 million, respectively.
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
•foreign currency risk;
•interest rate risk;
•credit spread risk;
•credit risk;
•liquidity risk; and
•political risk.
Foreign currency risk
Underwriting contracts and policies
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. We have foreign currency exposure related to non-U.S. dollar denominated contracts and policies. Of our gross premiums written from inception, $1.7 billion, or 41.3%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of December 31, 2020 and December 31, 2019, net loss and loss adjustment expense reserves included $537.0 million and $413.7 million, respectively, in foreign currencies.
Investments
We are exposed to foreign currency risk through cash and investments in loans and securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we may employ from a risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of December 31, 2020 and December 31, 2019, our total net long exposure to foreign denominated investments represented 13.6% and 11.5% of our total investment portfolios of $2.5 billion and $2.7 billion, respectively.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies in which we have written contracts and policies would have had on the value of our shareholders’ equity as of December 31, 2020 and December 31, 2019:

	December 31,
	2020	2019
	(U.S. dollars in thousands, except per share data)
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$72,082	$56,382
Shareholders’ equity denominated in foreign currencies (1)	(33,889)	(26,529)
Net assets denominated in foreign currencies	$38,193	$29,853
Pre-tax impact of a hypothetical 10% appreciation of the U.S. dollar against foreign currencies:
Shareholders’ equity	$(3,819)	$(2,985)
Book value per diluted common share	$(0.19)	$(0.15)
Pre-tax impact of a hypothetical 10% decline of the U.S. dollar against foreign currencies:
Shareholders’ equity	$3,819	$2,985
Book value per diluted common share	$0.19	$0.15
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

The following table estimates the impact that a 50 basis point and 100 basis point increase or decrease in interest rates would have had on the value of our investment portfolios as of December 31, 2020 and December 31, 2019:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	+50	+100
December 31, 2020
Total fair value	$2,546	$2,522	$2,499	$2,478	$2,459
Change from base	1.9%	0.9%	—%	(0.9)%	(1.6)%
Change in unrealized value	$47	$23	$—	$(21)	$(40)

December 31, 2019
Total fair value	$2,739	$2,724	$2,709	$2,693	$2,679
Change from base	1.1%	0.6%	—%	(0.6)%	(1.1)%
Change in unrealized value	$30	$15	$—	$(16)	$(30)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the value of our investment portfolios as of December 31, 2020 and December 31, 2019:

	Percentage Shift in Credit Spreads
(U.S. dollars in millions)	-50%	-10%	0	+10%	+50%
December 31, 2020
Total fair value	$2,600	$2,523	$2,499	$2,473	$2,362
Change from base	4.0%	0.9%	—%	(1.0)%	(5.5)%
Change in unrealized value	$101	$24	$—	$(26)	$(137)

December 31, 2019
Total fair value	$2,836	$2,735	$2,709	$2,681	$2,569
Change from base	4.7%	1.0%	—%	(1.0)%	(5.2)%
Change in unrealized value	$127	$26	$—	$(28)	$(140)
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
Liquidity risk
Certain of our investments are, or may become, illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments including our Level 3 (non-quoted) assets, which, as of December 31, 2020 and December 31, 2019, represented 6.2% and 5.4% of our total investments, respectively. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, which could include the payment of claims expenses or to satisfy a requirement of rating agencies in a period of market illiquidity, certain of our investments may be difficult to sell in a timely manner and may have to be sold or otherwise liquidated for less than what may otherwise have been possible under normal market conditions.
Political risk
We are exposed to political risk to the extent that we underwrite business from entities located in foreign markets; we operate through subsidiaries located in Bermuda, the United States and Gibraltar, and to the extent that our Investment Managers trade securities or assets that are originated, listed or traded in various U.S. and foreign markets. The governments in any of these jurisdictions could impose restrictions, regulations or other measures which may have a material impact on our investment strategy, the value of our investments and our underwriting operations.
We do not currently write political risk coverage in our insurance or reinsurance contracts; however, changes in government law and regulation may impact our underwriting operations.

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Watford Holdings Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Watford Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
February 26, 2021

We have served as the Company’s auditor since 2014.

WATFORD HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	December 31,	December 31,
	2020	2019
Assets
Investments:
Term loans, fair value option (Amortized cost: $890,996 and $1,113,212)	$851,539	$1,061,934
Fixed maturities, fair value option (Amortized cost: $477,548 and $432,576)	455,162	416,594
Short-term investments, fair value option (Cost: $412,762 and $325,542)	418,690	329,303
Equity securities, fair value option	64,994	59,799
Other investments, fair value option (1)	—	30,461
Investments, fair value option	1,790,385	1,898,091
Fixed maturities, available for sale (Amortized cost: $638,075 and $739,456)	655,249	745,708
Equity securities, fair value through net income	53,207	65,338
Total investments (1)	2,498,841	2,709,137
Cash and cash equivalents	211,451	102,437
Accrued investment income	14,679	14,025
Premiums receivable (1)	224,377	273,657
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (1)	286,590	170,974
Prepaid reinsurance premiums (1)	122,339	132,577
Deferred acquisition costs, net (1)	53,705	64,044
Receivable for securities sold	37,423	16,288
Intangible assets	7,650	7,650
Funds held by reinsurers (1)	45,989	42,505
Other assets (1)	29,016	17,562
Total assets	$3,532,060	$3,550,856
Liabilities
Reserve for losses and loss adjustment expenses (1)	$1,519,583	$1,263,628
Unearned premiums (1)	407,714	438,907
Losses payable (1)	59,397	61,314
Reinsurance balances payable (1)	63,269	77,066
Payable for securities purchased	16,916	18,180
Payable for securities sold short	21,975	66,257
Revolving credit agreement borrowings	211,640	484,287
Senior notes (1)	172,689	172,418
Amounts due to affiliates (1)	7,708	4,467
Investment management and performance fees payable (1)	21,641	17,762
Other liabilities	35,786	21,912
Total liabilities	$2,538,318	$2,626,198
Commitments and contingencies
Contingently redeemable preference shares (1)	52,398	52,305
Shareholders’ equity
Common shares ($0.01 par; shares authorized: 120 million; shares issued: 22,804,128 and 22,692,300)	228	227
Additional paid-in capital	899,491	898,083
Retained earnings (deficit)	103,554	43,470
Accumulated other comprehensive income (loss)	15,994	5,629
Common shares held in treasury, at cost (shares: 2,917,149 and 2,789,405)	(77,923)	(75,056)
Total shareholders’ equity	941,344	872,353
Total liabilities, contingently redeemable preference shares and shareholders’ equity	$3,532,060	$3,550,856
(1) See Note 14, “Transactions with related parties” for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Gross premiums written (1)	$728,546	$754,881	$735,015
Gross premiums ceded (1)	(190,957)	(222,019)	(130,840)
Net premiums written (1)	537,589	532,862	604,175
Change in unearned premiums (1)	22,762	23,828	(25,313)
Net premiums earned (1)	560,351	556,690	578,862
Other underwriting income (loss)	2,045	2,412	2,722
Interest income	140,390	163,888	152,916
Investment management fees - related parties (1)	(17,193)	(18,392)	(17,006)
Borrowing and miscellaneous other investment expenses	(16,807)	(29,285)	(28,377)
Net interest income	106,390	116,211	107,533
Realized and unrealized gains (losses) on investments	19,629	24,243	(113,834)
Investment performance fees - related parties (1)	(12,037)	(12,191)	(48)
Net investment income (loss)	113,982	128,263	(6,349)
Total revenues	676,378	687,365	575,235

Expenses
Loss and loss adjustment expenses (1)	(440,482)	(453,135)	(441,255)
Acquisition expenses (1)	(125,541)	(126,788)	(141,136)
General and administrative expenses (1)	(28,341)	(30,843)	(22,311)
Interest expense (1)	(11,647)	(5,791)	—
Net foreign exchange gains (losses)	(1,387)	(8,247)	3,611
Transaction costs and other	(4,040)	—	—
Non-recurring direct listing expenses	—	—	(9,000)
Total expenses	(611,438)	(624,804)	(610,091)
Income (loss) before income taxes	64,940	62,561	(34,856)
Income tax expense	(26)	(20)	(27)
Net income (loss) before preference dividends and redemption costs	64,914	62,541	(34,883)
Preference dividends (1)	(4,402)	(13,632)	(19,633)
Accelerated amortization of costs related to the redemption of preference shares (1)	—	(4,164)	—
Net income (loss) available to common shareholders	$60,512	$44,745	$(54,516)

Earnings (loss) per common share:
Basic	$3.04	$2.00	$(2.40)
Diluted	$3.04	$2.00	$(2.40)
Weighted average number of common shares used in the determination of earnings (loss) per share:
Basic	19,899,137	22,366,682	22,682,875
Diluted	19,921,231	22,373,968	22,682,875
(1) See Note 14, “Transactions with related parties” for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Comprehensive income (loss)
Net income (loss) available to common shareholders	$60,512	$44,745	$(54,516)
Other comprehensive income (loss) net of income tax:
Available for sale investments:
Unrealized holding gains (losses) arising during the year	16,695	12,649	(1,621)
Unrealized foreign currency gains (losses) arising during the period	5,360	3,372	(3,583)
Credit loss recognized in net income (loss)	197	—	—
Reclassification of net realized (gains) losses, included in net income	(11,133)	(5,611)	1,046
Unrealized holding gains (losses) of available for sale investments	11,119	10,410	(4,158)
Foreign currency translation adjustments	(754)	(51)	400
Other comprehensive income (loss) net of income tax	10,365	10,359	(3,758)
Comprehensive income (loss)	$70,877	$55,104	$(58,274)
See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Common shares
Balance at beginning of year	$227	$227	$227
Common shares issued	1	—	—
Balance at end of year	228	227	227

Additional paid-in capital
Balance at beginning of year	898,083	895,386	895,386
Common shares issued under share plans	249	250	—
Share-based compensation	1,159	2,447	—
Balance at end of year	899,491	898,083	895,386

Accumulated other comprehensive income (loss)
Balance at beginning of year	5,629	(4,730)	(972)
Unrealized holding gains (losses) of available for sale investments:
Balance at beginning of year	6,252	(4,158)	—
Unrealized holding gains (losses) of available for sale investments, net of reclassification adjustment	11,119	10,410	(4,158)
Balance at end of year	17,371	6,252	(4,158)
Currency translation adjustment:
Balance at beginning of year	(623)	(572)	(972)
Currency translation adjustment	(754)	(51)	400
Balance at end of year	(1,377)	(623)	(572)
Balance at end of year	15,994	5,629	(4,730)

Common shares held in treasury, at cost
Balance at beginning of year	(75,056)	—	—
Shares repurchased for treasury	(2,867)	(75,056)	—
Balance at end of year	(77,923)	(75,056)	—

Retained earnings (deficit)
Balance at beginning of year	43,470	(1,275)	53,241
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	(428)	—	—
Net income (loss) before preference dividends and redemption costs	64,914	62,541	(34,883)
Preference share dividends paid and accrued	(4,402)	(13,632)	(19,633)
Accelerated amortization of costs related to the redemption of preference shares	—	(4,164)	—
Balance at end of year	103,554	43,470	(1,275)
Total shareholders’ equity	$941,344	$872,353	$889,608

See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income (loss) before preference dividends	$64,914	$62,541	$(34,883)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses on investments	(19,629)	(24,243)	113,834
Amortization of fixed assets	7	86	157
Share-based compensation	1,408	2,697	—
Changes in:
Accrued investment income	(648)	5,441	(1,212)
Premiums receivable	50,586	(39,849)	(58,700)
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	(109,265)	(84,737)	(42,822)
Prepaid reinsurance premiums	10,239	(70,990)	(36,825)
Deferred acquisition costs, net	8,458	19,577	5,709
Reserve for losses and loss adjustment expenses	237,076	216,596	257,479
Unearned premiums	(33,001)	47,162	62,138
Reinsurance balances payable	(17,430)	57,554	3,847
Funds held with reinsurers	(1,333)	2,915	(5,219)
Other liabilities	3,503	44,605	(24,021)
Other items	(4,185)	(71)	(10,168)
Net Cash Provided By Operating Activities	190,700	239,284	229,314
Investing Activities
Purchase of term loans	(331,350)	(443,550)	(774,570)
Purchase of fixed maturity investments	(1,315,679)	(1,247,573)	(1,286,151)
Purchase of short-term investments with maturities over three months	(11,118)	(45,106)	(25,876)
Proceeds from sale, redemptions and maturity of term loans	505,037	324,142	633,923
Proceeds from sales, redemptions and maturities of fixed maturity investments	1,360,450	1,508,008	1,062,966
Proceeds from sales, redemptions and maturities of other investments	35,222	47,281	—
Proceeds from sales, redemptions and maturities of short-term investments with maturities over three months	6,515	6,953	—
Net (purchases) sales of short-term investments with maturities less than three months	(75,213)	(6,015)	70,165
Purchases of equity securities	(11,021)	(75,164)	(122,766)
Proceeds from sales of equity securities	33,682	26,112	95,371
Net settlements of derivative instruments	(2,841)	2,471	1,642
Purchases of furniture, equipment and other assets	(13)	—	(11)
Net Cash Provided by (Used For) Investing Activities	193,671	97,559	(345,307)
Financing Activities
Dividends paid on redeemable preference shares	(4,309)	(13,402)	(19,264)
Repayments on borrowings	(359,000)	(273,155)	(201,401)
Proceeds from borrowings	86,353	62,800	348,433
Repurchase of preference shares	—	(173,081)	—
Net proceeds from issuance of senior notes	—	172,283	—
Purchases of common shares under share repurchase program	(2,867)	(75,056)	—
Net Cash Provided By (Used For) Financing Activities	(279,823)	(299,611)	127,768
Effects of exchange rate changes on foreign currency cash	4,466	1,676	(2,749)
Increase (decrease) in cash	109,014	38,908	9,026
Cash and cash equivalents, beginning of year	102,437	63,529	54,503
Cash and cash equivalents, end of year	$211,451	$102,437	$63,529
Supplementary information
Income taxes paid	$379	$20	$27
Interest paid	$26,387	$33,384	$26,717
Non-cash exchange of investments	$101,100	$45,541	$—
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
In the first quarter of 2014, the Company raised approximately $1.1 billion of capital consisting of $907.3 million in common equity ($895.6 million net of issuance costs) and $226.6 million in preference equity ($219.2 million net of issuance costs and discount). Through its wholly-owned subsidiary, Arch Reinsurance Ltd. (“ARL”), Arch Capital Group Ltd. (“ACGL”) invested $100.0 million and acquired approximately 11% of the Company’s common equity and a warrant to purchase up to 975,503 of common shares. These warrants were not exercised and expired on March 25, 2020. See Note 19, “Shareholders’ equity” for further details.
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
Watford Re and Watford Insurance Company Europe Limited (“WICE”) have engaged Arch Underwriters Ltd. (“AUL”), a company incorporated in Bermuda and a wholly-owned subsidiary of Arch Capital Group Ltd. (“ACGL”), to act as their insurance and reinsurance manager pursuant to services agreements between AUL and Watford Re and WICE, respectively. AUL manages the day-to-day underwriting activities of Watford Re and WICE, subject to the provisions of the services agreement and the oversight of our board of directors. See Note 14, “Transactions with related parties” for further details.
In May 2018, WICE formed a branch in Romania and commenced underwriting operations in June 2018. WICE is a wholly-owned subsidiary of Watford Re. The Romanian branch ceased accepting new business from September 1, 2020.
Watford Specialty Insurance Company (“WSIC”) and Watford Insurance Company (“WIC”), which are wholly-owned, indirect subsidiaries of Watford Re, have engaged Arch Underwriters Inc. (“AUI”), a company incorporated in Delaware and a wholly-owned subsidiary of ACGL, to act as their insurance and reinsurance manager pursuant to services agreements between AUI and WSIC and WIC, respectively. AUI manages the day-to-day underwriting activities of WSIC and WIC, subject to the provisions of the services agreement and the oversight of our board of directors. See Note 14, “Transactions with related parties” for further details.
The Company has engaged HPS Investment Partners, LLC (“HPS”), as Investment Manager of the assets in its non-investment grade portfolio pursuant to various investment management agreements. HPS invests the Company’s non-investment grade assets and a portion of its investment grade assets, subject to the terms of the applicable investment management agreements and the oversight of our senior management and board of directors. See Note 14, “Transactions with related parties” for further details.
The Company has engaged Arch Investment Management Ltd. (“AIM”), a Bermuda exempted company and a subsidiary of ACGL, as Investment Manager of assets in its investment grade

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

portfolio pursuant to various investment management agreements. AIM manages the majority of the Company’s investment grade assets pursuant to the terms of the investment management agreements and the oversight of our senior management and board of directors. See Note 14, “Transactions with related parties” for further details.
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
Reinsurance premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the term of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 1 year. Accordingly, the premium is earned evenly over the term. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 2 year period. Certain of the Company’s reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses are recorded based upon the projected experience under such contracts.
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
Deferred acquisition costs, which are based on the related unearned premiums, are carried at their estimated realizable value and take into account anticipated losses and loss adjustment expenses, based on historical and current experience, and anticipated investment income. A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and anticipated investment income exceed unearned premiums. A premium deficiency is recorded by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. No premium deficiency charges were recorded by the Company during December 31, 2020, 2019 and 2018.
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
(f) Investments
The Company has elected the fair value option for the majority of its long and short-term investments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 825, Financial Instruments. As a result, the Company’s non-investment grade investments are reported at fair value with changes in fair value included in “realized and unrealized gain (loss) on investments” in the consolidated statements of income (loss). See Note 8, “Investment information” for further information about the investment portfolios.
The fair values of investments are based on quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments are comprised of securities due to mature within one year of the date of issue. Investment transactions are recorded on a trade date basis with balances pending settlement recorded separately in the consolidated balance sheets as receivable for securities sold or payable for securities purchased. See Note 9, “Fair value” for further details.
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
Performance fees related to the non-investment grade portfolio equal to 10% of income plus an additional performance fee equal to 25% of any Excess Income (as defined in such investment management agreements) in excess of a net 10% return to Watford after deduction for paid and accrued management fees and base performance fees, with the total performance fees not to exceed 17.5% of the Income or Aggregate Income, as applicable, are reflected in “investment performance fees - related parties” in the consolidated statements of income (loss). See Note 8, “Investment information” for further details.
The Company invests in limited partnerships and limited liability companies. Such amounts are included in other investments, fair value option. These investments can often have characteristics of a variable interest entity (“VIE”). A VIE refers to entities that have characteristics such as (i) insufficient equity at risk to allow the entity to finance its activities without additional financial support or (ii) instances where the equity investors, as a group, do not have the characteristic of a controlling financial interest. If the Company is determined to be the primary beneficiary, it is required to consolidate the VIE. The primary beneficiary is defined as the variable interest holder that is determined to have the controlling financial interest as a result of having both (i) the power to direct the activities of a VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. At inception of the VIE as well as on an ongoing basis, the Company determines whether it is the primary beneficiary based on an analysis of the Company’s level of involvement in the VIE, the contractual terms, and the overall structure of the VIE. The

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded commitment. See Note 8, “Investment information” for further details.
(g) Derivative instruments
The Company recognizes all derivative financial instruments, including embedded derivative instruments, at fair value in the consolidated balance sheets. The Company’s investment and underwriting strategy allows for the use of derivative instruments to enhance investment performance, replicate investment positions or manage market exposures and duration risk that would be allowed under the Company’s investment guidelines if implemented in other ways. For such investment derivative instruments, changes in assets and liabilities measured at fair value are recorded as a component of “realized and unrealized gain (loss) on investments.” In addition, the Company’s derivative instruments include amounts related to underwriting activities where an insurance or reinsurance contract meets the accounting definition of a derivative instrument. For such contracts, changes in fair value are reflected in “other underwriting income” in the consolidated statements of income (loss), as the underlying contract originates from the Company’s underwriting operations. See Note 11, “Derivative instruments” for further details.
(h) Reserves for losses and loss adjustment expenses
The reserve for losses and loss adjustment expenses consists of estimates of unpaid reported losses and loss adjustment expenses and estimates for losses incurred but not reported. The reserve for unpaid reported losses and loss adjustment expenses, established by management based on reports from ceding companies and claims from insureds, represents the estimated ultimate cost of events or conditions that have been reported to or specifically identified by the Company. Such reserves are supplemented by management’s estimates of reserves for losses incurred for which reports or claims have not been received. The Company’s reserves are based on a combination of reserving methods, incorporating ceding company and industry loss development patterns. The Company selects the initial expected loss and loss adjustment expense ratios based on information derived by AUL and AUI managers during the initial pricing of the business, supplemented by industry data where appropriate. Such ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market. The Company, in conjunction with data and analysis supplied by AUL and AUI, reviews the reserves regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in income in the period in which they are determined. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss adjustment expenses may differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis. See Note 5, “Reserve for losses and loss adjustment expenses” for further details.
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
(k) Income taxes
Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. See Note 13, “Income taxes” for more information.
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
(l) Warrants
The Company issued certain warrant contracts to Arch and HPS in conjunction with the initial capitalization of the Company. These warrants were not exercised and expired on March 25, 2020.
(m) Earnings per share
Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares and participating securities outstanding during the period. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and convertible securities, such as nonparticipating unvested restricted shares, if applicable. Diluted earnings per share are based on the weighted average number of common shares and share equivalents including any dilutive effects of warrants, options and other awards under stock plans, if applicable. U.S. GAAP requires that unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. In the event of a net loss, the

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

participating securities are excluded from the calculation of both basic and diluted loss per share. See Note 12, “Earnings per common share” for more information.
(n) Share-based compensation
The Company applies a fair value-based measurement method in accounting for its share-based compensation plans with eligible employees and directors. Compensation expense is estimated based on the fair value of the award at the grant date and is recognized in net income over the requisite service period with a corresponding increase in shareholders’ equity. No value is attributed to awards that employees forfeit because they fail to satisfy vesting conditions. The Company’s time-based awards generally vest over a three-year period with one-third vesting on each of the first, second and third anniversaries of the grant date. The share-based compensation expense associated with awards that have graded vesting features and vest based only on service conditions is calculated on a straight-line basis over the requisite service period for the entire award. Compensation expense recognized in connection with performance awards is based on the achievement of the specified performance and service conditions. The final measure of compensation expense recognized over the requisite service period reflects the final performance outcome. During the recognition period, compensation expense is accrued based on the specified performance conditions that are probable of achievement. For awards granted to retirement-eligible employees where no service is required for the employee to retain the award, the grant date fair value is immediately recognized as compensation expense at the grant date because the employee is able to retain the award without continuing to provide service. For employees near retirement eligibility, the attribution of compensation expense is over the period from the grant date to the retirement eligibility date. The Company accounts for forfeitures of share-based awards as such forfeitures occur. See Note 20, “Share transactions” for information relating to the Company’s share-based compensation.
(o) Treasury shares
Treasury shares are common shares purchased by the Company and not subsequently canceled. These shares are recorded at cost and result in a reduction of the Company’s shareholders’ equity in its consolidated balance sheets.
(p) Reinsurance recoverables
In the normal course of business, the Company’s subsidiaries cede a portion of their premium and losses through pro rata and excess of loss reinsurance agreements on a treaty or facultative basis. Reinsurance recoverables are recorded as assets, predicated on the reinsurers’ ability to meet their obligations under the reinsurance agreements. In certain instances, the Company obtains collateral, including letters of credit and trust accounts, to further reduce the credit exposure on its reinsurance recoverables. The Company reports its reinsurance recoverables net of an allowance for expected credit loss in the Company’s consolidated balance sheets. The allowance is based upon the Company’s ongoing review of amounts outstanding, the financial condition of its reinsurers, amounts and form of collateral obtained and other relevant factors. A ratings based probability-of-default and loss-given-default methodology is used to estimate the allowance for expected credit loss. Any allowance for credit losses is charged to the Company’s consolidated statements of income (loss) in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses.
(q) Premiums receivable and unearned premium reserves
Premiums are recognized as revenues pro rata over the policy period. Unearned premium reserves represent the unexpired portion of policy premiums. Accrued retrospective premiums are included in premiums receivable balances. Premiums receivable balances are reported net of an allowance for expected credit losses. The Company monitors credit risk associated with premiums receivable through its ongoing review of amounts outstanding, aging of the receivable, historical loss data

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

and counterparty financial strength measures. The allowance also includes estimated uncollectible amounts related to dispute risk. Amounts deemed to be uncollectible, are written off against the allowance. In certain instances, credit risk may be reduced by the Company’s right to offset loss obligations or unearned premiums against premiums receivable. Any allowance for credit losses is charged to the Company’s consolidated statements of income (loss) in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company’s estimate of expected credit losses.
(r) Recent accounting pronouncements
Issued and effective as of December 31, 2020 - Credit Losses
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) which was issued in June 2016. This ASU applies a new credit loss model (current expected credit losses, or “CECL”) for determining credit-related impairments for financial instruments measured at amortized cost (including reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the Company’s consolidated balance sheet.
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
The Company adopted this ASU as of January 1, 2020. For available for sale debt securities, the updated guidance was applied prospectively. For financial instruments measured at amortized cost, the updated guidance was applied by recognizing a cumulative effect adjustment of $0.4 million, net of tax, to the opening balance of retained earnings as of January 1, 2020, the beginning of the period of adoption. This adjustment is associated with “premiums receivable” and “reinsurance recoverables on unpaid and paid losses and loss adjustment expenses” in the Company’s consolidated balance sheets. The cumulative effect of the adjustment decreased retained earnings as of January 1, 2020 and increased the allowance for estimated uncollectible reinsurance.
The accounting policies have been updated to reflect the Company’s adoption of ASU 2016-13, as described above. Results for the reporting periods beginning January 1, 2020 and thereafter are presented under ASC 326, while prior period amounts continue to be reported in accordance with previous applicable GAAP.
Issued and effective as of December 31, 2020
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. This ASU was adopted on January 1, 2020, and the Company considers the impact to be immaterial to the Company’s consolidated financial statements and disclosures.
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
Recently issued accounting standards not yet adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 will be effective for fiscal years beginning after December 31, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company has assessed the impact of the implementation of this ASU and considers the impact to be immaterial to the Company’s consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope (“ASU 2021-01”). These ASUs provide practical expedients and exceptions for applying GAAP to contracts and transactions affected by reference rate reform if such contracts or transactions reference LIBOR or another reference rate expected to be discontinued. Amendments in this ASU for contract modifications may be applied as of March 12, 2020 through December 31, 2022. Once adopted, this ASU must be applied prospectively for all eligible contract modifications. The Company is currently assessing the impact the implementation of this ASU will have on its consolidated financial statements and disclosures, but does not believe that such impact will be material.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The following table provides summary information regarding premiums written and earned by line of business and net premiums written by underwriting location:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Gross premiums written:
Casualty reinsurance	$188,042	$279,967	$274,661
Other specialty reinsurance	117,177	119,518	196,170
Property catastrophe reinsurance	27,334	16,226	10,424
Insurance programs and coinsurance	395,993	339,170	253,760
Total	$728,546	$754,881	$735,015

Net premiums written:
Casualty reinsurance	$185,968	$225,758	$273,048
Other specialty reinsurance	111,575	114,876	181,096
Property catastrophe reinsurance	26,587	15,517	10,193
Insurance programs and coinsurance	213,459	176,711	139,838
Total	$537,589	$532,862	$604,175

Net premiums earned:
Casualty reinsurance	$205,192	$238,437	$278,656
Other specialty reinsurance	131,873	149,688	162,691
Property catastrophe reinsurance	23,037	13,399	10,998
Insurance programs and coinsurance	200,249	155,166	126,517
Total	$560,351	$556,690	$578,862

Net premiums written by underwriting location:
United States	$115,471	$127,176	$49,800
Europe	97,753	52,065	91,635
Bermuda	324,365	353,621	462,740
Total	$537,589	$532,862	$604,175

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

4. Reinsurance
Through reinsurance agreements with Arch Reinsurance Ltd. (“ARL”) and Arch Reinsurance Company (“ARC”), which are subsidiaries of ACGL, as well as through other third-party reinsurance agreements, the Company cedes a portion of its premiums. The effects of reinsurance on the Company’s written and earned premiums, losses and loss adjustment expenses were as follows:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Premiums written
Direct	$395,993	$339,170	$253,760
Assumed	332,553	415,711	481,255
Ceded	(190,957)	(222,019)	(130,840)
Net	$537,589	$532,862	$604,175
Premiums earned
Direct	$376,870	$290,328	$201,868
Assumed	387,461	419,778	468,156
Ceded	(203,980)	(153,416)	(91,162)
Net	$560,351	$556,690	$578,862
Losses and loss adjustment expenses
Direct	$326,249	$244,354	$157,991
Assumed	298,689	347,378	348,332
Ceded	(184,456)	(138,597)	(65,068)
Net	$440,482	$453,135	$441,255
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with financially sound carriers. At December 31, 2020 and 2019, 100% of ceded loss and loss adjustment reserves were due from carriers which had an A.M. Best or Standard & Poor’s rating of “A-” or better.
At December 31, 2020 and 2019, approximately 44% and 47%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) were due from ARL and ARC, each of which have ratings of “A+” from A.M. Best. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

5. Reserve for losses and loss adjustment expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Gross reserve for losses and loss adjustment expenses at beginning of year	$1,263,628	$1,032,760	$798,262
Unpaid losses and loss adjustment expenses recoverable	165,549	81,267	39,856
Net reserve for losses and loss adjustment expenses at beginning of year	1,098,079	951,493	758,406

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current year	441,175	429,322	443,482
Prior years	(693)	23,813	(2,227)
Total net losses and loss adjustment expenses	440,482	453,135	441,255

Foreign exchange losses (gains)	21,029	15,286	(23,962)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current year	(69,571)	(73,723)	(64,026)
Prior years	(240,338)	(248,112)	(160,180)
Total paid losses and loss adjustment expenses	(309,909)	(321,835)	(224,206)

Net reserve for losses and loss adjustment expenses at end of year	1,249,681	1,098,079	951,493
Unpaid losses and loss adjustment expenses recoverable	269,902	165,549	81,267
Gross reserve for losses and loss adjustment expenses at end of year	$1,519,583	$1,263,628	$1,032,760
During 2020, the Company recorded net favorable development on prior year loss reserves of $0.7 million. Net favorable development was experienced on other specialty reinsurance losses of $5.8 million, casualty reinsurance losses of $4.9 million and property catastrophe reinsurance losses of $3.3 million. This favorable development was partially offset by unfavorable development on insurance programs and coinsurance losses of $13.3 million.
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
As mentioned above, there can be a considerable time lag from the time a claim is reported to a ceding company to the time it is reported to the reinsurer. The lag can be several years in some cases and may be attributed to a number of reasons; including the time it takes to investigate a claim, delays associated with the litigation process, the deterioration in a claimant’s physical condition many years after an accident occurs, the case reserving approach of the ceding company, etc. In the reserving process, the Company assumes that such lags are predictable, on average, over time and therefore the lags are contemplated in the loss reporting patterns used in their actuarial methods. This means that reserves for our reinsurance lines of business must rely on estimates for a longer period of time than for our insurance lines of business. Backlogs in the recording of assumed reinsurance can also complicate the accuracy of loss reserve estimation. As of December 31, 2020 there were no significant backlogs related to the processing of assumed reinsurance information for our reinsurance lines of business.
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
These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:
•Expected loss methods: these methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss and loss adjustment expense ratios are typically developed based upon the information derived by underwriters and actuaries during the initial pricing of the business, supplemented by industry data available from organizations, such as statistical bureaus and consulting firms, where appropriate. These ratios consider, among other things, rate changes and changes in terms and conditions that have been observed in the market.

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
•Historical incurred loss development methods: these methods assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. These methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods may be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses may be less reliable than other methods.
•Historical paid loss development methods: these methods, like historical incurred loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant. These methods use historical loss payments over discrete periods of time to estimate future losses and necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use incurred losses to estimate ultimate losses, they may be more reliable than the other methods that use incurred losses in situations where there are significant changes in how incurred losses are established by a company’s claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.
•Adjusted historical paid and incurred loss development methods: these methods take traditional historical paid and incurred loss development methods and adjust them for the estimated impact of changes from the past in factors such as inflation, the speed of claim payments or the adequacy of case reserves. Adjusted historical paid and incurred loss development methods are often more reliable methods of predicting ultimate losses in periods of significant change, provided the actuaries can develop methods to reasonably quantify the impact of changes. As such, these methods utilize more judgment than historical paid and incurred loss development methods.
•Bornhuetter-Ferguson, or B-F, paid and incurred loss methods: these methods utilize actual paid and incurred losses and expected patterns of paid and incurred losses, taking the initial expected ultimate losses into account to determine an estimate of expected ultimate losses. The B-F paid and incurred loss methods are useful when there are few reported claims and a relatively less stable pattern of reported losses.
•Additional analysis: other methodologies are often used in the reserving process for specific types of claims or events, such as catastrophic or other specific major events. These include vendor catastrophe models, which are typically used in the estimation of loss reserves at the early stage of known catastrophic events before information has been reported to an insurer or reinsurer, and analysis of specific industry events, such as large lawsuits or claims.
In the initial reserving process for short-tail lines, consisting of property catastrophe and other exposures, we rely on a combination of the reserving methods discussed above. For known catastrophic events, our reserving process also includes the usage of catastrophe models and a heavy reliance on analysis which includes ceding company inquiries and management judgment. The development of property losses may be unstable, especially where there is high catastrophic exposure, may be characterized by high severity, low frequency losses for excess and catastrophe-

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

exposed business and may be highly correlated across contracts. As time passes, for a given underwriting year, additional weight is given to the paid and incurred B-F loss development methods and historical paid and incurred loss development methods in the reserving process. We make a number of key assumptions in reserving for short-tail lines, including that historical paid and reported development patterns are stable, catastrophe models provide useful information about our exposure to catastrophic events that have occurred and our underwriters’ judgment and guidance received from ceding companies as to potential loss exposures may be relied on. The expected loss ratios used in the initial reserving process for our property exposures will vary over time due to changes in pricing, reinsurance structure, estimates of catastrophe losses, terms and conditions and geographical distribution. As losses in property lines are reported relatively quickly, expected loss ratios are selected for the current underwriting year incorporating the experience for earlier underwriting years, adjusted for rate changes, inflation, changes in reinsurance programs, expectations about present and future market conditions and expected attritional losses based on modeling. Due to the short-tail nature of property business, reported loss experience emerges quickly and ultimate losses are known in a comparatively short period of time.
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
The following tables present information on the short-duration contracts by line of business:

Casualty reinsurance - Pro Rata ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance								December 31, 2020
	Year ended December 31,							Total of IBNR liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2014	$44,482	$43,295	$44,706	$46,353	$48,732	$50,420	$50,385	$5,050
2015		163,087	165,718	180,287	178,252	186,336	188,457	25,920
2016			168,422	187,602	188,316	197,390	203,217	38,244
2017				179,043	180,070	192,638	193,524	49,026
2018					148,019	143,278	144,213	52,175
2019						115,993	113,703	49,959
2020							74,069	47,186
						Total	$967,568

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$940	$6,881	$14,041	$20,847	$25,658	$32,218	$35,988
2015		13,093	38,051	71,260	87,129	115,013	132,491
2016			11,451	45,461	69,004	111,529	134,488
2017				15,410	40,689	82,326	109,040
2018					11,143	35,927	60,515
2019						16,607	36,934
2020							11,309
						Total	520,765
Liabilities for losses and loss adjustment expenses, net of reinsurance							$446,803

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Casualty reinsurance - Excess of Loss ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance								December 31, 2020
	Year ended December 31,							Total of IBNR liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2014	$4,904	$5,933	$5,480	$12,002	$10,975	$10,710	$11,787	$742
2015		28,735	29,933	37,384	39,000	39,300	40,571	2,794
2016			39,295	43,742	50,957	51,735	49,917	5,719
2017				60,126	37,118	40,363	50,181	4,853
2018					71,776	69,218	60,902	2,629
2019						81,505	70,210	26,018
2020							100,645	85,509
						Total	$384,213

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$—	$2	$74	$692	$1,391	$3,476	$4,330
2015		104	650	2,089	7,114	8,977	16,055
2016			233	835	2,699	5,712	11,261
2017				107	971	2,494	8,644
2018					155	2,470	13,835
2019						302	2,804
2020							224
						Total	57,153
Liabilities for losses and loss adjustment expenses, net of reinsurance							$327,060

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Other specialty reinsurance ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance								December 31, 2020
	Year ended December 31,							Total of IBNR liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2014	$17,019	$17,363	$17,231	$17,720	$18,139	$18,145	$18,730	$425
2015		72,560	73,919	72,347	74,985	77,508	79,831	1,461
2016			68,946	59,343	59,003	56,623	62,014	3,130
2017				83,827	73,536	78,401	81,299	2,120
2018					80,831	83,314	81,385	4,892
2019						86,964	82,711	18,337
2020							78,263	42,536
						Total	$484,233

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$4,835	$12,492	$14,351	$15,501	$16,969	$17,264	$17,515
2015		30,181	49,417	58,412	67,847	70,815	73,748
2016			25,397	38,879	45,925	50,320	54,799
2017				31,522	55,493	61,834	66,923
2018					17,710	51,329	65,192
2019						21,248	31,720
2020							11,607
						Total	321,504
Liabilities for losses and loss adjustment expenses, net of reinsurance							$162,729

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Property catastrophe reinsurance ($000’s)
Incurred losses and allocated loss adjustment expenses, net of reinsurance								December 31, 2020
	Year ended December 31,							Total of IBNR liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2014	$1,574	$1,185	$863	$833	$704	$654	$613	$25
2015		4,732	3,627	2,836	2,127	2,038	2,012	(12)
2016			5,186	4,192	3,484	3,042	2,948	(1)
2017				22,567	18,243	17,476	16,624	200
2018					16,854	15,020	13,245	387
2019						10,695	10,194	1,160
2020							21,650	4,399
						Total	$67,286

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$—	$238	$586	$619	$643	$652	$680
2015		392	820	1,407	1,492	1,532	1,576
2016			1,034	1,968	2,355	2,639	2,687
2017				6,627	12,130	13,294	14,340
2018					2,771	7,607	9,800
2019						605	4,093
2020							2,916
						Total	36,092
Liabilities for losses and loss adjustment expenses, net of reinsurance							$31,194

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Insurance programs and coinsurance ($000’s except claim count)
Incurred losses and allocated loss adjustment expenses, net of reinsurance								December 31, 2020
	Year ended December 31,							Total of IBNR liabilities plus expected development on reported claims (1)	Cumulative number of reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2014	$—	$—	$—	$—	$—	$—	$—	$—	—
2015		1,066	1,066	1,198	1,207	1,206	1,163	(120)	775
2016			27,111	26,793	28,463	28,938	29,650	1,429	31,579
2017				61,857	60,724	64,480	65,170	6,480	55,361
2018					103,815	103,182	112,293	9,668	49,445
2019						130,806	135,007	16,894	66,676
2020							158,258	102,037	53,919
						Total	$501,541

Cumulative paid losses and allocated loss adjustment expenses, net of reinsurance
2014	$—	$—	$—	$—	$—	$—	$—
2015		9	416	758	884	951	1,289
2016			6,228	16,217	21,763	23,909	26,543
2017				19,106	39,076	46,541	52,324
2018					32,600	69,161	79,365
2019						32,347	78,875
2020							26,887
						Total	265,283
Liabilities for losses and loss adjustment expenses, net of reinsurance							$236,258
(1) Total IBNR liabilities for the 2015 accident year contains the results of a multi-year program where results are considered over a three-year period. The IBNR for the multi-year program is positive, however our methodology results in negative IBNR allocations for certain years, offset by positive IBNR in other years.
The following table presents the average annual percentage payout of incurred losses and allocated loss adjustment expenses by age, net of reinsurance, as of December 31, 2020:

	Average annual percentage payout of incurred losses and loss adjustment expenses by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7
Casualty reinsurance - pro rata	8.6%	15.0%	16.4%	14.2%	11.9%	11.1%	7.5%
Casualty reinsurance - excess of loss	0.3%	1.9%	5.9%	9.0%	7.2%	17.6%	7.3%
Other specialty reinsurance	29.4%	28.4%	11.5%	7.8%	6.3%	2.6%	1.3%
Property catastrophe reinsurance	19.2%	32.6%	24.5%	6.4%	2.5%	1.8%	4.6%
Insurance programs and coinsurance	20.2%	33.3%	17.2%	9.0%	7.3%	29.2%	N/A
For the year ended December 31, 2020, the Company did not make any significant changes in its methodologies or assumptions.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The following table represents a reconciliation of the disclosures of net incurred and paid loss development tables to the reserve for losses and loss adjustment expenses at December 31, 2020:

December 31, 2020
($ in thousands)
Net outstanding liabilities:
Casualty reinsurance - pro rata	$446,803
Casualty reinsurance - excess of loss	327,060
Insurance programs and coinsurance	236,258
Other specialty reinsurance	162,729
Property catastrophe reinsurance	31,194
Other short duration lines not included in disclosures	41,018
Total for short duration lines	1,245,062

Unpaid losses and loss adjustment expenses recoverable:
Insurance programs and coinsurance	216,128
Casualty reinsurance - excess of loss	24,285
Other specialty reinsurance	22,891
Casualty reinsurance - pro rata	4,698
Property catastrophe reinsurance	27
Other short duration lines not included in disclosures (1)	1,873
Total for short duration lines	269,902

Unallocated claims adjustment expenses	4,619
Reserve for losses and loss adjustment expenses	$1,519,583
(1) Other short duration lines includes liabilities acquired in the purchase of WIC, which are 100% reinsured pursuant to a 100% quota share agreement, and other miscellaneous items.
7. Allowance for expected credit losses
Premiums Receivable
The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at January 1, 2020 and December 31, 2020 and changes in the allowance for expected credit losses for the year ended December 31, 2020.

	At and For the Year Ended December 31, 2020
	Premiums Receivable, Net of Allowance	Allowance for Expected Credit Losses
	($ in thousands)
Balance at beginning of year	$273,657	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		156
Current period change for expected credit losses		—
Write-offs charged against the allowance		—
Balance at end of year	$224,377	$156

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for expected credit losses, at January 1, 2020 and December 31, 2020, and changes in the allowance for expected credit losses for the year ended December 31, 2020.

	At and For the Year Ended December 31, 2020
	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
	($ in thousands)
Balance at beginning of year	$170,974	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020 (1)		297
Current period change for expected credit losses		8
Write-offs charged against the allowance		—
Balance at end of year	$286,590	$305
(1) As at December 31, 2020, the allowance for credit losses is gross of deferred tax of $25 thousand.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

8. Investment information
Available for Sale Investments
The following tables summarize the fair value of the Company’s securities classified as available for sale as of December 31, 2020 and 2019:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	($ in thousands)
December 31, 2020
Fixed maturities:
U.S. government and government agency bonds	$201,114	$1,122	$(22)	$202,214
Corporate bonds	188,473	9,176	(652)	196,997
Asset-backed securities	82,803	536	(3,081)	80,258
Non-U.S. government and government agency bonds	146,594	10,837	(102)	157,329
Mortgage-backed securities	17,405	5	(747)	16,663
Municipal government and government agency bonds	1,686	102	—	1,788
Total investments, available for sale	$638,075	$21,778	$(4,604)	$655,249
1) Effective January 1, 2020, the Company adopted ASU 2016-13, and as a result any credit impairment losses on the Company’s available for sale securities are recorded as an allowance, subject to reversal. See Note 2. “Basis of presentation and significant accounting policies-(p) Recent accounting pronouncements-Issued and effective as of December 31, 2020 - Credit Losses” above for more information about ASU 2016-13. Included within the gross unrealized losses for corporate bonds is a credit allowance of $0.2 million for securities with an unrealized loss of $0.8 million as of December 31, 2020.

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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized losses by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
December 31, 2020
Fixed maturities:
U.S. government and government agency bonds	$15,492	$(22)	$—	$—	$15,492	$(22)
Non-U.S. government and government agency bonds	14,296	(102)	—	—	14,296	(102)
Corporate bonds	19,862	(652)	—	—	19,862	(652)
Asset-backed securities	48,790	(2,538)	16,730	(543)	65,520	(3,081)
Mortgage-backed securities	13,194	(671)	2,909	(76)	16,103	(747)
Total	$111,634	$(3,985)	$19,639	$(619)	$131,273	$(4,604)
December 31, 2019
Fixed maturities:
U.S. government and government agency bonds	$36,540	$(137)	$—	$—	$36,540	$(137)
Non-U.S. government and government agency bonds	51,779	(1,027)	5,410	(6)	57,189	(1,033)
Corporate bonds	9,854	(41)	—	—	9,854	(41)
Asset-backed securities	55,194	(504)	19,430	(231)	74,624	(735)
Mortgage-backed securities	14,481	(44)	—	—	14,481	(44)
Total	$167,848	$(1,753)	$24,840	$(237)	$192,688	$(1,990)
At December 31, 2020, 47 positions out of a total of 144 positions were in an unrealized loss position. The unrealized loss position increased during the twelve-month period from $2.0 million to $4.6 million. The decrease in value can be attributed to the market movements resulting from the COVID-19 global pandemic, which primarily impacted the asset-backed securities during the year. The Company believes that such securities were temporarily impaired at December 31, 2020.
At December 31, 2019, 48 positions out of a total of 146 positions were in an unrealized loss position; however, the unrealized loss was less than 10% of the fair value for all 48 positions. The decrease in value can be attributed to movement in foreign exchange rates for the non-U.S. government agency bonds since purchase and the decrease in value for the asset-backed securities, primarily driven by market movements during the year. The Company believes that such securities were temporarily impaired at December 31, 2019.
Allowance for expected credit losses
The Company recognized changes in the allowance for expected credit losses on available for sale securities of $0.2 million for the year ended December 31, 2020. The credit allowance as of December 31, 2020 was $0.2 million. No credit losses were previously recognized and there were no write-offs charged against the allowance. The change in allowance is recognized in “realized and unrealized gains (losses) on investments” in the Company’s consolidated statements of income (loss). There were no impairments of securities which the Company intends to sell or more likely than not will be required to sell.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our fixed maturities classified as available for sale, summarized by contractual maturity as of December 31, 2020 and December 31, 2019 are shown in the following tables.

	December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$27,469	$28,336	4.3%
Due after one year through five years	367,343	378,427	57.8%
Due after five years through ten years	123,253	132,165	20.2%
Due after ten years	19,802	19,400	3.0%
Asset-backed securities	82,803	80,258	12.2%
Mortgage-backed securities	17,405	16,663	2.5%
Total investments, available for sale	$638,075	$655,249	100.0%

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$9,235	$9,248	1.3%
Due after one year through five years	414,235	417,921	56.0%
Due after five years through ten years	133,822	136,329	18.3%
Due after ten years	11,833	12,026	1.6%
Asset-backed securities	145,555	145,434	19.5%
Mortgage-backed securities	24,776	24,750	3.3%
Total investments, available for sale	$739,456	$745,708	100.0%

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Fair Value Option and Fair Value Through Net Income
The following tables summarize the fair value of the Company’s securities held as of December 31, 2020 and December 31, 2019, classified as fair value through net income or for which the fair value option was elected:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2020
Term loan investments	$890,996	$7,948	$(47,405)	$851,539
Fixed maturities:
Corporate bonds	313,212	17,772	(18,114)	312,870
U.S. government and government agency bonds	267	7	—	274
Asset-backed securities	162,644	2,154	(24,290)	140,508
Non-U.S. government and government agency bonds	1,425	85	—	1,510
Short-term investments	412,762	5,928	—	418,690
Equities	49,044	20,855	(4,905)	64,994
Investments, fair value option	$1,830,350	$54,749	$(94,714)	$1,790,385
Fair Value Through Net Income:
Equities, fair value through net income	$74,258	$5,126	$(26,177)	$53,207

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2019
Term loan investments	$1,113,212	$7,340	$(58,618)	$1,061,934
Fixed maturities:
Corporate bonds	221,024	8,430	(15,100)	214,354
U.S. government and government agency bonds	1,963	1	(2)	1,962
Asset-backed securities	200,361	3,329	(12,953)	190,737
Mortgage-backed securities	7,399	712	(405)	7,706
Non-U.S. government and government agency bonds	1,449	18	(11)	1,456
Municipal government and government agency bonds	380	—	(1)	379
Short-term investments	325,542	3,817	(56)	329,303
Other investments	28,672	2,264	(475)	30,461
Equities	54,893	10,690	(5,784)	59,799
Investments, fair value option	$1,954,895	$36,601	$(93,405)	$1,898,091
Fair Value Through Net Income:
Equities, fair value through net income	$78,031	$2,360	$(15,053)	$65,338

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our term loans, fixed maturities and short-term investments, excluding securities classified as available for sale, summarized by contractual maturity as of December 31, 2020 and December 31, 2019 are shown in the following tables.

	December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$435,818	$440,003	25.5%
Due after one year through five years	833,722	809,119	46.9%
Due after five years through ten years	340,164	327,184	19.0%
Due after ten years	8,958	8,577	0.5%
Asset-backed securities	162,644	140,508	8.1%
Total	$1,781,306	$1,725,391	100.0%

	December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$368,452	$370,479	20.5%
Due after one year through five years	779,643	742,960	41.1%
Due after five years through ten years	514,961	495,416	27.4%
Due after ten years	514	533	—%
Asset-backed securities	200,361	190,737	10.6%
Mortgage-backed securities	7,399	7,706	0.4%
Total	$1,871,330	$1,807,831	100.0%
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The table below summarizes the credit quality of our total investments as of December 31, 2020 and December 31, 2019, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, Kroll Bond Rating Agency, or KBRA, or DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
December 31, 2020	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	Not Rated
	($ in thousands)
Term loan investments	$851,539	$—	$—	$—	$11,352	$19,486	$588,215	$185,221	$7,406	$2,727	$37,132
Fixed maturities:
Corporate bonds	509,867	—	19,812	82,379	87,913	38,232	194,418	59,421	8,280	1,894	17,518
U.S. government and government agency bonds	202,488	—	202,488	—	—	—	—	—	—	—	—
Asset-backed securities	220,766	—	—	15,675	133,471	31,822	8,385	8,262	837	—	22,314
Mortgage-backed securities	16,663	—	—	2,092	14,571	—	—	—	—	—	—
Non-U.S. government and government agency bonds	158,839	—	158,839	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	1,788	783	592	413	—	—	—	—	—	—	—
Total fixed income instruments	1,961,950	783	381,731	100,559	247,307	89,540	791,018	252,904	16,523	4,621	76,964
Short-term investments	418,690	89,519	168,700	108,905	47,891	—	3,186	489	—	—	—
Total fixed income instruments and short-term investments	2,380,640	90,302	550,431	209,464	295,198	89,540	794,204	253,393	16,523	4,621	76,964
Equities	118,201
Total	$2,498,841	$90,302	$550,431	$209,464	$295,198	$89,540	$794,204	$253,393	$16,523	$4,621	$76,964
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
Net investment income (loss)
The components of net investment income (loss) for the years ended December 31, 2020, 2019 and 2018 were derived from the following sources:

	Year Ended December 31, 2020
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
	($ in thousands)
Net investment income (loss) by asset class:
Term loan investments	$76,157	$11,821	$(16,495)	$71,483
Fixed maturities - Fair value option	42,431	(5,834)	12,563	49,160
Fixed maturities - Available for sale (1)	13,805	—	10,624	24,429
Short-term investments	5,377	46	580	6,003
Equities (2)	—	11,042	198	11,240
Equities, fair value through net income (2)	951	(5,602)	(1,149)	(5,800)
Other investments	1,669	(1,788)	5,521	5,402
Other (3)	—	(2,273)	375	(1,898)
Investment management fees - related parties	(17,193)	—	—	(17,193)
Borrowing and miscellaneous other investment expenses	(16,807)	—	—	(16,807)
Investment performance fees - related parties	—	—	—	(12,037)
	$106,390	$7,412	$12,217	$113,982
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $14.6 million and $4.0 million, respectively. Realized losses include an allowance for expected credit losses on available for sale securities of $0.2 million for the year ended December 31, 2020.
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
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $0.1 million and $1.0 million, respectively.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Fixed maturities that have been non-income producing for the twelve months preceding December 31, 2020, 2019 and 2018 have a market value of $9.7 million, $Nil and $1.0 million, respectively.
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
At December 31, 2020 and 2019, the Company held $2.0 billion and $2.1 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize the Company’s secured credit facilities and investment derivatives. Included within total pledged assets, the Company held $7.8 million and $6.4 million, respectively, in deposits with U.S. regulatory authorities.
Non-cash investing activities
During 2020, $101.1 million of investments converted or exchanged in non-cash transactions from fixed maturities or preferred equity positions to short-term investments, fixed maturities or common stock equity positions, as presented on the consolidated statements of cash flows.
During 2019, the Company exchanged a preference share position of $28.7 million, which was held within “equity securities, fair value through net income,” for a limited partnership interest of $28.7 million, held under “other investments, fair value option.” HPS acts as the general partner and manager of the limited partnership. The fund fully redeemed during the third quarter of 2020. During 2019, as a result of the restructuring of an investment position held by the Company, $16.9 million of term loans were converted to $23.0 million of common and preferred stock held within “equity securities, fair value through net income,” along with cash funding from short-term investments of $6.5 million.
9. Fair value
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
Of the $2.5 billion of net financial assets and liabilities measured at fair value at December 31, 2020, approximately $142.5 million, or 5.8%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $2.6 billion of net financial assets and liabilities measured at fair value at December 31, 2019, approximately $131.8 million, or 5.0%, were priced using non-binding broker-dealer quotes or modeled valuations.
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
Underwriting Derivative Instruments. The Company values the government-sponsored enterprise credit-risk sharing transactions using a valuation methodology based on observable inputs from non-binding broker-dealer quotes and/or recent trading activity. As the inputs used in the valuation process are observable market inputs, the fair value of these securities are classified within Level 2. Refer to Note 11, “Derivative instruments” for more information.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Investment Derivative Instruments. The Company values the investment derivatives, including total return swaps and options, at fair value. As the underlying investments have observable inputs, the fair value of these securities are classified within Level 2. Refer to Note 11, “Derivative instruments” for more information.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The following tables present the Company’s financial assets and liabilities measured at fair value by level as of December 31, 2020 and 2019:

		Fair Value Measurement Using:
December 31, 2020	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets measured at fair value:
Term loans	$851,539	$—	$801,660	$49,879
Fixed maturities:
Corporate bonds	509,867	—	508,882	985
U.S. government and government agency bonds	202,488	202,378	110	—
Asset-backed securities	220,766	—	220,766	—
Mortgage-backed securities	16,663	—	16,663	—
Non-U.S. government and government agency bonds	158,839	—	158,839	—
Municipal government and government agency bonds	1,788	—	1,788	—
Short-term investments	418,690	415,014	3,676	—
Equities	118,201	624	13,025	104,552
Other underwriting derivative assets	25	—	25	—
Investment derivative assets (1)	255	—	255	—
Total assets measured at fair value	$2,499,121	$618,016	$1,725,689	$155,416

Investment derivative liabilities (1)	$1,117	$—	$1,117	$—
Payable for securities sold short:
Corporate bonds	21,680	—	21,680	—
Equities	295	—	295	—
Total liabilities measured at fair value	$23,092	$—	$23,092	$—
(1) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets as of December 31, 2020.

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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The following tables present a reconciliation of the beginning and ending balances for all the financial assets measured at fair value on a recurring basis using Level 3 inputs for the year ending December 31, 2020 and 2019:

Year Ended December 31, 2020	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Ending Balance
Term loans	$36,048	$13,701	$130	$49,879
Corporate bonds	933	65	(13)	985
Equities	108,591	(22,840)	18,801	104,552
Total	$145,572	$(9,074)	$18,918	$155,416

Year Ended December 31, 2019	Beginning Balance	Transfers in (out) of Level 3 (3)	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Ending Balance
Term loans	$47,479	$—	$(15,402)	$3,971	$36,048
Corporate bonds	24,277	—	(23,341)	(3)	933
Asset-backed securities	22,560	(22,560)	—	—	—
Equities	70,451	—	39,705	(1,565)	108,591
Total	$164,767	$(22,560)	$962	$2,403	$145,572
(1) For the year ended December 31, 2020, the net purchases (sales) consisted of purchases of $49.8 million of term loans, $12.9 million of equities and $65 thousand of corporate bonds, offset in part by the sale of $27.4 million of equities and $7.1 million of term loans, as well as the $29.0 million of redemptions of term loans and $8.3 million of redemptions of equities. For the year ended December 31, 2019, the net purchases (sales) consisted of purchases of $75.0 million of equities and $0.6 million of term loans, offset in part by the sale of $35.3 million of equities, $15.8 million of term loans and $90 thousand of corporate bonds, as well as the redemption of $0.3 million of term loans and $23.3 million of corporate bonds.
(2) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).
(3) During the year ended December 31, 2019, the Company obtained pricing for an asset-backed security, in which pricing was not available as of December 31, 2018. As such, the security was transferred from Level 3 to Level 2 at its fair value as of December 31, 2018.
Financial instruments disclosed, but not carried, at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at December 31, 2020 and 2019 due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
On July 2, 2019, the Company completed a private offering of $175.0 million in aggregate principal amount of its 6.5% senior notes due July 2, 2029 (the “senior notes”). At December 31, 2020, the Company’s senior notes were carried at cost, net of debt issuance costs, of $172.7 million and had a fair value of $184.2 million. The fair value of the senior notes was obtained from a third party pricing service and was based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
Fair value measurements on a non-recurring basis
The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company uses a variety of techniques such as discounted expected future cash flows, to determine the fair value of these assets when appropriate. There were no such triggering events or changes in circumstances as of December 31, 2020 and 2019. There were no additional assets measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Intangible Assets
The Company tests intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. When the Company determines intangible assets may be impaired, the Company uses techniques including discounted expected future cash flows, to measure fair value. There were no such triggering events or changes in circumstances as of December 31, 2020 and 2019.
10. Borrowings to purchase investments
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility with Bank of America, N.A. (“Bank of America”) through Watford Asset Trust I, (“Watford Trust”) Watford Re owns all of the beneficial interests of Watford Trust. On August 27, 2020, Watford Re elected to reduce the borrowing capacity from $800.0 million to $640.0 million, and on November 9, 2020, further reduced the borrowing capacity from $640.0 million to $440.0 million, under the terms of the amended and restated agreement. The facility expires on November 30, 2021 and is backed by a portion of Watford Re’s non-investment grade portfolio which has been transferred to Watford Trust and which continues to be managed by HPS pursuant to an investment management agreement between HPS and Watford Trust. The purpose of the facility is to provide borrowing capacity, including for the purchase of loans, securities and other assets and distributing cash or any such loans, securities or other assets to Watford Re.
Borrowings on the facility may be made at LIBOR or an alternative base rate at our option, in either case plus an applicable margin. The applicable margin varies based on the applicable base rate and, in the case of LIBOR rate borrowings, the currency in which the borrowing is denominated. In addition, the facility allows for us to issue up to $220.0 million, reduced from $400.0 million as of August 27, 2020, and from $320.0 million as of November 9, 2020, in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements. We pay a fee on each letter of credit equal to the amount available to be drawn under such letter of credit multiplied by an applicable percentage. The applicable percentage varies based on the currency in which the letter of credit is denominated.
As of December 31, 2020 and 2019, Watford Re, through Watford Trust, had borrowed approximately $155.7 million and $484.3 million, respectively. Bank of America requires the Company to hold cash and investments in deposit with, or in trust accounts with respect to the borrowed funds and outstanding letters of credit. As of December 31, 2020 and 2019, the Company was required to hold $255.5 million and $791.0 million, respectively, in such deposits and trust accounts. Watford Re has deferred the issuance and extension costs relating to the borrowings of $14.5 million and is subsequently amortizing the deferred costs over the term of the borrowing arrangements.
Custodian bank facilities
As of December 31, 2020 and 2019, the Company had borrowed $56.0 million and $Nil, respectively, from the Company’s custodian banks to purchase U.S. dollar denominated securities. The Company pays interest based on LIBOR or the Overnight Bank Funding Rate (“OBFR”), plus a margin and the borrowed amount is payable upon demand.
The custodian banks require the Company to hold cash and investments in deposit with, or in an investment account with respect to the borrowed funds. As of December 31, 2020 and 2019, the Company was required to hold $96.3 million and $Nil, respectively, in such deposits and investment accounts.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Revolving credit agreement borrowings
As of December 31, 2020 and 2019, the Company had total revolving credit agreement borrowings of $211.6 million and $484.3 million, respectively, which consist of the borrowings from the secured credit facility and the custodian bank facilities as discussed above.
During the years ending December 31, 2020, 2019 and 2018, interest expense incurred on the secured credit facility and the custodian bank facilities was $15.0 million, $27.7 million and $26.5 million, respectively. The interest expense incurred is included as a component of borrowings and miscellaneous other investment expenses in the Company’s consolidated statements of income (loss).
As of December 31, 2020 and 2019, the fair value of the Company’s outstanding borrowings approximated their carrying value.
11. Derivative instruments
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
As of December 31, 2020 and 2019, the Company posted $9.2 million and $13.1 million, respectively, in assets as collateral. These assets are included in “fixed maturities,” which are recorded at fair value in the Company’s consolidated balance sheets.
Investment Derivatives
The Company’s investment strategy allows for the use of derivative securities. The Company invests in call options to manage specific market risks; such derivative instruments are recorded at fair value, and shown as part of “payable for securities sold short” on its consolidated balance sheets. Additionally, the Company invests in put options to manage specific market risks; such derivative instruments are recorded at fair value, and shown as part of “equity securities” on its consolidated balance sheets.
The Company began investing in total return swaps (“swaps”) during 2018, through a Master Confirmation of Total Return Swap Transactions agreement, and recognizes the swap derivatives at fair value. The derivative assets and derivative liabilities relating to these transactions are included in “other assets” and “other liabilities,” respectively, in the Company’s consolidated balance sheets. At December 31, 2020 and 2019, the Company had collateral funds held by the counterparty of $67.1 million and $64.1 million, respectively, included in “short-term investments” in the Company’s consolidated balance sheets.
The fair value of such options and swaps are based on observable inputs and classified in Level 2 of the valuation hierarchy. Realized and unrealized gains and losses from investment derivatives are included in “realized and unrealized gains (losses) on investments” in the Company’s consolidated statements of income (loss).
The Company did not hold any derivatives designated as hedging instruments at December 31, 2020 and 2019.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The following table summarizes information on the fair values and notional amount of the Company’s derivative instruments at December 31, 2020 and 2019:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Net Derivatives	Notional Amount (1)
	($ in thousands)
December 31, 2020
Other underwriting derivatives	$25	$—	$25	$39,165
Options	796	296	500	4,918
Total return swaps	255	1,117	(862)	113,852
Total	$1,076	$1,413	$(337)	$157,935

December 31, 2019
Other underwriting derivatives	$148	$—	$148	$59,879
Total return swaps	1,667	257	1,410	162,678
Total	$1,815	$257	$1,558	$222,557
(1) The notional amount represents the absolute value of all outstanding contracts.
The realized and unrealized gains and losses on the Company’s derivative instruments are reflected in the consolidated statements of income (loss), as summarized in the following table:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Underwriting derivatives:
Other underwriting income (loss)	$2,045	$2,412	$2,722
Investment derivatives:
Net realized and unrealized gains (losses):
Options	(3,511)	799	1,314
Total return swaps	(1,898)	5,441	(1,230)

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

12. Earnings per common share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands except share and per share data)
Numerator:
Net income (loss) before preference dividends and redemption costs	$64,914	$62,541	$(34,883)
Preference dividends	(4,402)	(13,632)	(19,633)
Accelerated amortization of costs related to the redemption of preference shares	—	(4,164)	—
Net income (loss) available to common shareholders	60,512	44,745	(54,516)

Denominator:
Weighted average common shares outstanding - basic	19,899,137	22,366,682	22,682,875
Effect of dilutive common share equivalents:
Weighted average non-vested restricted share units (1)(2)	22,094	7,286	—
Weighted average common shares outstanding - diluted (3)	19,921,231	22,373,968	22,682,875
Earnings (loss) per common share:
Basic	$3.04	$2.00	$(2.40)
Diluted	$3.04	$2.00	$(2.40)
(1) During the year ended December 31, 2020, the Company issued 100,958 common shares, related to restricted share units granted in 2019. Of these shares, 27,456 common shares vested during the year ended December 31, 2020.
(2) During the years ended December 31, 2020 and 2019, the Company granted an aggregate of 63,591 and 165,287, respectively, of restricted share units and common shares to certain employees and directors. Of the total restricted share units and common shares granted, 103,820 are non-vested as of December 31, 2020. Refer to Note 20, “Share transactions” for further details.
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
13. Income taxes
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
WICE is incorporated under the laws of Gibraltar and regulated by the Gibraltar Financial Services Commission (the “FSC”) under the Financial Services (Insurance Company) Act (the “Gibraltar Act”). In addition to its operations in Gibraltar, WICE operates a branch in Romania. The Romanian branch ceased accepting new business from September 1, 2020. The current rates of tax on applicable profits in Gibraltar and Romania are 10% and 16%, respectively. The open tax years that are potentially subject to examination are 2019 and 2020 in Gibraltar and 2018 through 2020 in Romania.
Watford Holdings (U.K.) Limited is incorporated in the United Kingdom and is subject to U.K. corporate income tax. The current U.K. corporate income tax rate is 19%. The open tax years that are potentially subject to examination by U.K. tax authorities are 2019 and 2020.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Watford Holdings (U.S.) Inc. is incorporated in the United States and files a consolidated U.S. federal tax return with its subsidiaries, WSIC, WIC and Watford Services Inc. The U.S. federal tax rate is 21% for tax years beginning after December 31, 2017. The open tax years that are potentially subject to examination by U.S. tax authorities are 2017 through 2020.
The components of income taxes attributable to operations were as follows:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Current income tax expense (benefit):
United States	$434	$20	$27
Gibraltar	16	—	—
	450	20	27
Deferred income tax expense (benefit):
United States	(424)	—	—
	(424)	—	—
Total income tax expense (benefit)	$26	$20	$27
The Company’s income or loss after preferred dividends and before income taxes was earned in the following jurisdictions:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Income (loss) before income taxes:
Bermuda	$64,741	$42,775	$(52,953)
United States	426	346	(2,146)
Other	(4,629)	1,644	610
Total income (loss) before income taxes	$60,538	$44,765	$(54,489)
The reconciliation between the Company’s income tax expense and the expected income tax expense at the Bermuda statutory tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Expected income tax expense (benefit) at Bermuda statutory rate	$—	$—	$—
Addition (reduction) in income tax expense (benefit) resulting from:
Foreign taxes at local expected rates	(176)	280	(395)
Change in valuation allowance	215	(120)	400
Other	(13)	(140)	22
Total income tax expense (benefit)	$26	$20	$27
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

	Year Ended December 31,
	2020	2019
	($ in thousands)
Deferred income tax assets:
Net operating loss	$519	$84
Unearned premium reserve	314	291
Loss reserves	301	138
Ceding commissions	1,255	1,006
Capitalized expenses	84	92
Other accruals	26	18
Deferred tax assets before valuation allowance	2,499	1,629
Valuation allowance	(1,483)	(1,269)
Deferred tax assets net of valuation allowance	1,016	360
Deferred income tax liabilities:
Intangible assets	(376)	(260)
Investment basis differences	(216)	(100)
Total deferred tax liabilities	(592)	(360)
Net deferred income tax assets (liabilities)	$424	$—
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of December 31, 2020 and 2019, the Company’s valuation allowance was $1.5 million and $1.3 million, respectively. After consideration of the valuation allowance, the Company had net deferred tax assets of $0.4 million and $Nil as of December 31, 2020 and 2019, respectively.
After taking into account the impact of the change in the valuation allowance, the Company recognized income tax expense of $26.0 thousand, $20.0 thousand and $27.0 thousand in the consolidated statements of income (loss) during the year ended December 31, 2020, 2019 and 2018, respectively.
The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of both December 31, 2020 and 2019, the Company’s total unrecognized tax benefits, including interest and penalties, were $Nil.
The United States also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers or reinsurers with respect to risks located in the United States. The rate of tax, unless reduced by an applicable U.S. tax treaty, is 1% for all reinsurance premiums. The Company incurs federal excise taxes on certain of its reinsurance transactions.
14. Transactions with related parties
In March 2014, ARL invested $100.0 million in the Company and acquired approximately 11% of its common equity.
AUL acts as the insurance and reinsurance manager for Watford Re and WICE while AUI acts as the insurance and reinsurance manager for WSIC and WIC, all under separate long-term services agreements. HPS manages the Company’s non-investment grade portfolio and a portion of the

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Company’s investment grade portfolio as Investment Manager and AIM manages a portion of the Company’s investment grade portfolio as Investment Manager, each under separate long-term services agreements. ARL and HPS were granted warrants to purchase additional common equity based on performance criteria; such warrants were unexercised and expired on March 25, 2020. In recognition of the sizable ownership interest, two senior executives of ACGL were appointed to the Company’s board of directors. The services agreements with AUL and AUI and the investment management agreements with HPS and AIM provide for services for an extended period of time with limited termination rights by the Company. In addition, these agreements allow for AUL, AUI and HPS to participate in the favorable results of the Company in the form of performance fees.
ACGL and affiliates
At December 31, 2020, ARL held approximately 12.6% of the Company’s common equity. Affiliates of ACGL held approximately 6.6% of the Company’s preference shares. On February 16, 2021 ARL sold an aggregate of 460,800 common shares, which reduced ARL's holdings to 10.3% of the Company's common equity. Refer to Note 25, “Subsequent events” for additional details.
On July 2, 2019, affiliates of ACGL purchased $35 million in aggregate principal amount of the Company’s 6.5% senior notes due July 2, 2029. On August 1, 2019, affiliates of ACGL received $11.5 million in connection with the Company’s redemption of its preference shares.
Certain directors, executive officers and management of ACGL own common and preference shares of the Company.
The related balances presented in the consolidated statements of income (loss) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Consolidated statements of income (loss) items:
Interest expense	2,329	1,131	—
Preference dividends	291	902	1,299
Accelerated amortization of costs related to the redemption of preference shares	—	276	—
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
In return for their services, AUL and AUI receive fees from the Companies, including an underwriting fee and profit commission, as well as reimbursement for the services of the Designated Employees and reimbursements for an allocated portion of the expenses related to seconded employees, plus other expenses incurred on behalf of the Company. A profit commission

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

is earned for each underwriting year where the performance meets defined thresholds within the service agreements.
The related AUL and AUI fees and reimbursements incurred in the consolidated statements of income (loss) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Consolidated statements of income (loss) items:
Acquisition expenses	$29,219	$20,808	$15,578
General and administrative expenses	5,155	6,899	6,796
Total	$34,374	$27,707	$22,374
(1) For the years ended December 31, 2020, 2019 and 2018, the Company incurred profit commission fees due to Arch of $1.8 million, $Nil and $Nil, respectively, included within acquisition expenses above.
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
The related consolidated statements of income (loss) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Consolidated statements of income (loss) items:
Gross premiums written	$202,113	$201,110	$252,841
Net premiums earned	232,241	235,923	277,576
Losses and loss adjustment expenses	174,145	198,386	211,434
Acquisition expenses (1)	58,311	71,302	89,832
(1) Acquisition expenses relating to the ACGL inward quota share agreements referred to above. For the years ended December 31, 2020, 2019 and 2018, the Company incurred ceding fees to Arch, in aggregate, of $17.0 million, $16.6 million and $17.6 million, respectively, under these inward retrocession agreements.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

The related consolidated statements of income (loss) for the years ended December 31, 2020, 2019 and 2018 for the outward retrocession transactions were as follows:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Consolidated statements of income (loss) items:
Gross premiums ceded	$(73,763)	$(112,701)	$(55,934)
Net premiums earned	(85,377)	(65,234)	(44,730)
Losses and loss adjustment expenses	(69,492)	(56,164)	(31,031)
Acquisition expenses (1)	(16,602)	(13,672)	(10,200)
(1) Acquisition expenses relating to the ACGL outward quota share agreements referred to above.
The related consolidated balance sheet account balances as of December 31, 2020 and 2019 were as follows:

	December 31,	December 31,
	2020	2019
	($ in thousands)
Consolidated balance sheet items:
Total investments	$744,998	$815,528
Premiums receivable	84,155	106,462
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	126,294	79,597
Prepaid reinsurance premiums	64,074	75,249
Deferred acquisition costs, net	19,010	31,609
Funds held by reinsurers	31,639	29,867
Other assets - prepaid expenses	3,991	—
Reserve for losses and loss adjustment expenses	712,478	693,861
Unearned premiums	113,724	143,852
Losses payable	54,028	39,619
Reinsurance balances payable	41,812	62,301
Senior notes	34,538	35,000
Amounts due to affiliates	7,708	4,467
Other liabilities - contingent commissions	4,416	5,516
Contingently redeemable preference shares	3,468	3,462
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
The related consolidated statements of income (loss) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Consolidated statements of income (loss) items:
Investment management fees - related parties	$937	$1,062	$1,176
Merger Agreement and Arch Voting Agreement
On October 9, 2020, the Company entered into an Agreement and Plan of Merger with ACGL and Greysbridge Ltd., a Bermuda exempted company limited by shares and wholly-owned subsidiary of ACGL (“Merger Sub”). On November 2, 2020 the merger agreement was amended and ACGL assigned its rights thereunder to Greysbridge Holdings Ltd. (“HoldCo”), a newly formed Bermuda exempted company limited by shares, of which ACGL will own approximately 40% and funds managed by Warburg Pincus LLC and Kelso & Company will each own approximately 30%. Pursuant to the merger agreement, as amended, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of HoldCo, with each holder of the Company’s common shares receiving consideration of $35.00 per common share. Refer to Note 15, “Commitments and contingencies” for additional information.
At the time it entered into the merger agreement on October 9, 2020, the Company also entered into a voting and support agreement (the “Arch Voting Agreement”) with ARL and Gulf Reinsurance Ltd., another subsidiary of ACGL, pursuant to which each of ARL and Gulf Reinsurance Ltd. committed to vote all of its shares in favor of the merger and to not transfer any such shares, subject to the conditions set forth in the Arch Voting Agreement.
Enstar Group Limited Voting Agreement
At December 31, 2020, Cavello Bay Reinsurance Limited (“Cavello Bay”), a wholly-owned subsidiary of Enstar Group Limited (“Enstar”), held 1,815,858 common shares, or 9.1% of the Company’s common equity. On November 2, 2020, Enstar, Cavello Bay, ACGL and the Company entered into a voting and support agreement pursuant to which Cavello Bay has committed to vote all of its shares in favor of the merger.
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
During 2019, the Company invested $28.7 million in a limited partnership as part of HPS’s investment strategy. HPS acts as the general partner and manager of the limited partnership. During 2020, the Company fully redeemed its investment in the limited partnership. The management fees and performance fees on the limited partnership will be subject to the existing fee structure of the existing investment management agreement between the Company and HPS, as discussed above.
The related consolidated statements of income (loss) for the years ended December 31, 2020, 2019 and 2018, and consolidated balance sheet account balances for HPS management fees and performance fees as of December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Consolidated statements of income (loss) items:
Investment management fees - related parties	$16,256	$17,330	$15,830
Investment performance fees - related parties	12,037	12,191	48
	$28,293	$29,521	$15,878

	December 31,	December 31,
	2020	2019
	($ in thousands)
Consolidated balance sheet items:
Other investments, at fair value	$—	$30,461
Investment management and performance fees payable	21,641	17,762
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
The table below provides the aggregate fees the Company paid to Artex under the insurance management services agreement for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Fees paid to Artex under insurance management services agreement	$544	$431	$534
For the years ended December 31, 2020, 2019 and 2018, the Company paid no fees to Arch under this insurance management services agreement.
15. Commitments and contingencies
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
The Company’s reinsurance recoverables, and prepaid reinsurance premiums, net of reinsurance balances payable, resulting from reinsurance agreements entered into with ARL and ARC as of December 31, 2020 and 2019 amounted to $148.6 million and $92.5 million, respectively. ARL and ARC have “A+” credit ratings from A.M. Best.
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
The Company’s investment portfolios are managed in accordance with investment guidelines that include standards of diversification, which limit the allowable holdings of any single issuer. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at December 31, 2020 and 2019, other than cash and cash equivalents held in operating and investment accounts with financial institutions with credit ratings between “A” and “AA-.”
Lloyds letter of credit facility
On May 15, 2020, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

and was renewed through to May 16, 2021. Under the renewed Lloyds Facility, the Company may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which the Company was in compliance at December 31, 2020 and 2019. At such dates, the Company had $47.9 million and $51.0 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in the Company’s consolidated balance sheets.
Unsecured letter of credit facility
On September 17, 2020, Watford Re renewed and amended its 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount was reduced from $100.0 million to $50.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. The Unsecured Facility requires the maintenance of certain covenants, as well as certain representations and warranties that are customary for facilities of this type. At December 31, 2020 and 2019, the Company had $49.9 million and $19.3 million, respectively, in outstanding letters of credit issued from the Unsecured Facility, and was in compliance with all covenants contained in the Unsecured Facility requirements.
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility (the “Secured Facility”) with Bank of America, N.A., which expires on November 30, 2021. On August 27, 2020, Watford Re elected to reduce the borrowing capacity from $800.0 million to $640.0 million, and on November 9, 2020, further reduced the borrowing capacity from $640.0 million to $440.0 million, under the terms of the amended and restated agreement. The purpose of the Secured Facility is to provide borrowings, backed by Watford Re’s investment portfolios.
In addition, the Secured Facility allows for Watford Re to issue up to $220.0 million, reduced from $400.0 million as of August 27, 2020, and from $320.0 million as of November 9, 2020, in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements. At December 31, 2020, Watford Re had $155.7 million and $28.2 million in borrowings and outstanding letters of credit, respectively. At December 31, 2019, Watford Re had $484.3 million and $52.5 million in borrowings and outstanding letters of credit, respectively. At December 31, 2020 and 2019, Watford Re was in compliance with all covenants contained in the Secured Facility.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Custodian bank facilities
As of December 31, 2020 and 2019, Watford Re had $56.0 million and $Nil, respectively, in borrowings from its custodian banks to purchase U.S. dollar denominated securities. The Company pays interest based on LIBOR or OBFR, plus a margin and the borrowed amount is payable upon demand.
The custodian banks require the Company to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At December 31, 2020 and 2019, the Company was required to hold $96.3 million and $Nil, respectively, in such deposits and investment accounts.
Employment and other arrangements
The Company has employment agreements with certain of its executive officers. Such employment arrangements provide for compensation in the form of base salary, annual bonus, participation in the Company’s employee benefit programs, the Company’s share-based compensation plans, and the reimbursements of expenses.
Investment commitments
As of December 31, 2020, the Company had unfunded commitments of $3.9 million relating to term loans within its investment portfolios. As of December 31, 2019, the Company had unfunded commitments of $8.4 million relating to term loans and $26.4 million relating to equities within its investment portfolios.
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
Proposed merger
On October 9, 2020, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with ACGL and Merger Sub. Further, on November 2, 2020, the Company entered into Amendment No. 1 to the Original Merger Agreement (the Original Merger Agreement, as amended by such Amendment No. 1, the “Merger Agreement”) with ACGL and Merger Sub, and ACGL assigned its interests and obligations under the Merger Agreement to HoldCo. ACGL remains contractually responsible for the performance of its obligations under the Merger Agreement.
Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of HoldCo (the “Merger”). At the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $35.00 in cash for each common share they own. The Company's preference shares will remain outstanding following the effective time of the Merger and will be entitled to the same dividend and other rights and preferences as are now provided to the preference shares. The Merger is expected to close in the first half of 2021, subject to customary closing conditions, including regulatory and shareholder approval.
If the Merger Agreement is terminated under specified circumstances, including if: (i) Watford terminates prior to receipt of shareholder approval in order to enter into a definitive written agreement providing for a superior proposal, or (ii) HoldCo terminates prior to the shareholders meeting to approve the Merger Agreement and after the Company’s board has acted in a way that

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

constitutes an adverse recommendation change, the Company will be required to pay HoldCo a termination fee of $28.1 million.
16. Leases
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
Lease expense is included in “general and administrative expenses” in the Company’s consolidated statements of income (loss). Additional information regarding the Company’s real estate operating lease is as follows.

Year Ended December 31, 2020
($ in thousands)
Lease cost:
Operating lease	$251
Other information on operating lease:
Cash payments included in the measurement of lease liability reported in operating cash flows	283
Right-of-use assets (1)	719
Operating lease liability (2)	719
Weighted average discount rate	3.9%
Weighted average remaining lease term in years	2.75 years
(1) Included in “other assets” on the Company’s consolidated balance sheet.
(2) Included in “other liabilities” on the Company’s consolidated balance sheet.
The following tables present the contractual maturity of the Company’s lease liability:

December 31, 2020
($ in thousands)
2021	283
2022	283
2023	189
Total undiscounted lease payments	755
Less: present value adjustment	(36)
Operating lease liability	719

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

December 31, 2019
($ in thousands)
2020	283
2021	283
2022	283
2023	189
Total undiscounted lease payments	1,038
Less: present value adjustment	(68)
Operating lease liability	970
17. Senior notes
On July 2, 2019, the Company completed a private offering of $175.0 million in aggregate principal amount of its 6.5% senior notes due July 2, 2029. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020. The $172.3 million net proceeds from the offering were used to redeem a portion of the Company’s outstanding preference shares, as described in Note 18, “Contingently redeemable preference shares”. Affiliates of ACGL purchased $35 million in aggregate principal amount of the senior notes.
The senior notes are the Parent’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of the Parent that are unsecured and unsubordinated. The Company may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to the Bermuda Monetary Authority (“BMA”) requirements. After July 2, 2024, the senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements. The indenture governing the senior notes contains certain customary covenants, including those related to the punctual payment of interest and principal amounts due. The Company was in compliance with such covenants at December 31, 2020 and 2019.
As of December 31, 2020, the carrying amount of the senior notes was $172.7 million, presented net of unamortized debt issuance costs of $2.3 million. As of December 31, 2019, the carrying amount of the senior notes was $172.4 million, presented net of unamortized debt issuance costs of $2.6 million.
18. Contingently redeemable preference shares
In March 2014, the Company issued 9,065,200 8½% Cumulative Redeemable Preference Shares (the “preference shares”). The preference shares have a par value of $0.01 per share and a liquidation preference of $25.00 per share. The preference shares were issued at a discounted purchase price of $24.50 per share. Holders of the preference shares are entitled to receive, if declared by the board of directors, quarterly cash dividends on the last day of March, June, September and December of each year. Prior to June 30, 2019, dividends on the preference shares accrued at a fixed rate of 8.5% per annum (the “Fixed Rate Period”). Dividends accrue from (and including) June 30, 2019 (the “Floating Rate Period”), at a floating rate per annum (the “Floating Rate”) equal to three-month U.S. dollar LIBOR plus a margin of 667.85 basis points; provided, that, if, at any time, the three-month U.S. dollar LIBOR shall be less than 1%, then the three-month U.S. dollar LIBOR for purposes of calculating the Floating Rate at the time of such calculation shall be 1%. The preference shares may be redeemed by the Company on or after June 30, 2019 or at the option of the preference shareholders at any time on or after June 30, 2034 at the liquidation price of $25.00 per share. Because the redemption features are not solely within the control of the Company, the preference shares have been recorded as mezzanine equity on the Company’s consolidated balance sheets in accordance with applicable accounting guidance. Preference share dividends, including the

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

accretion of the discount and issuance costs, are included in “preference dividends” in the Company’s consolidated statements of income (loss).
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
For the years ended December 31, 2020, 2019 and 2018, dividends paid on the preference shares totaled $4.3 million, $13.4 million and $19.3 million, respectively.
The following table presents a reconciliation of the preference shares for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Preference shares:
Balance at the beginning of the period	$52,305	$220,992	$220,622
Preference shares repurchased during the period	—	(173,081)	—
Accelerated amortization of costs related to the redemption of preference shares	—	4,164	—
Accretion discount and issuance costs on remaining preference shares	93	230	370
Balance at the end of the period	$52,398	$52,305	$220,992
19. Shareholders’ equity
Common shares
The authorized share capital of the Company at December 31, 2020 and 2019 was 120 million of common shares and 30 million of preference shares.
The following table presents a roll-forward of changes in the Company’s issued and outstanding common shares:

	Year Ended December 31,
	2020	2019	2018
Common shares:
Shares issued and outstanding, beginning of year	22,692,300	22,682,875	22,682,875
Shares issued (1)	111,828	9,425	—
Shares issued, end of year	22,804,128	22,692,300	22,682,875
Common shares in treasury, end of year	(2,917,149)	(2,789,405)	—
Shares outstanding, end of year (2)	19,886,979	19,902,895	22,682,875
(1) Includes shares issued from the share-based compensation plans. Refer to Note 20, “Share transactions”.
(2) Excludes unissued vested shares of 3,805 and 73,502 for December 31, 2020 and 2019, respectively. Refer to Note 12, “Earnings per common share”.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Share repurchase program
In 2020, the board of directors of the Parent authorized the Company’s investment in its common shares through a share repurchase program under which the Company may repurchase up to $50 million of its outstanding common shares (the “current share repurchase program”). As of December 31, 2020, approximately $47.1 million of unused share repurchase capacity remained available under the current share repurchase program.

	Year Ended December 31,
	2020	2019	2018
	($ in thousands except share and per share data)
Aggregate cost of shares repurchased (excluding transaction costs)	$2,867	$75,056	$—
Shares repurchased	127,744	2,789,405	—
Average price per share repurchased	$22.42	$26.89	$—
Since the inception of the share repurchase program through December 31, 2020, the Company has repurchased a total of 2.9 million shares. At December 31, 2020, the shares are held in treasury, at an aggregate cost of $77.9 million (excluding transaction costs).
Repurchases of the Company’s common shares and other share-based transactions are recorded at cost and result in a reduction of the Company’s shareholders’ equity in its consolidated balance sheets. The Company does not anticipate making any further repurchases under its current share repurchase program due to the pending acquisition by HoldCo. For additional details regarding the acquisition, see Note 15, “Commitments and contingencies”.
Warrants
In connection with the Company’s initial private placement, the Company issued to Arch warrants to purchase up to 975,503 of common shares and to HPS warrants to purchase up to 729,188 of common shares. The warrants were unexercised and expired on March 25, 2020.
20. Share transactions
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
The 2018 Stock Incentive Plan (the “2018 Plan”) became effective as of March 28, 2019 following approval by the Board of Directors of the Company and the listing of the Company’s common shares on the Nasdaq Global Select Market. The 2018 Plan provides for the issuance of restricted share units, performance units, restricted shares, performance shares, share options and share appreciation rights and other equity-based awards to the Company’s employees and directors. The 2018 Plan authorizes the issuance of 907,315 common shares and will terminate on March 28, 2029. As of December 31, 2020, 678,437 shares were available for future issuance.
During 2020, the Company granted an aggregate of 63,591 restricted share units and common shares to certain officers, other employees and directors. On the grant date of March 1, 2020, the fair value of the restricted share units and common shares was approximately $23.00 per share. Of the total restricted share units and common shares granted, 14,675 were vested and fully expensed, including 10,870 common shares issued. The remaining 48,916 restricted share units are being

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

amortized over a three-year vesting period, being the requisite service period. There were no forfeitures or expired awards during 2020. In addition, the Company issued 100,958 common shares relating to the restricted share units granted on April 26, 2019, of which 27,456 were vested and fully expensed during 2020.
During 2019, the Company granted an aggregate of 165,287 restricted share units and common shares to certain officers, other employees and directors. On the grant date of April 26, 2019, the fair value of the restricted share units and common shares was approximately $26.53 per share. Of the total restricted share units and common shares granted, 82,927 were vested and fully expensed, including 9,425 common shares issued. The remaining 82,360 restricted share units are being amortized over a three-year vesting period, being the requisite service period. No additional restricted share units or common shares were granted during the remainder of 2019. There were no forfeitures or expired awards during 2019.
The effect of compensation cost arising from share-based payment awards on the Company’s consolidated statements of income (loss), within “general and administrative expenses”, for the years ended December 31, 2020 and 2019 was $1.4 million and $2.7 million, respectively. The compensation cost for the year ended December 31, 2019 included a one-time accelerated long-term expense recognition for retirement eligible employees.
21. Retirement plans
For purposes of providing employees with retirement benefits, the Company maintains defined contribution retirement plans. Contributions are based on the participants’ eligible compensation. For the years ended December 31, 2020, 2019 and 2018, the Company expensed approximately $0.3 million, $0.3 million and $0.2 million, respectively, related to these retirement plans.
22. Legal proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. As of December 31, 2020, the Company was not a party to any litigation or arbitration, which is expected by management to have a material adverse effect on the Company’s results of operations or financial condition and liquidity.

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
The actual and required statutory capital and surplus for the Company’s significant regulatory jurisdictions at December 31, 2020 and 2019 was as follows:

	December 31,
	2020		2019
	Actual	Required	Actual	Required
	($ in thousands)
Statutory capital and surplus:
Bermuda (1)	$1,184,170	$675,000	$1,106,576	$649,994
Watford Specialty Insurance Company	57,636	5,517	59,763	4,603
Watford Insurance Company	28,145	3,701	29,749	2,280
United States	85,781	9,218	89,512	6,883
Gibraltar	27,858	19,069	29,113	15,710
(1) The Company is currently completing its 2020 group Bermuda Solvency Capital Requirement Model (“BSCR Model”), which must be filed with the BMA on or before May 31, 2021. The December 31, 2020 required statutory capital and surplus presented is the estimate of the enhanced capital requirement. At this time, the Company believes it will exceed the target level of required statutory economic capital and surplus.
There were no state-prescribed or permitted regulatory accounting practices for any of the Company’s subsidiaries that resulted in reported statutory surplus that differed from that which would have been reported under the prescribed practices of the respective regulatory authorities, including the National Association of Insurance Commissioners. The differences between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction, however, with the primary differences being that statutory financial statements may not reflect deferred acquisition costs, certain net deferred tax assets, intangible assets, unrealized appreciation or depreciation on debt securities and certain unauthorized reinsurance recoverables and include contingency reserves.
The statutory net income (loss) for the Company’s significant regulatory jurisdictions at December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Statutory net income (loss):
Bermuda	$85,121	$72,771	$(25,110)
Watford Specialty Insurance Company	2,117	426	525
Watford Insurance Company	(2,075)	(730)	(2,488)
United States	42	(304)	(1,963)
Gibraltar	(4,610)	1,681	653
Bermuda
Under the Insurance Act, Watford Re, the Company’s reinsurance subsidiary, is registered as a Class 4 insurer and is required to maintain minimum statutory capital and surplus equal to the greater of

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

a minimum solvency margin and the enhanced capital requirement as determined by the Bermuda Monetary Authority (“BMA”).
The enhanced capital requirement is calculated based on the BSCR Model, a risk-based model that takes into account the risk characteristics of different aspects of the Company’s business. At December 31, 2020 and 2019, all such requirements were met.
The ability to pay dividends is limited under Bermuda laws and regulations. Under the Insurance Act, Watford Re is restricted with respect to the payment of dividends. Watford Re is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files, at least 7 days before payment of such dividends, with the BMA, an affidavit stating that it will continue to meet the required margins following the declaration of those dividends. Accordingly, Watford Re can pay dividends or return capital of approximately $296.0 million during 2021 without providing an affidavit to the BMA.
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
WICE shall notify the GFSC of any proposals to declare or pay a dividend on any of its share capital. WICE shall not declare or pay any dividend within 14 days of the date of notification. As of December 31, 2020 and 2019, WICE was in compliance with the GFSC dividend requirement.
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
Any dividends or distributions made by WSIC or WIC would result in an increase in available capital at Holdings U.S. During 2021, WSIC and WIC cannot declare dividends without prior approval from the New Jersey Commissioner of Insurance.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

24. Unaudited Condensed Quarterly Financial Information
The following table summarizes the 2020 and 2019 unaudited condensed quarterly financial information:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	($ in thousands, except per share data)
Year Ended December 31, 2020
Net premiums written	$97,717	$147,316	$105,856	$186,700
Net premiums earned	142,746	146,031	131,535	140,039
Net interest income	24,643	26,516	27,428	27,803
Realized and unrealized gains (losses) on investments	70,073	67,995	172,063	(290,502)
Net investment income (loss)	84,437	92,753	199,491	(262,699)
Transaction costs	(4,040)	—	—	—
Preference dividends	(1,061)	(1,061)	(1,109)	(1,171)
Net income (loss) available to common shareholders	61,370	78,093	188,828	(267,779)
Earnings (loss) per common share - basic	$3.09	$3.93	$9.51	$(13.42)
Earnings (loss) per common share - diluted	$3.08	$3.92	$9.51	$(13.42)
Weighted average number of common shares used in the determination of earnings (loss) per share - basic	19,890,784	19,890,784	19,863,048	19,951,932
Weighted average number of common shares used in the determination of earnings (loss) per share - diluted	19,952,166	19,904,051	19,863,048	19,951,932

Year Ended December 31, 2019
Net premiums written	$112,353	$155,752	$119,370	$145,387
Net premiums earned	133,446	125,832	151,318	146,094
Net interest income	29,826	29,536	26,415	30,434
Realized and unrealized gains (losses) on investments	6,105	(14,646)	(936)	33,720
Net investment income (loss)	32,082	14,040	23,787	58,354
Preference dividends	(1,209)	(2,608)	(4,908)	(4,907)
Accelerated amortization of costs related to the redemption of preference shares	—	(4,164)	—	—
Net income (loss) available to common shareholders	(16,864)	152	13,825	47,632
Earnings (loss) per common share - basic	$(0.79)	$0.01	$0.61	$2.10
Earnings (loss) per common share - diluted	$(0.79)	$0.01	$0.61	$2.10
Weighted average number of common shares used in the determination of earnings (loss) per share - basic	21,277,287	22,765,802	22,740,762	22,682,875
Weighted average number of common shares used in the determination of earnings (loss) per share - diluted	21,277,287	22,776,204	22,747,033	22,682,875
25. Subsequent events
On February 16, 2021, ARL sold an aggregate of 230,400 common shares to affiliates of Kelso & Company (“Kelso”) and 230,400 common shares to an affiliate of Warburg Pincus LLC (“Warburg Pincus”), in each case, at a purchase price of $34.66 per common share, which was the then current market price of the common shares, based on the closing sale price of the common shares on the Nasdaq Global Select Market on February 12, 2021 (such sales collectively, the “Arch Sales”). Subsequent to the Arch Sales, ARL held approximately 10.3%, a decrease from 12.6% as of December 31, 2020, of the Company's issued and outstanding common shares. In connection with the Arch Sales, on February 16, 2021, the Company entered into a waiver to the Arch Voting

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands, except share data)

Agreement with ARL and Gulf Reinsurance Ltd. in order to permit the Arch Sales to Kelso and Warburg Pincus.
The Company also entered into Voting and Support Agreements with Kelso and Warburg Pincus, which are substantially similar to the Arch Voting Agreement and pursuant to which the parties agreed, among other things, to vote any common shares or preference shares owned by then (i) in favor of the adoption of the Merger Agreement and (ii) against any proposal or action that would reasonably be expected to impede or adversely affect in any material respect the merger or any of the other transactions contemplated by the Merger Agreement.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A. Controls and procedures
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2020, for the purposes set forth in the applicable rules under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.
We continue to enhance our operating procedures and internal controls (including information technology initiatives and controls over financial reporting) to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people.
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on our assessment, management determined that, as of December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting that occurred in connection with our evaluation required pursuant to Rules 13a-15 and 15d-15 under the Exchange Act during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B. Other information
In connection with the Merger, and to allow the following executive officers to avoid the potential imposition of excess taxes on such officers in the event payments or benefits to such officers were to result in an “excess parachute payment” within the meaning of Section 280G of the Code:
•The Board has granted Mr. Levy approval, in his sole discretion, to determine if it is in his interest to forego all or any chosen portion of certain benefits to which he is contractually entitled pursuant to his employment agreement with the Company in a change of control situation, including but not limited to the Company’s obligation to continue his housing allowance and related income tax reimbursement. This approval also permits Mr. Levy in his sole discretion to agree to be bound to a longer post-termination non-compete period than that to which he is currently obligated.

•The Board has granted Mr. Richardson approval, in his sole discretion, to determine if it is in his interest to forego all or any chosen portion of certain benefits to which he is contractually entitled pursuant to his employment agreement with the Company in a change of control situation, including but not limited to the Company’s obligation to continue his housing allowance and related income tax reimbursement. This approval also permits Mr. Richardson in his sole discretion to agree to be bound to a longer post-termination non-compete period than that to which he is currently obligated.

Part III.
Item 10. Directors, executive officers and corporate governance
The information required by this item will either be incorporated by reference from the information to be included in our definitive proxy statement, which we refer to as the “Proxy Statement,” for our 2021 annual meeting of shareholders or included in an amendment to this Annual Report, which, in either case, we intend to file with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2020.
Code of Business Conduct
We have adopted a Code of Business Conduct which is the code of ethics that applies to all employees, consultants and executive officers. The Code of Business Conduct is available on the Corporate Governance page of our website at www.watfordre.com. If any substantive amendments are made to the Code of Business Conduct or if there is a grant of a waiver, including any implicit waiver on our website or in a report on Form 8-K, to the extent required by applicable law or the rules and regulations of any exchange applicable to us. Our website address is intended to be an inactive, textual reference only and none of the material on our website is incorporated by reference into this report.
Item 11. Executive compensation
The information required by this item will either be incorporated by reference from the information to be included in the Proxy Statement or included in an amendment to this Annual Report, which, in either case, we intend to file with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2020.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Other than the information set forth below, the information required by this item will either be incorporated by reference from the information to be included in the Proxy Statement or included in an amendment to this Annual Report, which, in either case, we intend to file with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2020.

Securities authorized for issuance under equity compensation plans
The following information is as of December 31, 2020:

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Stock Options, Warrants and Rights ($) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (2)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	107,625	N/A	678,437
Total	107,625	—	678,437
(1) Comprised of 3,805 vested and 103,820 unvested restricted share units, which do not have an exercise price.
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
Item 13. Certain relationships and related transactions, and director independence
The information required by this item will either be incorporated by reference from the information to be included in the Proxy Statement or included in an amendment to this Annual Report, which, in either case, we intend to file with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2020.
Item 14. Principal accounting fees and services
The information required by this item will either be incorporated by reference from the information to be included in our Proxy Statement or included in an amendment to this Annual Report, which, in either case, we intend to file with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2020.

Part IV.
Item 15. Exhibits and financial statement schedules
(a) Financial statements, financial statement schedules and exhibits
1.Financial statements
Included in Part II Item 8 of this report.
2.Financial statement schedules

Page
I. Summary of Investments- Other than Investments in Related Parties
As of December 31, 2020	270

II. Condensed Financial Statements of Registrant
As of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018	271

IV. Reinsurance
As of and for the years ended December 31, 2020, 2019 and 2018	274

VI. Supplementary Information for Property and Casualty Insurance Underwriters
As of and for the years ended December 31, 2020, 2019 and 2018	275
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided in Item 8 of this report.
3.Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 9, 2020, by and among Watford Holdings Ltd., Arch Capital Group Ltd. and Greysbridge Ltd.	8-K	2.1	October 13, 2020
2.1.1	Amendment No. 1, dated November 2, 2020, by and among Watford Holdings Ltd., Arch Capital Group Ltd. and Greysbridge Ltd., to the Agreement and Plan of Merger, dated as of October 9, 2020.	8-K	2.1	November 2, 2020
3.1	Certificate of Incorporation.	Form 10	3.1	January 29, 2019
3.2	Memorandum of Association.	Form 10	3.2	January 29, 2019
3.3	Amended and Restated Bye-Laws.	Form 10	3.3	January 29, 2019
4.1	Certificate of Designation of 8½% Cumulative Redeemable Preference Shares of Watford Holdings Ltd., dated March 14, 2014.	Form 10	4.1	January 29, 2019
4.2	Watford Holdings Ltd. Common Share Shareholders’ Agreement, dated March 25, 2014.	Form 10	4.2	January 29, 2019
4.3	Watford Holdings Ltd. Common Share Registration Rights Agreement, dated March 25, 2014.	Form 10	4.3	January 29, 2019
4.4	Watford Holdings Ltd. Preference Share Shareholders’ Agreement, dated March 31, 2014.	Form 10	4.4	January 29, 2019
4.5	Watford Holdings Ltd. Preference Share Registration Rights Agreement, dated March 31, 2014.	Form 10	4.5	January 29, 2019
4.6	Watford Holdings Ltd. - Warrant to purchase Common Shares issued to Arch Reinsurance Ltd., dated March 25, 2014.	Form 10	4.6	January 29, 2019
4.7	Watford Holdings Ltd. - Warrant to purchase Common Shares issued to Highbridge Principal Strategies, LLC, dated March 25, 2014.	Form 10	4.7	January 29, 2019
4.8	Form of Restricted Share Unit Award Agreement	S-8	4.2	May 9, 2019
4.8.1	Form of First Amendment to Restricted Share Unit Agreement	10-K	4.8.1	February 28, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
4.9	Indenture, dated as of July 2, 2019, between the Company and The Bank of New York Mellon, as trustee	8-K	4.1	July 2, 2019
4.10	Form of 6.500% Senior Notes due 2029 (included in Exhibit 4.1)	8-K	4.2	July 2, 2019
4.11	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.11	February 28, 2020
10.1	Amended and Restated Services Agreement by and among Watford Re Ltd., Watford Holdings Ltd., Arch Underwriters Ltd., and HPS Investment Partners, LLC, dated January 1, 2019.	Form 10	10.1	January 29, 2019
10.1.1	Addendum No. 1 effective as of January 1, 2019 to Services Agreement by and among Watford Re Ltd., Watford Holdings Ltd., Arch Underwriters Ltd., and HPS Investment Partners, LLC.	Form 10	10.1.1	January 29, 2019
10.2	Amended and Restated Services Agreement by and among Watford Specialty Insurance Co., Arch Underwriters Inc., and HPS Investment Partners, LLC, dated October 1, 2016.	Form 10	10.2	January 29, 2019
10.3	Amended and Restated Services Agreement by and among Watford Insurance Company, Arch Underwriters Inc., HPS Investment Partners LLC, dated August 1, 2016.	Form 10	10.3	January 29, 2019
10.3.1	Addendum No. 1 to Amended and Restated Services Agreement by and among Watford Insurance Company, Arch Underwriters Inc., HPS Investment Partners LLC, dated as of November 1, 2017.	Form 10	10.3.1	January 29, 2019
10.4	Services Agreement by and among Watford Insurance Company Europe Limited, Arch Underwriters Ltd., and Highbridge Principal Strategies, LLC, dated December 7, 2015.	Form 10	10.4	January 29, 2019
10.5	Investment Manager Agreement by and between Watford Re Ltd. and Arch Investment Management Ltd., dated April 1, 2016.	Form 10	10.5	January 29, 2019
10.6	Investment Manager Agreement by and between Watford Specialty Insurance Company and Arch Investment Management Ltd., dated February 1, 2016.	Form 10	10.6	January 29, 2019
10.7	Investment Manager Agreement by and between Watford Insurance Company and Arch Investment Management Ltd., dated August 1, 2016.	Form 10	10.7	January 29, 2019
10.8	Investment Manager Agreement by and between Watford Insurance Company Europe Limited and Arch Investment Management Ltd., dated August 1, 2016.	Form 10	10.8	January 29, 2019
10.9	Second Amended and Restated Investment Management Agreement by and among Watford Re Ltd., Watford Holdings Ltd., Highbridge Investment Partners, LLC, and Arch Underwriters Ltd., effective as of January 1, 2018.	Form 10	10.9	January 29, 2019
10.10	Amended and Restated Investment Management Agreement by and among Watford Asset Trust I, Watford Re Ltd., and HPS Investment Partners, LLC, effective January 1, 2018.	Form 10	10.10	January 29, 2019
10.11	Amended and Restated Investment Management Agreement by and among Watford Specialty Insurance Company, HPS Investment Partners, LLC, and Arch Underwriters Inc., effective as of January 1, 2018.	Form 10	10.11	January 29, 2019
10.12	Amended and Restated Investment Management Agreement by and among Watford Insurance Company, HPS Investment Partners, LLC and Arch Underwriters Inc., effective as of January 1, 2018.	Form 10	10.12	January 29, 2019
10.13	Investment Management Agreement by and among Watford Insurance Company Europe Limited, HPS Principal Strategies, LLC and Arch Underwriters Ltd., dated December 7, 2015.	Form 10	10.13	January 29, 2019
10.14	Guarantee Agreement by and among Watford Re Ltd., Watford Holdings Ltd., and Arch Capital Group Ltd., dated March 25, 2014.	Form 10	10.14	January 29, 2019
10.15#	Quota Share Retrocession Agreement between Arch Reinsurance Europe Underwriting Limited and Watford Re Ltd., effective as of January 1, 2014.	Form 10	10.15#	January 29, 2019
10.15.1#	Addendum No. 1 effective as of January 1, 2017 to Quota Share Retrocession Agreement between Arch Reinsurance Europe Underwriting Designated Activity Company and Watford Re Ltd.	Form 10	10.15.1#	January 29, 2019
10.16#	Property Catastrophe Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd., effective as of April 1, 2014.	Form 10	10.16#	January 29, 2019
10.16.1	Addendum No. 1 to Property Catastrophe Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd., dated as of September 9, 2014.	Form 10	10.16.1	January 29, 2019
10.16.2	Addendum No. 2 to Property Catastrophe Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd., dated as of December 31, 2014.	Form 10	10.16.2	January 29, 2019
10.16.3#	Addendum No. 3 effective as of January 1, 2017 to Property Catastrophe Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd.	Form 10	10.16.3#	January 29, 2019
10.17#	Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd., effective as of January 1, 2014.	Form 10	10.17#	January 29, 2019
10.17.1#	Addendum No. 1 effective as of January 1, 2017 to Quota Share Retrocession Agreement between Arch Reinsurance Ltd. and Watford Re Ltd.	Form 10	10.17.1#	January 29, 2019
10.18#	Quota Share Retrocession Agreement between Arch Reinsurance Company and Watford Re Ltd., effective as of January 1, 2014.	Form 10	10.18#	January 29, 2019
10.18.1#	Endorsement No. 1 effective as of April 1, 2014 to Quota Share Retrocession Agreement between Arch Reinsurance Company and Watford Re Ltd.	Form 10	10.18.1#	January 29, 2019
10.18.2#	Endorsement No. 2 effective as of January 1, 2016 to Quota Share Retrocession Agreement between Arch Reinsurance Company and Watford Re Ltd.	Form 10	10.18.2#	January 29, 2019
10.18.3#	Endorsement No. 3 effective as of January 1, 2017 to the Quota Share Retrocession Agreement between Arch Reinsurance Company and Watford Re Ltd.	Form 10	10.18.3#	January 29, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
10.19#	Quota Share Retrocession Agreement between Watford Re Ltd. and Arch Reinsurance Ltd., effective as of January 1, 2014.	Form 10	10.19#	January 29, 2019
10.19.1	Addendum No. 1 effective as of January 1, 2014 to Quota Share Retrocession Agreement between Watford Re Ltd. and Arch Reinsurance Ltd.	Form 10	10.19.1	January 29, 2019
10.19.2	Addendum No. 2 effective as of July 28, 2015, February 17, 2016 or September 1, 2016 (as applicable) to Quota Share Retrocession Agreement between Watford Re Ltd. and Arch Reinsurance Ltd.	Form 10	10.19.2	January 29, 2019
10.19.3	Addendum No. 3 to Quota Share Retrocession Agreement between Watford Re Ltd. and Arch Reinsurance Ltd., dated as of August 30, 2018.	Form 10	10.19.3	January 29, 2019
10.20#	Quota Share Reinsurance Agreement between Watford Specialty Insurance Company and Arch Reinsurance Company, effective as of January 1, 2016.	Form 10	10.20#	January 29, 2019
10.20.1	Addendum No. 1 to Quota Share Reinsurance Agreement between Watford Specialty Insurance Company and Arch Reinsurance Company, dated October 15, 2018.	Form 10	10.20.1	January 29, 2019
10.21#	Quota Share Reinsurance Agreement between Watford Insurance Company and Arch Reinsurance Company, effective as of September 1, 2016.	Form 10	10.21#	January 29, 2019
10.21.1	Addendum No. 1 effective as of September 1, 2016 to Quota Share Reinsurance Agreement between Watford Insurance Company and Arch Reinsurance Company., dated October 15, 2018.	Form 10	10.21.1	January 29, 2019
10.22#	Quota Share Reinsurance Agreement between Watford Insurance Company Europe Limited and Arch Reinsurance Ltd., effective as of July 28, 2015.	Form 10	10.22#	January 29, 2019
10.23	Services Agreement between Watford Holdings (U.S.) Inc. and Arch Reinsurance Company, dated as of October 1, 2015.	Form 10	10.23	January 29, 2019
10.24	Services Agreement between Watford Holdings (U.S.) Inc. and Arch Capital Services Inc., dated as of October 1, 2015.	Form 10	10.24	January 29, 2019
10.25	Insurance Management Services Agreement between Quest Insurance Management (Gibraltar) Limited, Watford Insurance Company Europe Limited and Arch Underwriters Ltd., dated July 28, 2015.	Form 10	10.25	January 29, 2019
10.26	Guarantee Agreement between Watford Insurance Company and Arch Capital Group (U.S.) Inc., dated January 1, 2017.	Form 10	10.26	January 29, 2019
10.27	Guarantee Agreement between Watford Specialty Insurance Company and Arch Capital Group (U.S.) Inc., dated January 1, 2017.	Form 10	10.27	January 29, 2019
10.28	Employment Agreement between Watford Holdings Ltd. and John Rathgeber, dated December 4, 2018.	Form 10	10.28	January 29, 2019
10.28.1	Amended Employment Agreement between Watford Holdings Ltd. and John Rathgeber, dated May 31, 2019	10-Q	10.3	August 8, 2019
10.29	Employment Agreement between Watford Holdings Ltd. and Jonathan D. Levy, dated December 18, 2018.	Form 10	10.29	January 29, 2019
10.29.1	Amended Employment Agreement between Watford Holdings Ltd. and Jonathan D. Levy, dated May 31, 2019	10-Q	10.4	August 8, 2019
10.29.2	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Jonathan D. Levy, dated August 6, 2020	10-Q	10.2	August 7, 2020
10.29.3	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Jonathan D. Levy, dated November 10, 2020	10-Q	10.2	November 10, 2020
10.30	Employment Agreement between Watford Holdings Ltd. and Robert Hawley, dated November 30, 2018.	Form 10	10.30	January 29, 2019
10.30.1	Amended Employment Agreement between Watford Holdings Ltd. and Robert Hawley, dated May 31, 2019	10-Q	10.5	August 8, 2019
10.30.2	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Robert L. Hawley, dated November 10, 2020	10-Q	10.3	November 10, 2020
10.31	Employment Agreement between Watford Holdings Ltd. and Laurence B. Richardson, II, dated November 30, 2018.	Form 10	10.31	January 29, 2019
10.31.1	Amended Employment Agreement between Watford Holdings Ltd. and Laurence B. Richardson, II, dated May 31, 2019	10-Q	10.6	August 8, 2019
10.31.2	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Laurence B. Richardson, II, dated November 10, 2020	10-Q	10.4	November 10, 2020
10.32	Employment Agreement between Watford Holdings Ltd. and Alexandre Scherer, dated November 18, 2018.	Form 10	10.32	January 29, 2019
10.32.1	Amended Employment Agreement between Watford Holdings Ltd. and Alexandre Scherer, dated May 31, 2019	10-Q	10.7	August 8, 2019
10.32.2	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Alexandre Scherer, dated November 10, 2020	10-Q	10.6	November 10, 2020
10.32.3	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Alexandre Scherer, dated November 10, 2020				X
10.33#	Amended and Restated Credit Agreement among Watford Asset Trust I, Bank of America, N.A., dated November 30, 2017.	Form 10	10.33#	January 29, 2019
10.34	Facility letter agreement between Lloyds Bank plc and Watford Re Ltd., dated May 19, 2014.	Form 10	10.34	January 29, 2019
10.34.1	Continuing Agreement for Standby Letters of Credit between Lloyds Bank plc and Watford Re Ltd., dated May 19, 2014.	Form 10	10.34.1	January 29, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
10.34.2	Facility extension letter agreement between Lloyds Bank plc and Watford Re Ltd., effective as of May 16, 2018.	S-1	10.34.2	March 6, 2019
10.34.3	Facility extension letter agreement between Lloyds Bank Corporate Markets plc and Watford Re Ltd., effective as of May 16, 2019.	10-Q	10.1	August 8, 2019
10.34.4	Pledge and Security Agreement between Lloyds Bank plc and Watford Re Ltd., dated May 19, 2014.	Form 10	10.34.3	January 29, 2019
10.34.5	Facility extension letter agreement between Lloyds Bank Corporate Markets plc and Watford Re Ltd., effective as of May 15, 2020	10-Q	10.1	August 7, 2020
10.35	2018 Equity Incentive Plan.	Form 10	10.35	January 29, 2019
10.36	Form of Director and Officer Indemnification Agreement.	Form 10	10.36	January 29, 2019
10.37	Form of Director Acceptance Letters.	Form 10	10.37	January 29, 2019
10.38	Amended and Restated Fee Sharing Agreement by and among Arch Underwriters Ltd., Highbridge Principal Strategies, LLC, Watford Re Ltd. and Watford Holdings Ltd., effective as of March 25, 2014.	Form 10	10.38	January 29, 2019
10.39	Investment Management Agreement by and between Watford Re Ltd. and HPS Investment Partners, LLC, dated December 7, 2018.	S-1	10.39	March 6, 2019
10.41	364-Day Letter of Credit Agreement, dated as of September 20, 2019, among, inter alios, Watford Holdings Ltd., as parent guarantor, Watford Re Ltd., as account party, Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp., as joint lead arrangers and joint bookrunners, Lloyds Bank Corporate Markets Plc, as administrative agent and L/C agent, and the lenders party thereto, as issuing lenders	8-K	10.1	September 25, 2019
10.41.1	Second amendment to the 364-Day Letter of Credit Agreement between Watford Holdings Ltd., Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. dated September 17, 2020.	10-Q	10.1	November 10, 2020
10.42	Employment Agreement between Watford Holdings Ltd. and Liz Cunningham, dated October 3, 2019.	10-Q	10.42	May 11, 2020
10.42.1	Amended and Restated Employment Agreement between Watford Holdings Ltd. and Liz Cunningham, dated November 10, 2020	10-Q	10.5	November 10, 2020
10.43	Voting and Support Agreement, dated as of October 9, 2020, by and between Watford Holdings Ltd., Arch Reinsurance Ltd., and Gulf Reinsurance Ltd.	8-K	10.1	October 13, 2020
10.43.1	Voting and Support Agreement, dated as of November 2, 2020, by and among Watford Holdings Ltd., Arch Capital Group Ltd., Enstar Group Limited and Cavello Bay Reinsurance Limited.	8-K	10.1	November 2, 2020
10.44	Voting and Support Agreement, dated as of February 16, 2021, by and among Watford Holdings Ltd., Kelso Investment Associates X, L.P., KEP X, LLC, and KSN Fund X, L.P.	8-K	10.1	February 19, 2021
10.45	Voting and Support Agreement, dated as of February 16, 2021, by and between Watford Holdings Ltd. and WP Windstar Investments Ltd.	8-K	10.2	February 19, 2021
21	List of Subsidiaries.				X
23	Consent of PricewaterhouseCoopers LLP (filed herewith)				X
24	Power of Attorney				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial information from Watford Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Income (loss) for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATFORD HOLDINGS LTD.
(REGISTRANT)

/s/ Jonathan D. Levy
Date:	February 26, 2021	Jonathan D. Levy, Chief Executive Officer

Date:	February 26, 2021	/s/ Robert L. Hawley
Robert L. Hawley, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan D. Levy	Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Jonathan D. Levy

/s/ Robert L. Hawley	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Robert L. Hawley

*	Chairman of the Board and Director	February 26, 2021
Walter Harris

*	Director	February 26, 2021
Maamoun Rajeh

*	Director	February 26, 2021
Nicolas Papadopoulo

*	Director	February 26, 2021
Garth Lorimer Turner

*	Director	February 26, 2021
Deborah DeCotis

*	Director	February 26, 2021
Thomas Miller

*	Director	February 26, 2021
Elizabeth Gile

*	Authorized Representative in the United States	February 26, 2021
Alexandre Scherer

*By Jonathan D. Levy, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 to this report.

/s/ Jonathan D. Levy
Name:	Jonathan D. Levy
Attorney-in-fact

WATFORD HOLDINGS LTD.
Schedule I - Summary of investments - other than investments in related parties.
(Expressed in thousands of U.S. dollars)

	Cost or Amortized Cost	Fair Value	Amount Shown on the Balance Sheet
December 31, 2020
Fair Value Option:
Term loan investments	$890,996	$851,539	$851,539
Fixed maturities:
Corporate bonds	313,212	312,870	312,870
U.S. government and government agency bonds	267	274	274
Asset-backed securities	162,644	140,508	140,508
Non-U.S. government and government agency bonds	1,425	1,510	1,510
Total fixed maturities, fair value option	477,548	455,162	455,162
Short-term investments	412,762	418,690	418,690
Equities	49,044	64,994	64,994
Investments, fair value option	1,830,350	1,790,385	1,790,385
Fair Value Through Net Income:
Equities, fair value through net income	74,258	53,207	53,207
Available for Sale:
U.S. government and government agency bonds	201,114	202,214	202,214
Non-U.S. government and government agency bonds	146,594	157,329	157,329
Corporate bonds	188,473	196,997	196,997
Asset-backed securities	82,803	80,258	80,258
Mortgage-backed securities	17,405	16,663	16,663
Municipal government and government agency bonds	1,686	1,788	1,788
Total investments, available for sale	638,075	655,249	655,249
Total Investments	$2,542,683	$2,498,841	$2,498,841

WATFORD HOLDINGS LTD.
Schedule II - Condensed Financial Statements of Registrant
Condensed Balance Sheets - Parent company only
(Expressed in thousands of U.S. dollars)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$168	$179
Investments in subsidiaries	1,190,378	1,111,003
Prepaid expenses	71	80
Total assets	$1,190,617	$1,111,262

Liabilities
Other liabilities	$2,554	$840
Amounts due to affiliates	21,632	13,346
Senior notes	172,689	172,418
Total liabilities	196,875	186,604

Contingently redeemable preference shares	52,398	52,305

Common shares ($0.01 par; shares authorized: 120 million; shares issued: 22,804,128 and 22,692,300)	228	227
Additional paid-in capital	899,491	898,083
Retained earnings (deficit)	103,554	43,470
Accumulated other comprehensive income (loss)	15,994	5,629
Common shares held in treasury, at cost (shares: 2,917,149 and 2,789,405)	(77,923)	(75,056)
Total shareholders’ equity	941,344	872,353
Total liabilities, contingently redeemable preference shares and shareholders’ equity	$1,190,617	$1,111,262

WATFORD HOLDINGS LTD.
Schedule II - Condensed Financial Statements of Registrant
Condensed Statements of Income (Loss) and Comprehensive Income (Loss) - Parent company only
(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019	2018
Revenues
Equity in earnings of consolidated subsidiaries	$85,122	$72,771	$(25,110)
Net investment income (loss)	(1)	247	(1)
Total revenues	85,121	73,018	(25,111)

Expenses
General and administrative expenses	(4,520)	(4,686)	(772)
Interest expense	(11,647)	(5,791)	—
Transaction costs and other	(4,040)	—	—
Non-recurring direct listing expenses	—	—	(9,000)
Total expenses	(20,207)	(10,477)	(9,772)

Net income (loss) before preference dividends and redemption costs	64,914	62,541	(34,883)
Preference dividends	(4,402)	(13,632)	(19,633)
Accelerated amortization of costs related to the redemption of preference shares	—	(4,164)	—
Net income (loss) available to common shareholders	$60,512	$44,745	$(54,516)

Comprehensive income (loss)	$70,877	$55,104	$(58,274)

WATFORD HOLDINGS LTD.
Schedule II - Condensed Financial Statements of Registrant
Condensed Statements of Cash Flows - Parent company only
(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income (loss) before preference dividends and redemption costs	$64,914	$62,541	$(34,883)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	1,245	2,697	—
Equity in earnings of consolidated subsidiaries	(85,122)	(72,771)	25,110
Prepaid expenses	9	(49)	3,825
Other liabilities	1,714	(4,155)	4,618
Amounts due to affiliates	8,286	8,310	1,332
Other items	435	136	—
Net Cash Provided By (Used For) Operating Activities	(8,519)	(3,291)	2

Investing Activities
Return of capital from subsidiary	—	80,687	—
Dividend received from subsidiary	15,684	12,035	19,265
Net Cash Provided By (Used For) Investing Activities	15,684	92,722	19,265

Financing Activities
Repurchase of preference shares	—	(173,081)	—
Net proceeds of issuances of senior notes	—	172,283	—
Purchases of common shares under share repurchase program	(2,867)	(75,056)	—
Dividends paid on redeemable preference shares	(4,309)	(13,402)	(19,264)
Net Cash Provided By (Used For) Financing Activities	(7,176)	(89,256)	(19,264)

Increase (decrease) in cash	(11)	175	3
Cash and cash equivalents, beginning of year	179	4	1
Cash and cash equivalents, end of year	$168	$179	$4
1. Organization and presentation
Watford Holdings Ltd. (the “Parent Company”) was incorporated on July 19, 2013. The condensed financial information of the Parent Company should be read in conjunction with the consolidated financial statements of Watford Holdings Ltd. and its subsidiaries and the notes thereto (the “Consolidated Financial Statements.”) The condensed financial statements of the Parent Company reflect its direct wholly-owned subsidiaries using the equity method of accounting.

WATFORD HOLDINGS LTD.
Schedule IV - Reinsurance
(Expressed in thousands of U.S. dollars)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2020
Premiums written:
Insurance	$395,993	$(182,534)	$—	$213,459	—%
Reinsurance	—	(8,423)	332,553	324,130	102.6%
Total	$395,993	$(190,957)	$332,553	$537,589	61.9%
December 31, 2019
Premiums written:
Insurance	$339,170	$(162,459)	$—	$176,711	—%
Reinsurance	—	(59,560)	415,711	356,151	116.7%
Total	$339,170	$(222,019)	$415,711	$532,862	78.0%
December 31, 2018
Premiums written:
Insurance	$253,760	$(113,922)	$—	$139,838	—%
Reinsurance	—	(16,918)	481,255	464,337	103.6%
Total	$253,760	$(130,840)	$481,255	$604,175	79.7%

WATFORD HOLDINGS LTD.
Schedule VI - Supplementary Information for Property and Casualty Insurance Underwriters
(Expressed in thousands of U.S. dollars)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
							Net Losses and Loss Adjustment Expenses Incurred Relating to
Affiliation with Registrant	Deferred Acquisition Costs, Net	Reserves for Losses and Loss Adjustment Expenses	Discount, if any, deducted in Column C	Unearned Premiums	Net Premiums Earned	Net Investment Income (Loss)	(a) Current Year	(b) Prior Years	Amortization of Deferred Acquisition Costs	Net Paid Losses and Loss Adjustment Expenses	Net Premiums Written
Consolidated Subsidiaries
2020	$53,705	$1,519,583	$—	$407,714	$560,351	$113,982	$441,175	$(693)	$(125,541)	$309,909	$537,589
2019	64,044	1,263,628	—	438,907	556,690	128,263	429,322	23,813	(126,788)	321,835	532,862
2018	80,858	1,032,760	—	390,114	578,862	(6,349)	443,482	(2,227)	(141,136)	224,206	604,175

Item 16. Form 10-K summary
Not applicable.