Form 10-K/A
period 2020-12-31
Watford Holdings Ltd.
filed 2021-04-29
CIK 1601669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
As of April 29, 2021, there were 19,924,220 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory note
On February 26, 2021, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it does not expect to file a proxy statement for its 2020 Annual General Meeting of Shareholders. This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. In this Form 10-K/A, unless the context indicates otherwise, the designations “Watford,” the “Company,” “we,” “us” or “our” refer to Watford Holdings Ltd. and its subsidiaries.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.
Except as described above, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. This Form 10-K/A does not reflect subsequent events occurring after the filing date of the Original Form 10-K, or modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Part III.
Item 10. Directors, executive officers and corporate governance
Board of Directors
The Company’s business and affairs are managed under the direction of the Board of Directors, which is the Company’s ultimate decision-making body, except with respect to those matters reserved for the Company’s shareholders. The Board of Directors’ mission is to maximize long-term shareholder value. The Board of Directors establishes the Company’s overall corporate policies, evaluates the Company’s Chief Executive Officer and senior leadership team and acts as an advisor and counselor to the Company’s senior management. The Board of Directors also oversees the Company’s business strategy and planning, as well as the performance of management in executing the Company’s business strategy, assessing and managing risks and managing the Company’s day-to-day operations.
Executive Officers
Our executive officers are appointed by and serve at the discretion of the Board of Directors. The biographical information for our executive officers is provided below. The ages of our executive officers are as of December 31, 2020.
John Rathgeber retired as Chief Executive Officer on March 31, 2020, remaining as a director of the Company until his resignation as a member of the board of directors on October 28, 2020. Mr. Rathgeber served as a senior advisor to the Company from April 1, 2020 to June 30, 2020. Jonathan D. Levy succeeded Mr. Rathgeber as our Chief Executive Officer on April 1, 2020.
Jonathan D. Levy, 45. Mr. Levy has served as our Chief Executive Officer since April 1, 2020 and as our President since February 2018. In addition, Mr. Levy has served as a member of Watford’s board of directors since his appointment on May 22, 2020. From March 2014 to January 2020, he served as our Chief Risk Officer. Mr. Levy has over 20 years of insurance experience, most recently with Endurance Specialty Holdings Ltd., where he worked from July 2008 to March 2014, most recently serving as Senior Vice President and Chief Pricing Actuary of Global Insurance. His prior roles within Endurance include Chief Pricing Actuary of Bermuda Insurance, after joining Endurance in 2008 as its Corporate Actuary. Prior to Endurance, Mr. Levy was a Senior Consultant at Tillinghast (now Willis Towers Watson) in Philadelphia where he provided consulting services for domestic and international insurers and reinsurers, as well as asbestos and pollution liability analyses for corporate and insurance clients. Prior to Tillinghast, Mr. Levy spent five years with ACE INA in Philadelphia, including three years in its run-off claims division, Brandywine Holdings. Mr. Levy holds an A.B. from Lafayette College. He is also a Fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries.
Robert L. Hawley, 51. Mr. Hawley has served as our Chief Financial Officer since July 2015. Mr. Hawley has over 20 years of professional experience in public accounting and reinsurance. Prior to joining our company, he held the position of Vice President, Corporate Treasury Manager at XL Group Ltd. from January 2010 to July 2014. At XL Group Ltd., he was responsible for capital and collateral management, including debt capital market and credit facility transactions. From 2006 to 2009, Mr. Hawley worked at RenaissanceRe Holdings Ltd., Bermuda, as the Assistant Treasurer where his role included treasury, rating agency and investor relations management. From 2002 to 2006, he worked as Assistant Vice President, Account Executive at Marsh & McLennan Companies Inc., Bermuda and was responsible for management of several Fortune 500 captive insurance companies. Prior to that, Mr. Hawley was a Corporate Advisory Services Manager at KPMG LLP, London, Canada, from 1995 to 2002. Mr. Hawley is a Chartered Professional Accountant, Chartered

Accountant and a member of the Chartered Professional Accountants of Ontario, Canada. Mr. Hawley received an Advanced Business Accounting Diploma from Fanshawe College, Ontario, Canada.
Laurence B. Richardson, II, 62. Mr. Richardson has served as our Chief Operating Officer since January 2017. From March 2012 to January 2017, he held the position of Senior Vice President-Capital Markets at Arch Capital Group Ltd., where he primarily focused on convergence transactions through which reinsurance risk is transferred to capital markets investors. In such capacity, Mr. Richardson was involved in the formation and launch of our company. Mr. Richardson was seconded to our company by Arch Capital Group Ltd. from July 1, 2016 to January 3, 2017. Prior to joining Arch Capital Group Ltd., Mr. Richardson held the position of Senior Vice President in the Ventures Group at RenaissanceRe, which develops and structures non-traditional reinsurance products, makes strategic investments and creates and manages RenaissanceRe’s joint ventures and other managed vehicles, including Top Layer Re, DaVinci Re, Timicuan Re, Starbound Re-I, Starbound Re-II and Channel Re. Mr. Richardson had joined RenaissanceRe in mid-2001. Prior to joining RenaissanceRe, Mr. Richardson was an investment banker with over 15 years of experience in the structured products and securitization arena, having been employed at a number of nationally recognized Wall Street firms, including the investment banks of E. F. Hutton & Co., Donaldson, Lufkin & Jenrette Securities Corporation, and Alex Brown & Sons, Incorporated and prior thereto was an attorney with the law firm Thacher, Proffitt & Wood LLP. Mr. Richardson graduated from the University of Virginia with both a B.S. degree from the McIntire School of Commerce and a J.D. degree from the School of Law.
Alexandre J.M. Scherer, 52. Alexandre Scherer is the head of our U.S. insurance operations and has served as the President and Chief Executive Officer of WSIC and WIC since September 2015 and August 2016, respectively. Mr. Scherer has over 26 years of experience in the insurance and reinsurance industry, including 11 years with AXA Insurance Company, a subsidiary of AXA S.A., of which he served eight years as President, Chief Executive Officer and director, as well as three years as Executive Vice President and Chief Operating Officer. Mr. Scherer also served as President and Chief Executive Officer, as well as Executive Vice President and Chief Operating Officer, of AXA Liabilities Managers, Inc., a subsidiary of AXA S.A. specializing in non-life insurance and reinsurance legacy business acquisition and management. Prior to that, he served as Vice President, Alternative Risk Transfer Underwriter, as well as Risk Manager, at AXA Reinsurance Company. Mr. Scherer also served as Second Vice President of Sorema North America and Underwriter and Head of Alternative Risk Transfer of Sorema SA. Mr. Scherer holds a degree of Diplome d’Ingenieur from École Centrale Paris in France. He is a Qualified Actuary from the French Actuaries Institute (France) and a Member of the American Academy of Actuaries.
Elizabeth Cunningham, 38. Ms. Cunningham has served as our Chief Risk Officer since January 2020. Following Mr. Rathgeber's retirement and Mr. Levy's appointment as our Chief Executive Officer, we determined on March 31, 2020 that Ms. Cunningham was an executive officer of our Company within the meaning of Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Ms. Cunningham has over 15 years of experience in the insurance and reinsurance industry, with a focus on risk management. From 2016 to 2019, she served as the Chief Risk Officer for Nautilus Indemnity Holdings Ltd. and its subsidiaries. Prior to joining Nautilus, Ms. Cunningham was a partner at Deloitte Ltd. and led the Actuarial, Risk and Analytics practice across Bermuda and the Caribbean region. At Deloitte, Ms. Cunningham provided actuarial, risk and consulting services to insurance and reinsurance clients writing property, casualty and specialty coverages across the globe. From 2006 to 2009, Ms. Cunningham worked as a Financial Risk Manager in the Insurance & Investments division of Scottish Widows, part of Lloyds Banking Group in the United Kingdom. She started her career in 2003 as an actuarial consultant with PricewaterhouseCoopers Ltd. Ms. Cunningham holds a Bachelor of Science (Honours) in Actuarial Mathematics and Statistics from Heriot Watt University and an MBA from Edinburgh Business School. She is a Fellow of the Institute and Faculty of Actuaries (U.K.) and a Chartered Enterprise Risk Actuary.

Board Structure
The Bye-laws provide that the Board of Directors shall consist of not less than three directors and not more than 15 directors, with the exact number of directors to be determined from time to time by the Board. The Board currently has eight directors. The Board of Directors is divided into three classes (Class I, Class II and Class III), with members of each class serving staggered three-year terms. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. On May 22, 2020, the Board of Directors appointed Jonathan D. Levy as a Class III director to fill a vacancy on the Board.
Director Appointments
Watford Holdings Ltd. was incorporated in July 2013. In March 2014, Watford Holdings Ltd. issued and sold an aggregate of 22,682,875 common shares at a price per share of $40.00 for an aggregate purchase price of $907.3 million (the “Common Share Private Placement”) and an aggregate of 9,065,200 8½% cumulative redeemable preference shares (the “Preference Shares”) at a price per share of $24.50 for an aggregate purchase price of $222.1 million (together with the Common Share Private Placement, the “Private Placement”). In connection with the Common Share Private Placement (as defined herein), ARL, which is an affiliate of ACGL, purchased $100,000,000 of common shares to partially capitalize Watford Holdings Ltd.
Pursuant to the Common Shareholders Agreement of the Company, dated as of March 24, 2014, by and among the Company and the shareholders party thereto (the “Common Shareholders Agreement”) and the Bye-laws, Arch has the right to appoint two individuals to serve as directors on the Board of Directors until the earlier of the date that (i) the services agreement between Arch and Watford Re is terminated and (ii) the number of common shares that Arch owns is less than 75% of the number of common shares originally purchased by Arch in the Common Share Private Placement (as adjusted for stock splits, stock dividends or similar events). From and after such date, Arch will have the right to appoint one individual to serve as a director on the Board of Directors until the date that (A) if the services agreement between Arch and Watford Re is then in effect, the number of common shares that Arch owns is less than 50% of the number of common shares originally purchased by Arch in the Common Share Private Placement (as adjusted for stock splits, stock dividends or similar events) and (B) if the services agreement between Arch and Watford Re is not then in effect, the number of common shares that Arch owns either (x) is less than 50% of the number of common shares originally purchased by Arch (as adjusted for stock splits, stock dividends or similar events) or (y) comprises less than 5% of our outstanding common shares, at which time Arch’s rights to appoint a director to the Board of Directors shall terminate.
The Bye-laws also provide that for so long as Arch is entitled to appoint at least one director to the Board of Directors, the affirmative vote of at least one director appointed by Arch is required for the Board of Directors to take a variety of significant corporate actions. In addition, Arch is entitled to have at least one director appointed by Arch serve on each committee of the Board of Directors; provided, that the director appointed by Arch that serves on any committee of the Board of Directors that is subject to independence requirements for membership on such committee under the Exchange Act, or the rules and regulations of The Nasdaq Stock Market LLC (the “Nasdaq Stock Market”) must be a person that satisfies such independence requirements.
Pursuant to the Bye-laws, Arch has appointed Nicolas Papadopoulo and Maamoun Rajeh to the Board of Directors.

Continuing Directors
The biographical information for the directors are listed below. The ages of the directors are as of December 31, 2020.
Class I Directors
Walter Harris, 69. Mr. Harris has served as our Chairman of the Board since March 2014. From October 2014 to July 2019, Mr. Harris was President and Chief Executive Officer of FOJP Service Corporation, a provider of insurance and risk management advisory services to major healthcare organizations, and President and Chief Executive Officer of Hospitals Insurance Company, Inc., a provider of medical professional liability insurance to physicians and hospitals, until FOJP Service Corporation and Hospitals Insurance Company were sold to The Doctors Company in July 2019. Since that date, Mr. Harris has been a Senior Advisor to the Chief Executive Officer of The Doctors Company. Before joining FOJP Service Corporation and Hospitals Insurance Company, Mr. Harris served as Senior Advisor and Vice Chairman to Alliant Insurance Services, Inc., one of the largest insurance brokerage firms in the United States from December 2010 to May 2013. Prior to joining Alliant, he served as Chairman and Chief Executive Officer of T&H Group, one of the largest privately held insurance brokerage firms in the United States, from 1980 until its acquisition by Alliant in 2010. Mr. Harris has also served as an advisor to investors in insurance entities as well as special counsel to several major insurance coverage litigations. He is currently a director of Loews Corp. and Chairman of its audit committee since 2004. Mr. Harris received a B.A. from Stanford University, a J.D. from the University of California, Berkeley and an LLM in Taxation from the N.Y.U. School of Law.
The Board of Directors has concluded that Mr. Harris should continue to serve as a director because he brings to the Board his extensive background in the insurance industry, substantial board experience and his broad strategic and operational leadership.
Maamoun Rajeh, 50. Mr. Rajeh has served as our director since March 2018. Since October 2017, Mr. Rajeh has served as the Chairman and Executive Officer of Arch Worldwide Reinsurance Group. Prior to October 2017, Mr. Rajeh served as President and Chief Executive Officer of Arch Reinsurance Ltd since July 2014. Prior to July 2014, Mr. Rajeh served as President and Chief Executive Officer of Arch Reinsurance Europe Underwriting Limited since August 2012. Prior to August 2012, he served as Chief Underwriting Officer of Arch Reinsurance Ltd. since November 2005, which he had joined as an underwriter in 2001. Prior to joining Arch Reinsurance Ltd., Mr. Rajeh served as an Assistant Vice President at HartRe, a subsidiary of The Hartford Financial Services Group, Inc. Mr. Rajeh holds a B.S. degree from The Wharton School of Business of the University of Pennsylvania.
The Board of Directors has concluded that Mr. Rajeh should continue to serve as a director because he brings to the Board his many years of executive-level reinsurance industry leadership and his deep reinsurance industry underwriting experience.

Class II Directors
Garth Lorimer Turner, 54. Mr. Lorimer Turner has served as our director since March 2014. Mr. Lorimer Turner currently serves as Co-Founder and Director of Cohort Limited, a Bermuda company founded in July 2012 that provides corporate management and consultancy services to offshore companies and funds and acts as a Trading Member of the Bermuda Stock Exchange. From August 2001 to July 2012, Mr. Lorimer Turner served as Managing Director of Jupiter Asset Management (Bermuda) Limited, a wholly-owned subsidiary of Jupiter Fund Management Plc, a leading U.K. fund management group listed on the London Stock Exchange with products that range from unit trusts to investment companies and offshore funds. Mr. Lorimer Turner received an LL.B. from the University of Southampton, England and Law Society Finals from the College of Law at Lancaster Gate in London. Mr. Lorimer Turner is a qualified lawyer in England & Wales and Hong Kong and a Bermuda qualified barrister and attorney.
The Board of Directors has concluded that Mr. Lorimer Turner should continue to serve as a director because he brings to the Board his extensive experience in the investment and broader financial services industries and his general financial and business acumen, all of which have provided him with significant expertise relevant to the Company’s business model which combines insurance and reinsurance underwriting with an investment strategy designed to complement the Company’s target business mix.
Elizabeth Gile, 65. Ms. Gile has served as our director since September 2017. Ms. Gile retired from Deutsche Bank AG in 2005, where she served as Managing Director and Global Head of the Loan Exposure Management Group. She spent the first 24 years of her career at J.P. Morgan, where she was responsible for High Grade Credit Markets trading, Credit Portfolio Management, Corporate Lending and Credit Research in North America. She is currently a member of the Board of Directors of KeyCorp, a bank holding company, Deutsche Bank Trust Company of the Americas, a subsidiary of Deutsche Bank AG, and of various funds managed by BlueMountain Capital, a diversified alternative asset manager. She is the head of the Risk Committee at both KeyCorp and Deutsche Bank Trust Company of the Americas. Ms. Gile holds a Bachelor of Arts in Government and History from Dartmouth College, where she graduated Phi Beta Kappa, Summa Cum Laude.
The Board of Directors has concluded that Ms. Gile should continue to serve as a director because she brings to the Board her broad and deep corporate credit lending, trading and research expertise gained through her many years of senior-level management experience in the financial services industry, as well as her service on the boards of several large banks for which she is also the head of the risk committee.
Thomas Miller, 64. Mr. Miller has served as our director since May 2017. Mr. Miller retired from PricewaterhouseCoopers Bermuda in 2016, having been with the firm since 1984, where he served a wide variety of financial services and specifically insurance and reinsurance company clients. He became a partner of Coopers & Lybrand in 1991 and was managing partner of the firm at the time of the merger with Price Waterhouse in 1998 and was joint managing partner of the merged PwC firm until 2003. Mr. Miller lives in Bermuda and has served on the boards of a number of Bermuda organizations including the Bermuda Government’s Audit Committee and The Bermuda Institute of Chartered Accountants. Mr. Miller obtained his professional designation as a Chartered Accountant in 1981. He received his Bachelor of Commerce from Queen’s University, Kingston Ontario, and holds the professional designation of FCPA.
The Board of Directors has concluded that Mr. Miller should continue to serve as a director because he brings to the Board his extensive experience and expertise in public accounting for public and private financial services companies, as well as his general business acumen.

Class III Directors
Deborah DeCotis, 68. Ms. DeCotis has served as our director since March 2017. Ms. DeCotis is a retired Morgan Stanley Managing Director. Currently she serves as a director on the Allianz Global Investors Capital LLC - Multi-Fund Board, as Chairwoman on the PIMCO Closed-End Funds Board, as Trustee of Smith College and as co-Chair of the Smith College's Investment Committee. Her prior professional experience also includes being a director and member of the Audit and Governance Committee for Armor Holdings, a manufacturer of military-grade safety equipment, and she served as Lead Director during the sale of Armor to BAE. Prior to Armor she was an Executive Vice-President for Sotheby Holdings, Inc. Outside of the professional realm she is a member of Circle Financial Group and the Council of Foreign Relations. She also recently ended her term as a trustee on the board of Stanford University, where she previously served on the Advisory Council of Stanford Business School and was trustee and Chair of the Stanford Business School Trust where she was a recipient of the John W. Gardner Volunteer Leadership Award. In addition, Ms. DeCotis recently completed her ten-year term as co-Chair of the Special Projects Committee at Memorial Sloane Kettering Hospital, having served on that Committee for 28 years. Ms. DeCotis holds a B.A. in Mathematics from Smith College and an M.B.A. from the Stanford Graduate School of Business, from which she graduated with distinction as a Miller Scholar.
The Board of Directors has concluded that Ms. DeCotis should continue to serve as a director because she brings to the Board her broad and deep senior-level experience in the financial services industry, as well as her service on the boards of several well-known registered investment funds.
Nicolas Papadopoulo, 58. Mr. Papadopoulo has served as our director since March 2014. Mr. Papadopoulo is President and Chief Underwriting Officer of Arch Capital Group Ltd. and CEO of Arch Worldwide Insurance Group. He was promoted to his current position on January 1, 2021. From September 2017 to December 2020, Mr. Papadopoulo was Chairman and Chief Executive Officer of Arch Worldwide Insurance Group and Chief Underwriting Officer for Property and Casualty Operations. From July 2014 to September 2017, Mr. Papadopoulo was Chairman and Chief Executive Officer of Arch Reinsurance Group at Arch Capital. Mr. Papadopoulo joined Arch Reinsurance Bermuda in December 2001 where he held a variety of underwriting roles. Prior to joining Arch he held various positions at Sorema N.A. Reinsurance Group, a U.S. subsidiary of Groupama and he was also an insurance examiner with the Ministry of Finance, Insurance Department, in France. Mr. Papadopoulo graduated from École Polytechnique in France and École Nationale de la Statistique et de l’Administration Économique in France with a master's degree in statistics. He is also a Member of the International Actuarial Association and a Fellow at the French Actuarial Society.
The Board of Directors has concluded that Mr. Papadopoulo should continue to serve as a director because he brings to the Board his many years of executive-level reinsurance industry leadership, his deep insurance and reinsurance industry underwriting experience and his actuarial expertise.
Jonathan D. Levy, 45. Mr. Levy was appointed as a member of Watford’s board of directors on May 22, 2020. Mr. Levy’s biographical information may be found under “-Executive Officers” above.
The Board of Directors has concluded that Mr. Levy should continue to serve as a director because he brings to the Board his many years of insurance and reinsurance industry executive-level leadership and underwriting experience, as well as his actuarial expertise.
Director Independence
The applicable listing standards of the Nasdaq Stock Market require that, subject to specified exceptions, a majority of a listed company’s board of directors and each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. In addition, the applicable listing standards of the Nasdaq Stock Market require that audit committee members satisfy independence criteria set forth in Rule 10A-3 promulgated under the Exchange Act and that the compensation committee members satisfy independence criteria set forth in Rule 5605(d) of the Nasdaq Stock Market rules. The applicable listing standards of the Nasdaq Stock Market further provide that a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
The Board of Directors has reviewed the independence of each director and affirmatively determined that Deborah DeCotis, Elizabeth Gile, Walter Harris, Garth Lorimer Turner and Thomas Miller are “independent” as defined in the applicable rules under the federal securities laws and the applicable listing standards of the Nasdaq Stock Market. In making this determination, the Board considered the relationships that each such non-employee director has with the Company and all other facts and circumstances that the Board deemed relevant in determining their independence, including beneficial ownership of our common shares. As a result, in accordance with applicable listing standards of the Nasdaq Stock Market, a majority of our directors are independent.
Additionally, each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committees is currently comprised entirely of independent directors. See “Committees of the Board of Directors” for further information.
Family Relationships
There is no family relationship between any director or executive officer and any other director or executive officer or any person nominated to become a director or executive officer.
Board Leadership Structure
The Board of Directors believes that its practice of having separate offices of Chairperson of the Board and Chief Executive Officer, a majority of independent directors and Audit, Compensation and Nominating and Corporate Governance Committees composed exclusively of independent directors provides an optimal leadership structure for the Company at this time.
The Board has not adopted a policy regarding the separation of the position of Chairperson of the Board from the Chief Executive Officer. The Board recognizes that there may be circumstances in the future that would lead it to combine the positions, but believes that the absence of a policy requiring either the separation or combination of the positions provides the Board with the flexibility to determine the leadership structure that is in the best interests of the Company and its shareholders at the time. At this time, the Board of Directors separates the roles of Chairperson and the Chief Executive Officer.
In March 2014, the Board concluded that it was in the best interest of the shareholders to appoint Mr. Walter Harris to serve as Chairman, given his extensive background in the insurance industry, substantial board experience and broad strategic and operational leadership. Mr. Harris was appointed Chairman on March 14, 2014.
Through the Company’s overall governance structure, the Board of Directors believes it has effectively balanced the need for strategic leadership by the Chairman of the Board, Mr. Harris, and the Company’s Chief Executive Officer, Mr. Levy, and has created an effective and appropriate leadership structure that is conducive to the risk oversight process. The Board of Directors consists of a majority of independent directors. The independent directors review Mr. Levy's performance in his capacity as Chief Executive Officer. In addition, the independence of the Company’s governance structure is strengthened because each of its Audit, Compensation and Nominating and Corporate Governance Committees is comprised exclusively of independent directors as of the date of this Proxy Statement. Each of the foregoing committees provide additional independent oversight of management.

The Board of Directors recognizes that, depending on the circumstances, other leadership structures might be appropriate and in the best interest of the Company. Accordingly, the Board of Directors intends to regularly review its governance structure and has the discretion to modify its leadership structure in the future if it deems it in the best interest of the Company to do so.
Board and Board Committee Performance Evaluations
Our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Investment Committee, Risk Committee, Strategy Committee and Underwriting Committee each conducted a self-evaluation of their performance in 2020.
The Board also conducted a self-assessment of its performance in 2020.
Committees of the Board of Directors
The following is a list of persons who constitute the Company’s Board of Directors, including their current committee assignments:

Name	Audit	Compensation	Investment	Nominating and Corporate Governance	Risk	Strategy	Underwriting
Deborah DeCotis	✓		✓	Chairwoman
Elizabeth Gile		✓	Chairwoman		✓
Walter Harris*	✓	Chairman	✓	✓		✓	✓
Garth Lorimer Turner	✓	✓			Chairman
Thomas Miller	Chairman			✓
Nicolas Papadopoulo			✓			✓
Maamoun Rajeh					✓	✓	Chairman
Jonathan Levy			✓		✓	Chairman	✓
* Chairman of the Board
The Board of Directors has established and maintains seven standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Investment Committee, the Risk Committee, the Strategy Committee and the Underwriting Committee. A description of each committee is set forth below.
Audit Committee
The Audit Committee consists of Thomas Miller (Chairman), Walter Harris, Garth Lorimer Turner and Deborah DeCotis. The Board of Directors has determined that each of Mr. Miller, Mr. Harris, Mr. Lorimer Turner and Ms. DeCotis satisfy the criteria for “independence” under Rule 10A-3 promulgated under the Exchange Act and the applicable listing rules of the Nasdaq Stock Market, and are each able to read and understand fundamental financial statements. The Board of Directors has determined that Mr. Miller is an “audit committee financial expert,” as that term is defined in the rules of the SEC.
The Audit Committee, pursuant to its written charter, among other things, assists the Board of Directors in the oversight of: (i) the integrity of our financial statements; (ii) the effectiveness of the internal control over financial reporting; (iii) the independent auditor’s qualifications and independence; (iv) the performance of our internal audit function; (v) our compliance with legal and regulatory requirements; and (vi) the performance of our compliance function.

Compensation Committee
The Compensation Committee consists of Walter Harris (Chairman), Garth Lorimer Turner and Elizabeth Gile. The Board of Directors has determined that each of Mr. Harris, Mr. Lorimer Turner and Ms. Gile satisfy the criteria for “independence” under Rule 10A-3 promulgated under the Exchange Act and the applicable listing rules of the Nasdaq Stock Market.
The Compensation Committee, pursuant to its written charter, among other things, assists the Board of Directors’ in its responsibility with respect to the oversight of setting the compensation of our executive officers. The Compensation Committee also, among other things, reviews and makes recommendations to the Board of Directors regarding the compensation of directors and performs such other duties and responsibilities as may be consistent with the provisions of its charter. The Compensation Committee may form and delegate authority to subcommittees when appropriate.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee consists of Deborah DeCotis (Chairwoman), Walter Harris and Thomas Miller. The Board of Directors has determined that each of Ms. DeCotis, Mr. Harris and Mr. Miller satisfy the criteria for “independence” under Rule 10A-3 promulgated under the Exchange Act and the applicable listing rules of the Nasdaq Stock Market.
The Nominating and Corporate Governance Committee, pursuant to its written charter, among other things, is responsible for: (i) identifying individuals qualified to become members of the Board of Directors and recommending candidates for election to the Board of Directors; (ii) reviewing the composition of the Board of Directors and its committees; (iii) developing and recommending to the Board of Directors corporate governance guidelines that are applicable to us; and (iv) and leading the Board of Directors in its annual review of performance.
Investment Committee
The Investment Committee consists of Elizabeth Gile (Chairwoman), Walter Harris, Jonathan Levy, Deborah DeCotis and Nicolas Papadopoulo. Each member of the Investment Committee has knowledge or experience relating to corporate and other financial matters.
The Investment Committee, pursuant to its written charter, among other things, oversees the Board of Directors’ responsibilities relating to our investing affairs and recommends to the Board of Directors financial policies, strategic investments and overall investment policy, including review of manager selection, benchmarks, risk components and investment performance.
Risk Committee
The Risk Committee consists of Garth Lorimer Turner (Chairman), Maamoun Rajeh, Jonathan Levy and Elizabeth Gile. Each member of the Risk Committee has knowledge or experience relating to investment risk, underwriting risk and operational risk. The Risk Committee, pursuant to its written charter, among other things, oversees the Board of Directors’ responsibilities related to overall risk appetite, risk tolerances, and risk policies.
Strategy Committee
The Strategy Committee consists of Jonathan Levy (Chairman), Walter Harris, Maamoun Rajeh and Nicolas Papadopoulo. The Strategy Committee, pursuant to its written charter, manages our strategic direction within limits agreed, from time to time, with the Board of Directors. Subject to the foregoing, the Strategy Committee has primary authority for our strategy and operations, except for those matters reserved to the Board of Directors or committee thereof, from time to time.

Underwriting Committee
The Underwriting Committee consists of Maamoun Rajeh (Chairman), Walter Harris and Jon Levy. The Underwriting Committee, pursuant to its written charter, among other things, assists the Board of Directors in reviewing and evaluating our policies, guidelines, performance, risk management, and processes and procedures relating to our underwriting risks.
Committee Charters
Each of our committees has a separate written charter. Copies of the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our website at https://investors.watfordre.com/corporate-governance/governance-overview and may also be obtained upon request without charge by writing to the Secretary at the Company’s principal office, currently at Waterloo House, 1st Floor, 100 Pitts Bay Road, Pembroke HM 08, Bermuda.
Risk Management and Oversight
The Board of Directors oversees our risk management process, including the Company-wide approach to risk management carried out by our management. The Board of Directors determines the appropriate levels of risk for the Company generally, assesses the specific risks faced by us, and reviews the steps taken by management to manage those risks. While the Board of Directors maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, the Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers.
The Audit Committee plays a key role in the Board of Directors’ exercise of its risk oversight function. The Audit Committee is primarily responsible for overseeing matters involving the Company’s financial and operational risks, and the guidelines, policies and processes for managing such risks, including internal controls and transactions with related persons. The Audit Committee conducts its risk oversight in a variety of ways, including reviewing management’s assessment of the Company’s internal control over financial reporting, reviewing the results of regulatory examinations, and receiving quarterly reports on legal and regulatory matters. Additionally, the Company’s independent auditor regularly discusses risks and related mitigation measures that may arise during its regular reviews of the Company’s financial statements with the Audit Committee. To ensure candid and complete reporting, the Audit Committee regularly meets in separate executive sessions with management, the third party responsible for the Company’s internal audit function and the Company’s independent auditor.
The Risk Committee is responsible for overseeing the Company-wide risk appetite and enterprise risk management framework. Management regularly reports on the Company’s operational processes and controls that are designed to identify, mitigate and monitor the risks and exposures that could materially impact the Company.
The Nominating and Corporate Governance Committee is responsible for overseeing the management of risks associated with the independence of the Board of Directors. As of the date of this Proxy Statement, five of the eight directors of the Company qualify as independent, representing 62.5% of the total Board.
Governance, Risk Management and Internal Controls Framework
The Board of Directors has adopted a Governance, Risk Management and Internal Controls Framework, the purpose of which is to lay out a set of governance and risk management procedures and processes that allow for the systematic identification, assessment, monitoring and management of risks in support of the Company’s strategy. The Governance, Risk Management and

Internal Controls Framework, among other things, (i) articulates the overall governance structure used by the Company to manage risks; (ii) documents the Company’s risk appetite, tolerances and limits for each relevant category, and (iii) provides a link between the overall strategy, the governance framework and the internal control environment.
Director Nominating Process and Diversity
The Board of Directors is responsible for nominating members for election to the Board of Directors and for filling vacancies on the Board of Directors that may occur between annual general meetings of shareholders. The Nominating and Corporate Governance Committee is responsible for identifying, screening and recommending candidates to the Board of Directors for Board membership. When formulating its Board of Directors membership recommendations, the Nominating and Corporate Governance Committee may also consider advice and recommendations from others, including shareholders, as it deems appropriate.
The Nominating and Corporate Governance Committee and the Board of Directors believe that diversity along multiple dimensions, including opinions, skills, perspectives, personal and professional experiences and other differentiating characteristics, is an important element of its nomination recommendations. The Nominating and Corporate Governance Committee has not identified any specific minimum qualifications which must be met for a person to be considered as a candidate for Director. However, Board candidates are selected based upon various criteria including business and professional experience, judgment, diversity, age, skills, background, time availability in light of other commitments, and such other relevant factors that the Nominating and Corporate Governance Committee considers appropriate in the context of the needs of the Board of Directors. Although the Board of Directors does not have a formal diversity policy, the Nominating and Corporate Governance Committee and Board of Directors review these factors, including diversity, in considering candidates for Board membership. Board members are expected to prepare for, attend and participate in all Board of Directors and applicable committee meetings, and are invited to attend the Company’s annual general meetings of shareholders.
Communications with the Board of Directors
Any interested parties desiring to communicate with the Board of Directors or any of the independent directors regarding the Company may directly contact such director(s) by delivering such correspondence to such director(s) (or the entire Board) in care of the Secretary at Watford Holdings Ltd., Waterloo House, 1st Floor, 100 Pitts Bay Road, Pembroke HM 08, Bermuda.
The Audit Committee has established procedures for receiving, retaining and treating complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and procedures for the confidential and anonymous submission by employees, shareholders and others of concerns regarding questionable accounting or auditing matters.
Executive Sessions
Non-employee directors meet together as a group during each Board meeting, without the Chief Executive Officer or any other employees in attendance. Mr. Harris, as the Chairman of the Board, presides over each executive session of the Board. There is also an executive session during the Audit Committee meeting at which committee members meet without the Chief Executive Officer or any other employees in attendance. At Compensation Committee meetings, no employees are present other than the Chief Executive Officer, who is excused when matters related to him are discussed. In addition, as required under Nasdaq listing standards, independent directors must meet together as a group at least twice a year. For information regarding how to communicate with non-management directors as a group and one or more individual members of the Board, see “Communications with the Board of Directors” above.

Outside Advisors
The Board of Directors and each committee thereof may retain outside advisors and consultants of their choosing at our expense. The Board of Directors need not obtain management’s consent to retain outside advisors. In connection with the potential retention of any outside advisor or consultant, the Board of Directors will conduct an independence assessment of such advisor or consultant, considering various factors, including the six factors mandated by the applicable listing rules of the Nasdaq Stock Market.
Attendance at Annual General Meeting
We do not have a formal policy regarding attendance by members of the Board of Directors at our annual general meetings. However, directors are invited to attend all annual general meetings of shareholders.
Compensation Committee Interlocks and Insider Participation
Walter Harris, Garth Lorimer Turner and Elizabeth Gile served as the members of the Compensation Committee in 2020. None of the members of our compensation committee is, or in the past fiscal year was, an officer or employee of our Company, or was formerly an officer of our Company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on the Board of Directors or Compensation Committee.
Report of the Audit Committee
The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors. The Board of Directors has determined that each member of the audit committee meets the independence requirements of Rule 10A-3 promulgated under the Exchange Act and the applicable listing rules of the Nasdaq Stock Market. The Board of Directors has determined that Mr. Miller is an “audit committee financial expert” within the meaning of SEC regulations and the applicable listing rules of the Nasdaq Stock Market.
The Company’s management has the primary responsibility for the financial statements and for the reporting process, including the establishment and maintenance of the system of internal control over financial reporting. The independent registered public accounting firm appointed as the Company’s independent auditor is responsible for auditing the financial statements prepared by management and expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles. In this context, the Audit Committee has met and held discussions with management and PricewaterhouseCoopers Ltd., the independent registered public accounting firm appointed as the Company’s independent auditor, regarding the fair and complete presentation of the Company’s financial statements.
The Audit Committee has discussed with PricewaterhouseCoopers Ltd. the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (the “PCAOB”) and the SEC and has reviewed and discussed PricewaterhouseCoopers Ltd.’s independence from the Company and its management. As part of that review, the Audit Committee has received the written disclosures and the letter required by applicable requirements of the PCAOB regarding PricewaterhouseCoopers Ltd.’s communications with the Audit Committee concerning independence, and the Audit Committee has discussed PricewaterhouseCoopers Ltd.’s independence from the Company. The Audit Committee also has considered whether PricewaterhouseCoopers Ltd.’s provision of non-audit services to the Company is compatible with the auditor’s independence. The Audit Committee has concluded that PricewaterhouseCoopers Ltd. is independent from the Company and its management.

The Audit Committee approves all audit and permissible non-audit services performed for us by PricewaterhouseCoopers Ltd., our independent registered public accounting firm.
The Audit Committee meets with the Company’s Chief Financial Officer and representatives of PricewaterhouseCoopers Ltd., and the firm that provides the Company’s outsourced internal audit function, in regular and executive sessions to discuss the results of their examinations, the evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting and compliance programs.
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors approved, that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, for filing with the SEC.
The Audit Committee
Thomas Miller (Chairman)
Walter Harris
Garth Lorimer Turner
Deborah DeCotis

Code of Business Conduct
The Board of Directors has adopted a Code of Business Conduct applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of the Nasdaq Stock Market. Waivers of the Code of Business Conduct may be made only by the Director of Compliance. However, waivers of the Code of Business Conduct for our executive officers or directors may only be made by the Board of Directors. Any waiver of the Code of Business Conduct will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of the Nasdaq Stock Market. The Code of Business Conduct also prohibits our employees, directors and officers from engaging in the following activities with respect to Company securities: (i) short sales; (ii) purchases on margin; or (iii) buying or selling put options or call options; provided that purchases on margin or buying or selling put options or call options may be conducted with the prior approval of the Director of Compliance.
The Code of Business Conduct is available on our website at https://investors.watfordre.com/corporate-governance/governance-overview. We expect that any amendments to the Code of Business Conduct, or any waivers of its requirements, will be disclosed on our website.
Item 11. Executive compensation
Compensation Policies and Practices and Risk Management
When establishing and reviewing our compensation philosophy and programs, we consider whether such programs align the interests of our directors and officers with our interests and those of our shareholders and whether such programs encourage unnecessary or excessive risk taking. Base salaries are fixed in amount and, consequently, we do not see them as encouraging risk taking. Employees are also eligible to receive a portion of their total compensation in the form of annual cash bonus awards. While the annual cash bonus awards focus on achievement of annual goals and could encourage the taking of short-term risks at the expense of long-term results, our annual cash bonus awards represent only a portion of eligible employees’ total compensation and are tied to both corporate performance measures and the executive officer’s individual performance and are at the discretion of our compensation committee. We believe that the annual cash bonus awards appropriately align the interests of our officers with our interests and those of our shareholders and balance risk with the desire to focus eligible employees on specific goals important to our success and do not encourage unnecessary or excessive risk taking.

We provide our named executive officers (as defined below), other members of senior management and our directors with long-term equity awards to help further align their interests with our interests and those of our shareholders. See “—Summary Compensation Table” below for information regarding our named executive officers, “—2018 Incentive Plan” below for additional discussion regarding our equity incentive plan, and “—Narrative to Summary Compensation Table—Executive Employment Agreements” below for information regarding specific equity awards that have been made and will be made to our named executive officers and other members of senior management in connection with the Listing and otherwise pursuant to the terms of their employment agreements. We believe that these awards will not encourage unnecessary or excessive risk taking, since the awards will generally be provided at the beginning of an employee’s tenure or at various intervals to award achievements or provide additional incentive to build long-term value and will generally be subject to vesting schedules to help ensure that executives and members of senior management and our directors have significant value tied to our long-term corporate success and performance.
We believe our compensation philosophy and programs encourage employees and directors to strive to achieve both short- and long-term goals that are important to our success and building shareholder value, without promoting unnecessary or excessive risk taking. We will review our compensation policies and practices periodically to determine whether such policies and practices are appropriate in light of our risk management objectives.
Director Compensation
We pay an annual cash retainer of $90,000 to our independent directors (except Walter Harris) for their service as members of the Board of Directors and any committees thereof. We pay an annual cash retainer to Walter Harris of $125,000 for his service as Chairman of the Board of Directors and member of any committees thereof. In addition, each of our independent directors receives, as compensation for services as a director an annual grant of $50,000 of our common shares pursuant to the 2018 Incentive Plan (as defined herein).
John Rathgeber served as Chief Executive Officer until his retirement on March 31, 2020, remaining as a director of the Company. Mr. Rathgeber served as a senior advisor to the Company from April 1, 2020 to June 30, 2020, and subsequently resigned as a member of Watford's board of directors on October 28, 2020. We have not paid Mr. Rathgeber for serving as a director prior to his retirement as Chief Executive Officer on March 31, 2020, as he was compensated as an employee of the Company. Furthermore, following his retirement as Chief Executive Officer, Mr. Rathgeber did not receive compensation as a director from April 1, 2020 until June 30, 2020, during which time he was employed and compensated as a senior advisor to the Company.
We have not paid any cash or equity compensation to Jonathan Levy for serving as a director, as he is compensated as an employee of the Company. We also have not paid any cash or equity compensation to directors appointed by Arch to serve on the Board of Directors.
All directors were reimbursed for reasonable travel and out-of-pocket expenses incurred for their service as members of the Board of Directors and any committees thereof and we plan to in the future reimburse our directors for reasonable travel and out-of-pocket expenses incurred in connection with the foregoing.
The table below indicates the elements and total value of all compensation earned by non-employee directors who served on the Board of Directors in the fiscal year ended December 31, 2020.

	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation	Total
Name	($)	($)	($)	($)
John F. Rathgeber (2)	$30,000	$—	$—	$30,000
Walter Harris	125,000	50,000	—	175,000
Garth Lorimer Turner	90,000	50,000	—	140,000
Deborah DeCotis	90,000	50,000	—	140,000
Thomas Miller	90,000	50,000	—	140,000
Elizabeth Gile	90,000	50,000	—	140,000
Jonathan D. Levy	—	—	—	—
Maamoun Rajeh	—	—	—	—
Nicolas Papadopoulo	—	—	—	—
(1) Each year, the non-employee directors are granted a number of restricted shares equal to $50,000 divided by the grant date fair value of our shares on the Nasdaq Global Select Market. The grant date fair value is to be determined each year based on the average of the closing price of our common shares on the 20 trading days immediately prior to the grant date. For the 2020 grants, the average price was $23.00 per share. On March 1, 2020, each non-employee director received 2,174 common shares and such shares vested immediately. As of December 31, 2020, there were no outstanding equity awards granted to the Board of Directors.
(2) John Rathgeber served as Chief Executive Officer until his retirement on March 31, 2020, and then as a senior advisor to the Company until June 30, 2020. The compensation presented in the table above solely relates to the compensation earned as a non-employee director from July 1, 2020 to October 28, 2020.
Executive Compensation
Summary Compensation Table
The following table shows the compensation earned for the fiscal years ended December 31, 2020 and 2019 by our named executive officers. Our “named executive officers” for the fiscal year ended December 31, 2020 are John F. Rathgeber, Jonathan D. Levy, Robert L. Hawley and Elizabeth A. Cunningham, as a result of Mr. Hawley and Ms. Cunningham being our two most highly compensated executive officers other than our Chief Executive Officers during the fiscal year ended December 31, 2020. Our “named executive officers” for the fiscal year ended December 31, 2019 are John F. Rathgeber, Jonathan D. Levy and Robert L. Hawley, as a result of Messrs. Levy and Hawley being our two most highly compensated executive officers other than our Chief Executive Officer during the fiscal year ended December 31, 2019. For the years ended December 31, 2020 and 2019, our compensation packages for our named executive officers primarily consisted of salary and annual bonuses.

Name and Principal Position	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Share and Option Awards ($)(3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John F. Rathgeber (1) Chief Executive Officer	2020	$125,000	$—	$—	$33,000	$340,197	$498,197
	2019	500,000	500,000	1,500,000	37,000	261,215	2,798,215
Jonathan D. Levy (2) Chief Executive Officer, President and Chief Risk Officer	2020	475,000	500,000	400,000	37,500	349,143	1,761,643
	2019	450,000	402,800	900,000	37,000	360,407	2,150,207
Robert L. Hawley Chief Financial Officer	2020	335,000	290,000	225,000	37,500	180,353	1,067,853
	2019	310,000	240,000	525,000	32,000	164,404	1,271,404
Elizabeth A. Cunningham Chief Risk Officer (4)	2020	310,000	360,000	150,000	37,500	106,295	963,795
(1) Mr. Rathgeber served as our Chief Executive Officer until his retirement on March 31, 2020 and thereafter served as senior advisor until June 30, 2020. Compensation paid to Mr. Rathgeber in his capacity as senior advisor is reflected in All Other Compensation.
(2) Mr. Levy served as our Chief Risk Officer until January 2020. In connection with Mr. Rathgeber's retirement, Mr. Levy became our Chief Executive Officer on April 1, 2020.
(3) The total fair value of the share awards granted in 2020 was determined based on the average of the closing price of our common shares on the 20 trading days of our common shares on the Nasdaq Global Select Market, prior to March 1, 2020, which was $23.00. The total fair value of the share awards granted in 2019 was determined based on the average of the closing price of our common shares on the first 20 trading days of our common shares on the Nasdaq Global Select Market, commencing March 28, 2019, which was $26.53.
(4) Ms. Cunningham's bonus included a signing bonus of $100,000.
All Other Compensation 2020
The table below describes the incremental cost to the Company of other benefits provided to our named executive officers, which are included in the “All Other Compensation” column above. The table below provides the details of all other compensation required by SEC rules to be separately quantified for 2020.

Name	Reimbursed Housing Expenses ($)(1)	Tax Reimbursements ($)(2)	Insurance Reimbursements ($)(3)	Other ($)(4)	Total All Other Compensation ($)
John F. Rathgeber	$35,208	$163,306	$16,683	$125,000	$340,197
Jonathan D. Levy	133,853	177,940	37,350	—	349,143
Robert L. Hawley	81,401	78,482	20,470	—	180,353
Elizabeth A. Cunningham	78,000	10,250	18,045	—	106,295
(1) Executive officers are entitled to a housing allowance under the terms of their employment agreements. Mr. Rathgeber was entitled to a housing allowance prior to his retirement on March 31, 2020, and continued to receive a housing allowance until July 1, 2020 as a senior advisor to the Company. Amounts represent cost of housing and utilities, including electricity and cable services, paid or reimbursed by the Company. Amounts paid or reimbursed by the Company for travel expenses to and from Bermuda under the terms of their employment agreement are also included.
(2) Represents payment of Bermuda social security taxes and reimbursement of all taxes incurred with respect to (i) the housing allowance and (ii) the tax reimbursement payments.
(3) Represents the Company’s payments for medical, social and life and disability insurance.
(4) Represents compensation paid to Mr. Rathgeber from April 1, 2020 to June 30, 2020 in his capacity as senior advisor.

2020 Grants of Plan Based Awards
The following table provides information concerning grants of share-based awards made to our named executive officers in fiscal year 2020:

Name	Grant Date	Number of Restricted Share Units Granted (1) (#)	Number of Performance Share Units Granted (#)	Total Number of Share Units Granted (#)	Grant Date Share Price ($/Sh)(3)	Grant Date Fair Market Value of Share Units Granted ($)(3)
John F. Rathgeber	—	—	—	—	—	—
Jonathan D. Levy	3/1/2020	8,696	8,696	17,392	23.00	400,000
Robert L. Hawley	3/1/2020	4,892	4,891	9,783	23.00	225,000
Elizabeth A. Cunningham	3/1/2020	3,261	3,261	6,522	23.00	150,000
(1) The restricted share units granted are subject to a three-year vesting schedule, vesting 33.34% on the one year anniversary of March 1, 2020, 33.33% on the second year anniversary and 33.33% on the third year anniversary. Upon vesting, the named executive officers will receive a number of common shares equal to the number of restricted share units that have vested.
(2) The performance share units granted are subject to performance metrics defined in the 2018 Stock Plan, and cliff-vest on the third anniversary of March 1, 2020. Upon vesting, the named executive will receive a number of common shares equal to the number of restricted share units that have vested.
(3) The amounts shown in this column represent the grant date fair value of the underlying award computed in accordance with accounting guidance governing share-based compensation arrangements as discussed in Note 19 - “Share transactions” of the notes accompanying our consolidated financial statements included in our 2020 Annual Report. The grant date fair value of share units granted was determined based on the average of the closing price of our common shares on the 20 trading days of our common shares on the Nasdaq Global Select Market prior to March 1, 2020, which was $23.00.
Outstanding Equity Awards at 2020 Fiscal Year-End
The following table provides information concerning share-based awards that had not been issued for each named executive officer and were outstanding as of December 31, 2020:

Name	Grant Date (1)(2)	Number of Restricted Share Units Granted (#)	Number of Performance Share Units Granted (#)(3)	Total Number of Share Units Granted (#)	Number of Restricted Share Units Not Issued (#)	Market Value of Restricted Share Units Not Issued (#)(4)
John F. Rathgeber	5/10/2019	56,540	—	56,540	—	—
Jonathan D. Levy	3/1/2020	8,696	8,696	17,392	17,392	601,763
	5/10/2019	33,924	—	33,924	22,616	782,514
Robert L. Hawley	3/1/2020	4,892	4,891	9,783	9,783	338,492
	5/10/2019	19,789	—	19,789	13,192	456,443
Elizabeth A. Cunningham	3/1/2020	3,261	3,261	6,522	6,522	225,661
(1) The restricted share units granted on March 1, 2020, are subject to a three-year vesting schedule, vesting 33.34% on the one year anniversary of March 1, 2020, 33.33% on the second year anniversary and 33.33% on the third year anniversary. Upon vesting, the named executive officers will receive a number of shares of common shares equal to the number of restricted share units that have vested.
(2) The restricted share units granted to Messrs. Levy and Hawley on May 10, 2019 are subject to a three-year vesting schedule, vesting 33.34% on the one year anniversary of April 26, 2019, 33.33% on the second year anniversary and 33.33% on the third year anniversary. Upon vesting, the named executive officers will receive a number of shares of common shares equal to the number of restricted share units that have vested. Restricted share units granted to Mr. Rathgeber on May 10, 2019 vested on the grant date. On April 26, 2020, the RSUs granted to Mr. Rathgeber were converted into common shares on a one-for-one basis, in accordance with the settlement provisions of the award agreement.
(3) The performance share units granted are subject to performance metrics defined in the 2018 Stock Plan, and cliff-vest on the third anniversary of March 1, 2020. Upon vesting, the named executive will receive a number of common shares equal to the number of restricted share units that have vested.
(4) Market value is based on the closing price of our common shares on the Nasdaq Global Select Market on December 31, 2020, which was $34.60.

Narrative to Summary Compensation Table
Executive Employment Agreements
We have used employment agreements as a means to attract and retain executive officers. These are more fully discussed below. We believe that these agreements provide our executive officers with the assurance that their employment is a long-term arrangement and provide us with the assurance that the officers’ services will be available to us for the foreseeable future.
John F. Rathgeber. We previously entered into an employment agreement with our former Chief Executive Officer, John F. Rathgeber (the “Rathgeber Employment Agreement”). Mr. Rathgeber retired as our Chief Executive Officer on March 31, 2020. For 2020, Mr. Rathgeber’s 2020 annual base salary was $500,000 and his annual target annual bonus was 70% of his base salary. In connection with and following the completion of the direct listing of our common shares on the Nasdaq Global Select Market on March 28, 2019 (the “Listing”), and pursuant to the terms of the Rathgeber Employment Agreement, in May 2019, we granted restricted share units of our common shares to Mr. Rathgeber with a value of $1,500,000 (based on the average of the closing price of our common shares on the first 20 trading days of our common shares on the Nasdaq Global Select Market). The restricted share units were fully vested upon issuance. The common shares underlying the restricted share units were delivered to Mr. Rathgeber on April 26, 2020.
Jonathan D. Levy. We have entered into an employment agreement with our Chief Executive Officer, Jonathan D. Levy (the “Levy Employment Agreement”). The term of employment is three years commencing January 1, 2018, subject to automatic one-year extensions unless either we or Mr. Levy provide 90 days’ notice of non-renewal. For 2020, Mr. Levy’s annual base salary was $475,000 and his annual target annual bonus was 70% of his base salary. Pursuant to the terms of the Levy Employment Agreement, in March 2020, we granted restricted share units of our common shares to Mr. Levy with a value of $400,000 (based on the average of the closing price of our common shares on the 20 trading days of our common shares on the Nasdaq Global Select Market immediately prior to the grant date, which was $23.00). Of the restricted share units granted, 50% will vest in equal annual installments on each of the first three anniversaries of March 1, 2020. The remaining 50% of the granted restricted share units are subject to performance metrics defined in the 2018 Stock Plan and cliff-vest on the third anniversary of March 1, 2020. Upon vesting, Mr. Levy will receive a number of shares of common shares equal to the number of restricted share units that have vested. In addition, each calendar year beginning with 2020, we will grant to Mr. Levy restricted share units of our common shares with a target value of $300,000 based upon our compensation committee’s assessment of Mr. Levy’s performance, one-half of which will vest in equal annual installments on each of the first three anniversaries of the grant date and one-half of which will vest based on the achievement of performance goals established by our compensation committee. If we elect not to renew the term of the Levy Employment Agreement, if we terminate Mr. Levy’s employment without Cause or if Mr. Levy terminates his employment for Good Reason (as each term is defined in the Levy Employment Agreement), we will continue to pay Mr. Levy his base salary for 18 months (36 months if the termination follows a change in control of Watford Holdings Ltd.), pay him 150% of his target annual bonus (300% if the termination follows a change in control), and his outstanding unvested restricted share units will remain outstanding and continue to vest in accordance with their terms for 12 months (all unvested restricted share units will vest if the termination is following a change in control, with performance-vesting units vesting at “target” levels). Our severance obligation to Mr. Levy is conditioned on his compliance with the restrictive covenants set forth in the Levy Employment Agreement and his execution and non-revocation of a release of claims in favor of us. Mr. Levy is subject to a non-competition covenant for a period of six months following termination of employment and non-solicitation of employees and customers covenants for a period of 12 months following termination of employment. If we elect to enforce the non-competition covenant in circumstances where Mr. Levy is not paid severance, we must continue to pay Mr. Levy his base salary and provide medical insurance during the non-competition period, and pay him an amount equal to 25% of his target annual bonus. If

Mr. Levy remains employed by us or an affiliate of ours on the six-month anniversary of the Merger, he will receive a cash payment of $325,000 on the six-month anniversary of the Merger, unless he is terminated without Cause prior thereto, in which case such amount will be paid within five days of such termination. If the closing date of the Merger occurs in 2021, Mr. Levy is entitled to receive a cash payment on the closing date of the Merger of a pro-rata 2021 annual bonus based on the number of days elapsed in 2021 through the closing date of the Merger and Mr. Levy's 2020 target annual bonus level (with the equity component of such annual bonus being paid in cash in lieu of units or shares).
The Company and Mr. Levy have entered into an indemnification agreement pursuant to which the Company has agreed to indemnify Mr. Levy against certain liabilities and expenses arising from his being an officer. For additional information, see “Certain Relationships and Related Party Transactions—Indemnification Agreements.” The Company has also obtained a policy of directors’ and officers’ liability insurance that will insure Mr. Levy against the cost of defense, settlement or payment of a judgment under certain circumstances that are permitted under the Bermuda Companies Act.
Robert L. Hawley. We have entered into an employment agreement with our Chief Financial Officer, Robert L. Hawley (the “Hawley Employment Agreement”). The term of employment is three years commencing January 1, 2018, subject to automatic one-year extensions unless either we or Mr. Hawley provide 90 days’ notice of non-renewal. For 2020, Mr. Hawley’s annual base salary was $335,000 and his annual target annual bonus was 50% of his base salary. In connection with and following the Listing, and pursuant to the terms of the Hawley Employment Agreement, in March 2020, we granted restricted share units of our common shares to Mr. Hawley with a value of $225,000 (based on the average of the closing price of our common shares on the 20 trading days of our common shares on the Nasdaq Global Select Market immediately prior to the grant date, which was $23.00). Of the restricted share units granted, 50% will vest in equal annual installments on each of the first three anniversaries of March 1, 2020. The remaining 50% of the granted restricted share units are subject to performance metrics defined in the 2018 Stock Plan and cliff-vest on the third anniversary of March 1, 2020. Upon vesting, Mr. Hawley will receive a number of common shares equal to the number of restricted share units that have vested. In addition, each calendar year beginning with 2020, we will grant to Mr. Hawley restricted share units of our common shares with a target value of $175,000 based upon our compensation committee’s assessment of Mr. Hawley’s performance, one-half of which will vest in equal annual installments on each of the first three anniversaries of the grant date and one-half of which will vest based on the achievement of performance goals established by our compensation committee. If we elect not to renew the term of the Hawley Employment Agreement, if we terminate Mr. Hawley’s employment without Cause or if Mr. Hawley terminates his employment for Good Reason (as each term is defined in the Hawley Employment Agreement), we will continue to pay Mr. Hawley his base salary for 12 months (24 months if the termination follows a change in control of Watford Holdings Ltd.), pay him 100% of his target annual bonus (200% if the termination follows a change in control), and his outstanding unvested restricted share units will remain outstanding and continue to vest in accordance with their terms for 12 months (all unvested restricted share units will vest if the termination is following a change in control, with performance-vesting units vesting at “target” levels). Our severance obligation to Mr. Hawley is conditioned on his compliance with the restrictive covenants set forth in the Hawley Employment Agreement and his execution and non-revocation of a release of claims in favor of us. Mr. Hawley is subject to a non-competition covenant for a period of three months following termination of employment and non-solicitation of employees and customers covenants for a period of 12 months following termination of employment. If we elect to enforce the non-competition covenant in circumstances where Mr. Hawley is not paid severance, we must continue to pay Mr. Hawley his base salary and provide medical insurance during the non-competition period, and pay him an amount equal to 25% of his target annual bonus. If Mr. Hawley remains employed by us or an affiliate of ours on the six-month anniversary of the Merger, he will receive a cash payment of $250,000 on the six-month anniversary of the Merger, unless he is terminated without Cause prior thereto, in which case such amount will be paid within five days of such termination. If the closing date of the Merger occurs in 2021, Mr. Hawley is entitled to receive a cash payment on the closing date of the Merger of a pro-rata 2021 annual bonus based on the number of days elapsed in 2021 through the closing date of the Merger and Mr. Hawley's 2020 target annual bonus level (with the equity component of such annual bonus being paid in cash in lieu of units or shares).
The Company and Mr. Hawley have entered into an indemnification agreement pursuant to which the Company has agreed to indemnify Mr. Hawley against certain liabilities and expenses arising from his being an officer. For additional information, see “Certain Relationships and Related Party Transactions—Indemnification Agreements.” The Company has also obtained a policy of directors’ and officers’ liability insurance that will insure Mr. Hawley against the cost of defense, settlement or payment of a judgment under certain circumstances that are permitted under the Bermuda Companies Act.
Elizabeth A. Cunningham. We have entered into an employment agreement with our Chief Risk Officer, Elizabeth A. Cunningham (the “Cunningham Employment Agreement”). The term of employment is three years commencing January 2, 2020, subject to automatic one-year extensions unless either we or Ms. Cunningham provide 90 days’ notice of non-renewal. For 2020, Ms. Cunningham’s annual base salary was $310,000 and her annual target annual bonus was 50% of her base salary. Within 30 days of Ms. Cunningham's commencement date, we paid a lump sum signing bonus of $100,000, provided that Ms. Cunningham shall repay the full amount if, prior to the one-year anniversary of the commencement date, Ms. Cunningham terminates her employment without Good Reason or is terminated by us for Cause (as each term is defined in the Cunningham Employment Agreement). In connection with and following the Listing, and pursuant to the terms of the Cunningham Employment Agreement, in March 2020, we granted restricted share units of our common shares to Ms. Cunningham with a value of $150,000 (based on the average of the closing price of our common shares on the 20 trading days of our common shares on the Nasdaq Global Select Market immediately prior to the grant date, which was $23.00). Of the restricted share units granted, 50% will vest in equal annual installments on each of the first three anniversaries of March 1, 2020. The remaining 50% of the granted restricted share units are subject to performance metrics defined in the 2018 Stock Plan and cliff-vest on the third anniversary of March 1, 2020. Upon vesting, Ms. Cunningham will receive a number of common shares equal to the number of restricted share units that have vested. In addition, each calendar year beginning with 2020, we will grant to Ms. Cunningham restricted share units of our common shares with a target value of $150,000 based upon our compensation committee’s assessment of Ms. Cunningham’s performance, one-half of which will vest in equal annual installments on each of the first three anniversaries of the grant date and one-half of which will vest based on the achievement of performance goals established by our compensation committee. If we elect not to renew the term of the Cunningham Employment Agreement, if we terminate Ms. Cunningham’s employment without Cause or if Ms. Cunningham terminates her employment for Good Reason, we will continue to pay Ms. Cunningham her base salary for 12 months (24 months if the termination follows a change in control of Watford Holdings Ltd.), pay her 100% of her target annual bonus (200% if the termination follows a change in control), and her outstanding unvested restricted share units will remain outstanding and continue to vest in accordance with their terms for 12 months (all unvested restricted share units will vest if the termination is following a change in control, with performance-vesting units vesting at “target” levels). Our severance obligation to Ms. Cunningham is conditioned on her compliance with the restrictive covenants set forth in the Cunningham Employment Agreement and her execution and non-revocation of a release of claims in favor of us. Ms. Cunningham is subject to a non-competition covenant for a period of three months following termination of employment and non-solicitation of employees and customers covenants for a period of 12 months following termination of employment. If we elect to enforce the non-competition covenant in circumstances where Ms. Cunningham is not paid severance, we must continue to pay Ms. Cunningham her base salary and provide medical insurance during the non-competition period, and pay her an amount equal to

25% of her target annual bonus. If Ms. Cunningham remains employed by us or an affiliate of ours on the six-month anniversary of the Merger, she will receive a cash payment of $125,000 on the six-month anniversary of the Merger, unless she is terminated without Cause prior thereto, in which case such amount will be paid within five days of such termination. If the closing date of the Merger occurs in 2021, Ms. Cunningham is entitled to receive a cash payment on the closing date of the Merger of a pro-rata 2021 annual bonus based on the number of days elapsed in 2021 through the closing date of the Merger and Ms. Cunningham's 2020 target annual bonus level (with the equity component of such annual bonus being paid in cash in lieu of units or shares).
The Company and Ms. Cunningham have entered into an indemnification agreement pursuant to which the Company has agreed to indemnify Ms. Cunningham against certain liabilities and expenses arising from his being an officer. For additional information, see “Certain Relationships and Related Party Transactions—Indemnification Agreements.” The Company has also obtained a policy of directors’ and officers’ liability insurance that will insure Ms. Cunningham against the cost of defense, settlement or payment of a judgment under certain circumstances that are permitted under the Bermuda Companies Act.
Watford Holdings Ltd. Retirement Plan
We offer a retirement plan to all employees (including our named executive officers) for retirement savings. Our plan qualifies under both the IRS regulations related to 401(k) plans for employees who are U.S. taxpayers and under the Bermuda pension regulations for non-U.S. employees. Under this plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) contribution amount (which, in 2020, was $19,500 for those under 50 years of age and $26,000 for those 50 years of age or older). Contributions can be invested in a diversified selection of mutual funds.
In order to encourage participation and to provide a retirement planning benefit to employees, we also provide a discretionary retirement contribution to each employee’s retirement account as a form of matching, and a profit-sharing contribution of 4% of an employees’ eligible compensation, provided that profit share contributions are limited to the lesser of 4% of an employee’s compensation or, in 2020, $9,000. All new employee contributions are fully vested immediately upon entry to the plan.
Watford Holdings Ltd. Annual Bonus Plan
We have adopted the Watford Holdings Ltd. Annual Bonus Plan (the “Annual Bonus Plan”) to incentivize our employees to achieve short-term operational and individual goals. The target annual bonus of our executive officers ranges from 50% to 70% of their base salaries. The Annual Bonus Plan is administered by the Compensation Committee. For the 2020 annual bonus, the percentage of target bonus which is earned is determined by multiplying the target by a factor of 1.05x (which factor was set based on our 2020 return on equity) and by a factor of between 0.0x and 2.0x based on individual performance.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Common Shares
The following table sets forth certain information as of April 29, 2021 regarding the beneficial ownership of our common shares by:
•each person, or group of persons, who is known to beneficially own more than 5% of any class of our common shares;
•each of our directors;

•each of the executive officers; and
•all of our directors and executive officers as a group.
Unless otherwise indicated in the footnotes below, each person named below has sole investment and voting power with respect to the securities shown. For purposes of the table below, the percentage ownership calculations for beneficial ownership are based on 19,924,220 common shares outstanding as of April 29, 2021.
The amounts and percentages owned are reported on the basis of the SEC’s rules governing the determination of beneficial ownership of securities. The SEC’s rules generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the voting power or investment power, which includes the power to dispose of those securities. The rules also treat as issued and outstanding all shares that a person would receive upon exercise of share options or warrants held by that person that are immediately exercisable or exercisable within 60 days. These shares are deemed to be outstanding and to be beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but they are not treated as issued and outstanding for the purpose of computing the percentage ownership of any other person. Under these rules, one or more persons may be a deemed beneficial owner of the same securities and a person may be deemed a beneficial owner of securities to which such person has no economic interest. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all common shares shown as beneficially owned by them, subject to applicable community property laws.
Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is Waterloo House, 1st Floor, 100 Pitts Bay Road, Pembroke HM 08, Bermuda.

Name of beneficial owner	Number of common shares beneficially owned	Percentage of common shares beneficially owned (%)
5% shareholder:
Arch Reinsurance Ltd.	2,039,200	10.2%
Enstar Group Ltd. (1)	1,815,858	9.1%
Blackrock, Inc. (2)	1,276,789	6.4%
The Vanguard Group (3)	1,086,826	5.5%
Executive officers and directors:
John F. Rathgeber	115,040	*
Nicolas Papadopoulo	109,700	*
Maamoun Rajeh	60,000	*
Walter L. Harris	46,559	*
Jonathan D. Levy	38,661	*
Robert L. Hawley	29,305	*
Laurence B. Richardson, II	20,731	*
Alexandre J.M. Scherer	18,530	*
Thomas Miller	8,059	*
Deborah A. DeCotis	4,059	*
Elizabeth R. Gile	4,059	*
Garth Lorimer Turner	4,059	*
Elizabeth A. Cunningham	1,087	*
All directors and executive officers as a group	459,849	2.3%
* Represents beneficial ownership of less than 1% of total common shares outstanding.
(1) Based on a Form 13F filed with the SEC on February 16, 2021 by The Enstar Group (“Enstar”). In the Form 13F it is reported that Enstar has sole voting power over 1,815,858 common shares and shared-defined investment power with Cavello Bay Reinsurance Ltd. over 1,815,858 common shares in each case as of December 31, 2020.
(2) Based on a Schedule 13G/A filed with the SEC on February 1, 2021, by Blackrock, Inc. (“Blackrock”). In the Schedule 13G/A it is reported that Blackrock has sole voting power with respect to 1,276,789 common shares and sole dispositive power with respect to 1,302,105 common shares.
(3) Based on a form 13G filed with the SEC on February 10, 2021 by The Vanguard Group (“Vanguard”). In the Form 13G it is reported that Vanguard has sole voting power over 0 common shares, and sole dispositive power with respect to 1,053,886 common shares, in each case as of December 31, 2020.
Preference Shares
The following table sets forth information available to us as of April 29, 2021 with respect to the ownership of our 8½% cumulative redeemable preference shares by (1) each director and executive officer of Watford Holdings who owns such shares and (2) all of the directors and executive officers of Watford Holdings as a group. Each person named below has sole investment and voting power with respect to the securities shown. Our preference shares are not convertible into common shares, and the holders of the preference shares do not have any voting rights. For purposes of the table below, the percentage ownership calculations for beneficial ownership are based on 2,145,202 preference shares outstanding as of April 29, 2021.

Name of beneficial owner	Number of preference shares beneficially owned	Percentage of preference shares beneficially owned (%)
Executive officers and directors:
Jonathan D. Levy	4,084	*
Robert L. Hawley	2,000	*
Alexandre J.M. Scherer	800	*
All directors and executive officers as a group	6,884	*
* Represents beneficial ownership of less than 1% of total preference shares outstanding.
Securities authorized for issuance under equity compensation plans
The following information is as of December 31, 2020:

	Column A	Column B	Column C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Stock Options, Warrants and Rights ($) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (2)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	107,625	N/A	678,437
Total	107,625	—	678,437
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
2018 stock incentive plan
We have adopted the Watford Holdings Ltd. 2018 Stock Incentive Plan, (the “2018 Incentive Plan”), which permits us to provide equity-based compensation to our employees, directors, officers, advisors, consultants, and certain other service providers of our company and our affiliates in the form of options, share appreciation rights, dividend equivalent rights, restricted shares, restricted share units, performance shares, performance units, cash performance units and other equity-based awards. For more information on these awards, see “Board of Directors, Executive Officers and Corporate Governance—Director Compensation” and “—Executive Employment Agreements.”
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
Item 13. Certain relationships and related transactions, and director independence
Policies and Procedures for Related Person Transactions
The Company has adopted a Related Person Transactions Policy, pursuant to which our executive officers, directors and principal shareholders, including their immediate family members, will not be permitted to enter into a related person transaction with us without the consent of the Audit Committee, another independent committee of the Board of Directors or the Board of Directors. Any request for us to enter into a transaction with an executive officer, director, principal shareholder or any of such persons’ immediate family members, in which the amount involved exceeds $120,000, will be required to be presented to the Audit Committee for review, consideration and approval. All of our directors, executive officers and employees will be required to report to the Audit Committee any such related person transaction. In approving or rejecting the proposed transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the proposed related person transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the related person’s interest in the transaction and, if applicable, the impact on a director’s independence. Under the Related Person Transactions Policy, if we should discover related person transactions that have not been approved, the Audit Committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction. A copy of our Related Person Transactions Policy is available on our website at: https://investors.watfordre.com/corporate-governance/governance-overview.
Related Person Transactions
The following is a description of certain relationships and transactions, since January 1, 2020, that have existed or that we have entered into with our directors, executive officers, or shareholders who are known to us to beneficially own more than 5% of our common shares, as well as certain other transactions.
Agreements with Arch
We and/or our operating subsidiaries have entered into agreements with one or more direct or indirect subsidiaries of Arch, as described below.
Services Agreements with Our Operating Subsidiaries
Our operating subsidiaries have entered into services agreements with Arch. Specifically, each of Watford Re and WICE has entered into a separate services agreement with Arch Underwriters Ltd. (“AUL”) and each of WSIC and WIC has entered into a separate services agreement with Arch Underwriters Inc. (“AUI”). Under the services agreements, AUL or AUI, as applicable, has the exclusive right to source, manage and supervise our underwriting portfolios and has agreed to provide the services and exercise the authorities specified therein, including, but not limited to: (i) soliciting and negotiating insurance and reinsurance contracts; (ii) with respect to Watford Re and WICE, providing underwriting recommendations and approvals/disapprovals of underwriting; (iii) retaining service providers, which may be affiliates of AUL or AUI (upon prior approval of our Chief Executive Officer or Chief Risk Officer), as applicable, in the ordinary course and establishing fees to be paid to such service providers by us or for our account in connection with services as may be needed from time to time; (iv) with respect to Watford Re and WIC, maintaining on our behalf, with our funds or letters of credit, any collateral accounts required in support of our reinsurance business underwritten pursuant to the services agreements; (v) invoicing and collections with respect to insurance and reinsurance for WSIC, WIC and WICE, actuarial assistance, loss reserve recommendations, claims management or, with respect to WSIC and WIC, claims recommendation services, and other administrative services with respect to our underwriting business; and (vi) making available certain employees who underwrite and bind contracts on our behalf in accordance with the agreed underwriting guidelines (provided that with respect to WSIC and WIC, certain functions are required to be performed by certain officers of WSIC and WIC). Under their respective services agreements, each of AUL and AUI, as applicable, has agreed to perform these services in accordance with the standard of care that is reasonably to be expected of a professional insurance underwriter and the standard of care that Arch applies to its own insurance and reinsurance business, as applicable, subject to and taking into account our underwriting guidelines, business framework, risk tolerances and investment assumptions.
Each services agreement has a term ending on December 31, 2025. Thereafter, the term will continue to renew for successive five-year periods unless either party gives notice to not renew at least 24 months before the end of the then-current term. Each services agreement is subject to termination upon the occurrence of certain events, including, without limitation (i) termination by us (x) upon a downgrade by the applicable rating agency of our rating below “A-” (or equivalent) caused primarily by and attributed to actions of AUL or AUI, as applicable (unless such downgrade would not be reasonably likely to have an adverse effect on our ability to write business), (y) if AUL or AUI, as applicable, intentionally breaches the underwriting guidelines and such breach could reasonably be expected to have a material adverse effect on us, subject to a cure period, or (z) if AUL or AUI, as applicable, fails to exercise the standard of care set forth in the services agreement, subject to a cure period, and (ii) termination by AUL or AUI, as applicable (x) upon any material failure by us to comply with our obligations in the services agreements, including those which require us to not take any actions inconsistent with the recommendations of AUL or AUI, as applicable, with respect to certain reinsurance contracts covered by the services agreements, subject to a cure period, (y) upon the non-payment by us of a material amount due to AUL or AUI, as applicable, under the services agreement, subject to a cure period, or (z) in the event that AUL or AUI, as applicable, determines that the termination of such services agreement is necessary or advisable to comply with any current or future laws, rules, regulations or legal requirements applicable to AUL or AUI, as applicable.
Under the services agreements, we have agreed, to the fullest extent permitted by applicable law, to indemnify and hold harmless AUL or AUI, as applicable, and their members, managers, officers, partners, affiliates and employees from and against losses, damages, liabilities, deficiencies, actions, judgments, interest, awards, penalties, fines, costs or expenses of whatever kind, including reasonable attorney’s fees and the cost of enforcing any right to indemnification and the cost of pursuing any insurance providers (collectively, “Arch Losses”) suffered or sustained by such parties, except to the extent such Arch Losses resulted from an action or inaction, or mistake of judgment, taken by any such party that constituted fraud, gross negligence or intentional misconduct, as determined in a final, non-appealable judgment by a court of competent jurisdiction.
The services agreements provide that we will bear all risk with regard to all lines of business written or facilitated by AUL or AUI, as applicable, on our behalf. Neither of AUL or AUI, as applicable, nor their members, managers, officers, partners, affiliates or employees are liable to us for any losses suffered by us in connection with any matters to which the services agreements relate, including, but not limited to, underwriting losses, except those losses resulting from (x) their gross negligence or intentional misconduct or (y) material intentional breaches of the underwriting guidelines, subject to a cure period.
Under each services agreement, we have agreed to pay AUL or AUI, as applicable, certain fees, including the following:
Underwriting Fees
•Under the services agreement pursuant to which AUL provides services to Watford Re, AUL receives an underwriting fee payable quarterly in arrears and calculated based on net premiums earned.
•Under the services agreements pursuant to which AUL or AUI, as applicable, provides services to WSIC, WIC and WICE, AUL or AUI, as applicable, receives an underwriting fee payable quarterly in arrears and calculated based on gross premium earned in the case of AUL, and based on earned premium net of premium ceded to ARC in the case of AUI.
•In certain instances, AUL or AUI, as applicable, may determine that a potential opportunity would only qualify under our underwriting guidelines if it charges less than the fee to which it would contractually otherwise be entitled. In such cases, AUL or AUI, as applicable, may charge us a lower fee in order to have the business qualify under our profitability metrics. In the future, provided that a given opportunity would qualify under our profitability metrics at the contractual ceding fee, AUL or AUI, as applicable, may charge higher fees to us than in the past.

Profit Commissions
•Under the services agreement relating to Watford Re, AUL receives a profit commission for each underwriting year, calculated annually, earned over four years and paid in arrears and thereafter adjusted annually over the ensuing fifteen years. The profit commission for any underwriting year is payable only if, for the contracts bound by us or on our behalf for such underwriting year and the contracts ceded to us by Arch for such underwriting year, (i) (a) the sum of net losses, loss adjustment expenses, extra-contractual obligations and acquisition expenses, less (b) the sum of underwriting investment income is less than (ii) a specified percentage of net premiums earned, and in such event the amount of the profit commission will be one-half of the amount by which (ii) exceeds (i) (but not less than zero). Underwriting investment income is based on the product of cash flows related to underwriting and claims activity and a thirteen-month average of certain United States Treasury note rates, but not less than zero.
•Under the services agreements relating to WSIC, WIC and WICE, AUL or AUI, as applicable, receives a profit commission for each underwriting year, calculated annually, earned over four years and paid in arrears and thereafter adjusted annually over the ensuing fifteen years. The profit commission for any underwriting year is payable only if for the contracts issued by or on behalf of WSIC, WIC or WICE, as applicable, for such underwriting year (i) (a) the sum of losses, loss adjustment expenses, extra-contractual obligations and acquisition expenses, less (b) underwriting investment income, is less than (ii) a specified percentage of net premiums earned (net of earned premium ceded under outward reinsurance), and in such event the amount of the profit commission will be one-half of the amount by which (ii) exceeds (i) (but not less than zero). Underwriting investment income is based on the product of cash flows related to underwriting and claims activity and a thirteen-month average of certain United States Treasury note rates, but not less than zero.
•Profit commissions on quota share cessions of business from WSIC, WIC and WICE to Watford Re are payable to AUL by Watford Re. The profit commissions related to each of Watford Re, quota share cessions from WSIC, quota share cessions from WIC and quota share cessions from WICE will be added (or netted, as appropriate) each applicable period, but in no case shall the overall sum be less than zero. Such cessions are deducted in the computations of profit commissions paid by WSIC, WIC and WICE.
•If, at the time any profit commission otherwise is due in respect of the 2019 underwriting year or any subsequent underwriting year, our weighted (by equity) average annual post-2018 return on equity (giving effect to all past paid profit commission and an accrual for profit commission to be paid for the underwriting year in question but not to past deferred profit commission or the accrual for the profit commission otherwise due but to be deferred for the underwriting year in question) is less than or equal to 10%, we shall be entitled to withhold and defer payment of one-half of the profit commission otherwise due. Any deferred profit commission shall be paid, without interest, only if and to the extent that such payment (or an accrual in respect thereof) would not cause the weighted average annual post-2018 return on equity to fall below 10%. There shall be no clawback of any profit commission previously paid if our post-2018 weighted average annual return on equity falls below 10% in a subsequent period.
•In certain circumstances, including, among others, if we direct the services provider to take any actions or make any changes that we believe are necessary to satisfy a rating agency requirement and such actions or changes are inconsistent with the underwriting guidelines, the services provider may elect, within five business days of the later of the day such business is bound or the services provider becomes aware of such business, to exclude any underwriting results arising from such business from the determination of its profit commission.
•With regard to loss portfolio transfers or other non-traditional business, the profit commissions may be based on net cash received rather than net premiums earned.
Run-off Fee
•AUL or AUI, as applicable, is also entitled to receive a run-off fee after termination of the applicable services agreement (except where termination is due to willful breaches by the services provider of underwriting guidelines or if the services provider is unable to service in-force business post-termination) in respect of its post-termination servicing of pre-termination business equal to a specified percentage per quarter, payable in arrears, of the average unearned premiums and loss reserves for pre-termination business in-force during such quarter. At our option, we may seek competitive quotes for run-off services, and in such case the run-off fee will be adjusted accordingly (up or down).
In addition, under the services agreement with Watford Re, Watford Re pays a designated employee fee equal to the product of (i) the retained percentage under the outward retrocession agreement from Watford Re to ARL and (ii) a specified fixed amount per annum per designated employee in respect of the services of the employees that Arch makes available to Watford Re. The amount of this fee is credited against the underwriting fee otherwise due under the Watford Re services agreement. Under the services agreements with WSIC, WIC and WICE, our subsidiary reimburses AUL or AUI, as applicable, based on a factor of the compensation of employees made available to our subsidiary. In addition, under each of the services agreements, we are required to reimburse AUL or AUI, as applicable, for certain other expenses described in the applicable services agreement, including the out-of-pocket expenses incurred directly in connection with or pursuant to AUL or AUI’s, as applicable, performance of services pursuant to, and exercise of its duties under, the applicable services agreements.
Our services agreements with AUL or AUI, as applicable, and investment management agreements with HPS Investment Partners, LLC (formerly known as Highbridge Principal Strategies, LLC), which manages our non-investment grade portfolio, as well as accounts in our investment grade portfolio (“HPS”), contain a provision that each of AUL or AUI, as applicable, HPS and we must agree to any amendment of the underwriting guidelines or investment guidelines, as applicable.
Arch shares a portion of its fees received under the above described services agreements with HPS pursuant to a separate fee sharing agreement related to the services provided by Arch and HPS to Watford Re.
Pursuant to the fee sharing agreement, Arch and HPS each share in the combined fee revenues of the two parties with respect to the services that they provide to Watford Re. The revenues generated by our underwriting portfolio and investment portfolios are in part affected by market cycles and the market cycles that affect insurance and reinsurance do not necessarily correspond to the market cycles that impact our credit-focused assets and other investments. The fee sharing agreement is consistent with our total return driven business model and serves to diminish Arch and HPS’s reliance on their respective market’s cycles. The fee sharing arrangement also provides an alignment of interest benefit by encouraging and rewarding collaborative efforts by allowing both Arch and HPS to participate in the revenue generated by the components of our business that are managed by the other.
The fee sharing agreement covers fees earned by each of Arch and HPS for services performed prior to the earlier of (i) the termination of Watford Re’s services agreement with Arch or (ii) the termination of Watford Re’s investment management agreement with HPS. There is no set term for the fee sharing agreement. The fee sharing agreement provides a tail period for payment of any applicable fees after the termination of the services agreement or investment management agreement and will no longer be in effect after all payment obligations are satisfied by Arch and HPS. The fee sharing agreement may be amended or terminated in writing by the parties thereto.
With the exception of the right to consent to any proposed amendment, we have no rights under the fee sharing agreement. We are a party to the fee sharing agreement solely to ensure the continuity of the agreed fee sharing arrangement between HPS and Arch should either HPS’s or Arch’s relationship with us terminate. In particular, in the event Watford Re’s services agreement with Arch or investment management agreement with HPS is terminated, we have agreed to require any successor of Arch or HPS, as applicable, to agree to offer substantially the same terms and conditions as set forth in the fee sharing agreement. Arch or HPS, as applicable, may accept or decline this offer in its discretion. We have no other obligations under the fee sharing agreement. We pay each of Arch and HPS the fees due under the services agreement and investment management agreement, as applicable, and the fee sharing agreement does not affect the total amount of fees that we pay; we do not monitor, and we are not made aware of, the actual sharing payments between Arch and HPS.
Other than as described in this report, there is no other formal contract or other arrangement governing the relationship or activities between Arch and HPS in relation to our operations. For example, as discussed above, our services agreements with and investment management agreements with Arch and HPS, respectively, contain provisions that each must agree to any amendment of the other’s underwriting guidelines or investment guidelines, as applicable. Furthermore, the Common Shareholders Agreement provides that Arch-appointed directors may not vote upon certain matters related to the investment management agreement with HPS.
Pursuant to separate guarantee agreements, ACGL has guaranteed the performance of AUL under the services agreement among AUL, Watford Holdings and Watford Re, and Arch Capital Group (U.S.) Inc., a Delaware holding company indirectly wholly-owned by ACGL, has guaranteed the performance of AUI under the services agreement between AUI and WIC and under the services agreement between AUI and WSIC.
Underwriting Guidelines
Each of the services agreements between AUL or AUI, as applicable, and our operating subsidiaries contains underwriting guidelines with respect to the business to be incepted by the applicable operating subsidiary pursuant to such services agreement. In each case, the underwriting guidelines do not apply to certain excluded business as described in the applicable services agreement. Any amendments to the underwriting guidelines require the written consent of Arch and HPS.
Watford Re
The underwriting guidelines relating to Watford Re require that the PML arising from natural catastrophes be modeled for each peak peril and peak zone in Watford Re’s portfolio consistent with the modeling approach then used by affiliates of AUL in their reinsurance business. The modeled PML for a 1-in-250 year occurrence for each peak peril and peak zone is targeted to not exceed 10% of Watford Re’s total capital. In the event Watford Re has any business sourced other than through AUL, that business will not be included in the modeled PML provided by AUL and will need to be modeled separately. Modeled PML arising from any man-made realistic disaster scenario (“RDS”) is targeted to not exceed 10% of Watford Re’s total capital except for pandemic, nuclear, biological, chemical and radiological terrorism, terrorism and credit political risks where the target limit is 15% of Watford Re’s total capital. For each line of business, the RDS used to monitor our portfolio will be the same as the RDS used by affiliates of AUL to monitor their reinsurance portfolios. The largest known aggregate limit exposed per original name insured will be monitored for each line of business in Watford Re’s portfolio, with a soft limit of 5% of Watford Re’s total capital.

The underwriting guidelines applicable to Watford Re permit all lines of business written or targeted by the Arch insurance and reinsurance companies and permitted to be written pursuant to Watford Re’s Bermuda insurance license and permit Watford Re to assume business on both a proportional and non-proportional basis, write both treaty and facultative reinsurance and write insurance business.
WSIC, WIC and WICE
The underwriting guidelines relating to WSIC, WIC and WICE require that the probable maximum loss (the “PML”) arising from natural catastrophes be modeled for each peak peril and peak zone in the applicable company’s portfolio consistent with the modeling approach then used by affiliates of AUI or AUL, as applicable, in their reinsurance business. The modeled PML, net of all reinsurances, for a 1-in-250 year occurrence for each peak peril and peak zone is targeted to not exceed 10% of the applicable company’s policyholders’ surplus. Modeled PML, net of all reinsurances, arising from any RDS is targeted to not exceed, net of all reinsurances, 10% of the applicable company’s policyholders’ surplus. For each line of business, the RDS used to monitor the applicable company’s portfolio will be the same as the RDS used by affiliates of AUI or AUL, as applicable, to monitor their reinsurance portfolios. The largest known aggregate limit exposed per original named insured will be monitored for each line of business in the applicable company’s portfolio with a soft limit of 5% of the applicable company’s policyholders’ surplus, net of all reinsurances.
The underwriting guidelines of each of WSIC and WIC permit each of WSIC and WIC to write all individual lines of business permitted by its insurance license. The underwriting guidelines of WICE permit WICE to write all lines of business written or targeted by the Arch insurance and reinsurance companies and permitted by WICE’s insurance license. Each of WSIC, WIC and WICE writes insurance business and WIC may also write reinsurance business. In addition, the underwriting guidelines for each of WSIC, WIC and WICE permit AUL or AUI, as applicable, to negotiate policy-specific or program-specific outward reinsurance up to an amount of $20,000,000 limit any one risk and/or any one occurrence and up to 25% of such policy’s or program’s estimated gross premium. Any program-specific outward reinsurance with estimated annual ceded premium in excess of such amount, and any whole account outward reinsurance may be bound only with the approval of the underwriting committee (in the case of WICE) or the applicable company’s chief executive officer (in the case of WIC and WSIC).
The table below provides the incurred fees and expenses, including designated employee fees, in aggregate to Arch under the services agreements with our operating subsidiaries, excluding other expenses reimbursed, for the year ended December 31, 2020.

Year Ended December 31, 2020
($ in thousands)
Underwriting Fees and Expenses to Arch, Including Designated Employee Fees (1)	$30,619
Certain other expenses	3,755
(1) Designated employee fees incurred by Watford Re were $1.4 million for the year ended December 31, 2020. Designated employee fees are included in general and administrative expenses in our consolidated statements of net income (loss).
(2) The Company incurred profit commission fees due to Arch of $1.8 million for the year ended December 31, 2020. Profit commission fees are included in acquisition expenses in our consolidated statements of net income (loss).
Services Agreements with ARC and ACS
Each of Watford Holdings U.S. on the one hand and Watford Holdings and Watford Re collectively on the other hand has entered into services agreements with each of ARC and ACS in connection with the formation of WSIC and WIC. Pursuant to such services agreements, ARC or ACS, as applicable, provides the applicable Watford entity with assistance in the formation, licensing, tax planning, staffing, securing of premises, systems (hardware and software) procurement and set up and other legal and logistical matters in connection with WSIC and WIC.
Under the services agreements with ACS, the applicable Watford entities agree to reimburse ACS no less frequently than on a quarterly basis for all expenses incurred in provision of the services on the following bases: (i) at a specified percentage of cost for expenses in connection with third-party legal, tax, financial and accounting advice and the advice of other consultants and experts, and expenses of, or incurred in connection with obtaining, any third-party service provider on behalf of the applicable Watford entity; (ii) at a specified percentage of cost with regard to all disbursements for goods procured on behalf of the applicable Watford entity; and (iii) with regard to time spent by each officer or employee on behalf of the applicable Watford entity during any period of time, an amount equal to a specified percentage of such officer’s or employee’s allocated costs for such period of time.
Under the services agreements with ARC, the applicable Watford entities agree to reimburse ARC no less frequently than on a quarterly basis for all expenses incurred in provision of the services on the following bases: (i) at cost for expenses in connection with third-party legal, tax, financial and accounting advice and the advice of other consultants and experts, and expenses of, or incurred in connection with obtaining, any third-party service provider on behalf of the applicable Watford entity; (ii) at cost with regard to all disbursements for goods procured on behalf of the applicable Watford entity; and (iii) with regard to time spent by each officer or employee on behalf of the applicable Watford entity during any period of time, an amount based on a specified multiple times such officer’s or employee’s allocated costs for such period of time. For the year ended December 31, 2020, we did not incur any fees under these services agreements.
Reinsurance and Retrocession Agreements
Outward Quota Share Retrocession and Reinsurance Agreements
Our operating subsidiaries have entered into outward quota share retrocession or reinsurance agreements with Arch. Specifically, each of Watford Re and WICE has entered into a separate outward quota share retrocession or reinsurance agreement with ARL, and each of WSIC and WIC has entered into a separate outward quota share reinsurance agreement with ARC.
Under the Watford Re outward quota share retrocession agreement Arch accepts a minimum 15% quota share participation in all insurance and/or reinsurance contracts assumed by Watford Re other than: (i) certain contracts of reinsurance and retrocession agreements ceded from affiliates of Arch to us; (ii) business that, pursuant to the terms of the services agreement with Arch, has been excluded from the calculation of Arch’s profit commission due to not being sourced by Arch; and (iii) insurance or reinsurance contracts in which Arch separately directly holds a minimum interest equal to or greater than the product of the applicable ceded percentage under the Watford Re outward quota share retrocession agreement and the sum of Watford Re’s and Arch’s percentage participation on such contracts. Under the terms of the Watford Re outward quota share agreement, Arch may not reduce its quota share participation to below 15%.
Under (i) each of the WSIC and WIC outward quota share reinsurance agreements, Arch accepts between a 15% and 90% quota share participation and (ii) the WICE outward quota share agreement, Arch accepts between a 15% and 50% quota share participation, each at the election of Arch (on a contract-by-contract basis), in all insurance contracts issued by or on behalf of such insurance subsidiary other (a) than business that pursuant to the terms of the applicable services agreement with Arch has been excluded from the calculation of Arch’s profit commission, and (b) insurance or reinsurance contracts in which Arch separately directly holds a minimum interest equal to or greater than 17.65% of WSIC’s or WIC’s, as applicable, percentage participation on such risk.

Arch is required to reimburse us for their share of underlying acquisition expenses and pay us certain fees specified in the outward quota share retrocession and reinsurance agreements, and we are required to pay to Arch its quota share of premiums received by us.
The table below provides the ceded written premiums to Arch under several outward quota share retrocession and reinsurance agreements, excluding expenses reimbursed, for the year ended December 31, 2020.

Year Ended December 31, 2020
($ in thousands)
Ceded written premium to Arch under outward quota share retrocession and reinsurance agreements	$73,763
Inward Reinsurance and Retrocession Agreements from Arch
Arch cedes business to us pursuant to inward reinsurance or retrocession agreements our operating subsidiaries have entered into with Arch. Pursuant to these inward reinsurance or retrocession agreements, Arch pays us the requisite premium and we pay Arch a ceding fee based on the business ceded and the applicable reinsurance or retrocession agreement. In certain instances, Arch may determine that a potential opportunity would only qualify under our underwriting guidelines if it charges less than the ceding fee to which it would contractually otherwise be entitled. In such cases, Arch may charge us a lower fee in order to have the business qualify under our profitability metrics. In the future, provided that a given opportunity would qualify under our profitability metrics at the contractual ceding fee, Arch may charge higher fees to us than in the past.
We are required to post collateral for the benefit of Arch pursuant to the inward reinsurance or retrocession agreements between our operating subsidiaries and Arch. We currently post collateral to Arch in connection with such inward reinsurance or retrocession agreements pursuant to letters of credit and trust agreements entered into between the applicable Arch ceding entity, as beneficiary, Watford Re, as grantor, and HSBC Bank USA, National Association, or the Bank of New York Mellon, as trustee.
The table below provides incurred ceding fees to Arch, in addition to our share of underlying acquisition expenses, in aggregate under these reinsurance or retrocession agreements, excluding expenses reimbursed for the year ended December 31, 2020.

Year Ended December 31, 2020
($ in thousands)
Underlying acquisition expenses under inward retrocession agreements, excluding expenses reimbursed	$16,998
Investment Management Agreements
Each of Watford Re, WICE, WSIC and WIC has entered into a separate investment management agreement with Arch Investment Management Ltd. (“AIM”) pursuant to which AIM manages the largest portion of our investment grade investment portfolio. In general, each investment management agreement with AIM provides that AIM is responsible for the investment and reinvestment of the investment grade assets we allocate under that investment management agreement, pursuant to agreed investment grade investment guidelines specified in such investment management agreement with AIM. AIM is entitled to engage one or more third-party managers to manage, under the supervision and oversight of AIM, any portion of such investments. Each of the Watford Re, WICE, WSIC and WIC investment management agreements with AIM has a one-year term. Thereafter, each agreement renews for successive one-year periods; provided, however, that either we or AIM may terminate any of the investment management agreements with AIM at any time upon 45 days prior written notice. Each party has agreed to indemnify the other party for losses arising from or caused by its negligence or material breach, except to the extent that such losses arise from, or are caused by, the non-breaching party’s acts or omissions. Each investment management agreement with AIM provides that AIM is entitled to asset management fees calculated based on the assets managed and fees for investment-related administrative and risk analytics support services.
As of December 31, 2020, we held $589.6 million of investment grade assets managed by AIM.
The table below provides the aggregate fees payable to AIM under the investment management agreements with AIM incurred for the year ended December 31, 2020.

Year Ended December 31, 2020
($ in thousands)
Investment management fees to AIM	$937
Insurance Management Services Agreement with Artex and Arch
In 2015, WICE and AUL entered into an insurance management services agreement with Artex Risk Solutions (Gibraltar) Limited, or Artex, pursuant to which Artex provides services to WICE relating to management, secretarial, governance, underwriting, claims, reinsurance, financial management, investment, regulatory, compliance, risk management and Solvency II. In addition, two principals of Artex have been appointed directors of WICE. In exchange for these services, we pay Artex fees based on WICE’s gross premiums written, subject to a minimum amount of £150,000 per annum and a maximum amount of £400,000 per annum, in each case subject to an inflation increase on an annual basis. The insurance management services agreement may be terminated by either Artex or WICE upon twelve months prior written notice; provided that the agreement is subject to earlier termination by WICE or Artex upon the occurrence of certain events.
The table below provides the aggregate fees we paid to Artex under the insurance management services agreement for the year ended December 31, 2020.

Year Ended December 31, 2020
($ in thousands)
Fees paid to Artex under insurance management services agreement	$544
For the year ended December 31, 2020, we paid no fees to Arch under this insurance management services agreement.
Other Agreements
ARL purchased 2,500,000 of our common shares in the Common Share Private Placement. In connection therewith, ARL entered into the Common Shareholders Agreement and the Common Share Registration Rights Agreement, each of which grant Arch certain rights in connection with ownership of our common shares, and received warrants to acquire additional shares. The warrants expired unexercised on March 25, 2020. See “—Common Shareholders Agreement” and “—Common Share Registration Rights Agreement.” From time to time, we have entered into arrangements with Arch whereby Arch has seconded employees to us when and as we need their services and we have reimbursed Arch for the costs and expenses of such seconded employees.

Agreements with HPS
Investment Management Agreement
We have entered into separate investment management agreements with HPS for Watford Re, Watford Asset Trust I (“Watford Trust”) and each of our insurance subsidiaries, pursuant to which HPS manages our non-investment grade portfolio as described in each such agreement. For Watford Re, which has the majority of our invested assets, other than the portion of Watford Re’s assets that must be held in investment grade securities for the purpose of either meeting regulatory capital requirements or posting collateral into trusts for the benefit of cedants, and a small portion of Watford Re’s assets that are held in cash or cash equivalents, HPS manages all of Watford Re’s invested assets in non-investment grade corporate credit assets, including bank loans and high-yield bonds, and may also invest in other instruments such as mezzanine debt, equities, credit default swaps, structured credit instruments and other derivative products pursuant to our non-investment grade investment guidelines.
In order to implement our non-investment grade investment strategy, HPS may, from time to time and upon consultation with us, invest a portion of our non-investment grade portfolio in investment funds managed by HPS. While there is no codified limit on the portion of our non-investment grade portfolio that may be invested in funds managed by HPS, we only expect to invest additional assets from our non-investment grade portfolio in funds managed by HPS to the extent that HPS, in consultation with us, determines that such investment would provide economic, tax, regulatory or other benefits to us, for instance, such as allowing us to access a strategy that we would not have been able to efficiently access other than through investment in such a fund. We do not pay HPS any separate or additional fees with respect to any such assets invested in HPS-managed funds.
HPS manages assets of Watford Trust in non-investment grade corporate credit assets, including bank loans and high-yield bonds, and may also invest in other instruments such as mezzanine debt, equities, credit default swaps, structured credit instruments and other derivative products pursuant to the non-investment grade investment guidelines and subject to the secured credit facility with Bank of America, N.A.
Our U.S. insurance subsidiaries (WSIC and WIC) each have investment portfolios; not less than half of each such investment portfolio must comprise investment grade assets, which are currently managed by AIM. The remainder of the assets is managed by HPS in non-investment grade corporate credit assets pursuant to our non-investment grade investment guidelines.
As set forth in each of the investment management agreements with HPS related to our non-investment grade portfolio, HPS is required to adhere to the non-investment grade investment guidelines relating to each such investment management agreement when managing our non-investment grade portfolio, which guidelines can only be amended upon the mutual agreement of us, HPS and, except with respect to the investment management agreement relating to Watford Trust, Arch. The non-investment grade investment guidelines under the non-investment grade portfolio investment management agreement relating to Watford Re contain certain parameters and limitations, including the following:
•Composition of Investments: The assets of Watford Re in the non-investment grade portfolio are primarily invested in corporate debt instruments, including bank loans and high-yield bonds, but may also include other instruments, including mezzanine debt, equities, credit default swaps, structured credit instruments and other derivative products. The assets of Watford Re in the non-investment grade portfolio may be hedged to reduce volatility and protect against systemic risks primarily through credit derivative products including indices. In addition, the assets of Watford Re in the non-investment grade portfolio may include short positions (for example, opportunistic short positions in issuers that display deteriorating fundamentals or in securities or derivatives that appear mispriced).
•Concentration of Investments: Other than cash and cash equivalents, investment positions with a single issuer will comprise no more than 7.5% of the aggregate value of the Long Market Value (defined as the value of the long investments of the applicable investment portfolio, valued using the methodologies set forth in the applicable investment management agreement with HPS). Each such determination is made at the time of the applicable investment. Positions established primarily for hedging purposes (including, without limitation, index positions) are not subject to this limit.
For the avoidance of doubt, capital structure arbitrage positions in an issuer are deemed separate investments for the purposes of calculating this limit.
•Leverage: HPS may utilize leverage in order to increase its investment capacity. Leverage may take a variety of forms, including total return swaps and other derivatives, loans for borrowed money, trading on margin and the use of inherently leveraged instruments. Subject to certain exceptions, leverage, expressed as the excess of the Long Market Value of the portfolio over the net asset value of the portfolio as a percentage of the net asset value of the portfolio, will generally not exceed 80%.
•Equity: HPS’s research and investment process may sometimes present attractive common or preferred equity opportunities. Generally, the strategy underlying an equity investment is focused on either a value-oriented approach or a catalyst to a realization event. Examples of such catalysts can include restructurings, lawsuits, and regulatory changes, among other examples. Equity investments resulting in ownership exceeding 18.5% of the outstanding equity securities of an issuer, measured at the time of investment, will require our prior approval. It is not expected that the equity investments will represent more than 10% of the Long Market Value, in the aggregate.
•Monitoring: HPS provides monthly risk and performance reports to Watford Re regarding the investment performance of HPS and reviews risk and performance in detail with Watford Re on a quarterly basis.
•Tax Considerations: HPS may not intentionally or with reckless disregard take any action with respect to the assets of Watford Re in the non-investment grade portfolio which would cause Watford Re to be engaged, or deemed to be engaged, in a United States trade or business for United States federal income tax purposes or to be subject to United States federal income tax on a net income basis or income tax on a net income basis in any other jurisdiction, or otherwise result in material adverse tax consequences to Watford Re; provided, however, that HPS will be deemed to have satisfied the requirements of this paragraph if HPS complies with the non-investment grade investment guidelines or has obtained written advice from counsel that such investment or transaction will not result in any effectively connected income to Watford Re.
The non-investment grade investment guidelines under Watford Trust’s and our insurance subsidiaries’ respective investment management agreements with HPS also provide certain limitations relating to, among other things, the composition of investments, concentration of investments, leverage, equity, monitoring and tax considerations. As they relate to the concentration of investments, such non-investment grade investment guidelines provide that investment positions of Watford Trust or one of our insurance subsidiaries in a single issuer will comprise no more than 7.5% of the aggregate value of the long investments of Watford Trust or WICE, as applicable, or the total asset value of the non-investment grade portfolio plus the investment grade portfolio of each of WSIC or WIC, as applicable. However, with respect to Watford Trust and WICE, to the extent permitted, positions established primarily for hedging purposes are not included in these limits. As they relate to leverage, our non-investment grade investment guidelines provide that HPS may use leverage (subject to the terms of the secured credit facility with Bank of America, N.A.) in order to increase investment capacity for Watford Trust’s investments, so long as leverage, expressed as the excess of the Long Market Value of the portfolio over the net asset value of the portfolio as a percentage of the net asset value of the portfolio, does not exceed 80%. HPS is not permitted to use leverage for WICE’s, WIC’s or WSIC’s investments.
Each of the investment management agreements with HPS related to our non-investment grade portfolio has a current term ending on December 31, 2025. Thereafter, the terms will continue to renew for successive five-year periods unless either we or HPS gives notice to not renew at least 24 months before the end of the then-current term. The investment management agreements with HPS relating to Watford Trust, WSIC and WIC will terminate automatically upon the termination or expiration of Watford Re’s investment management agreement with HPS. Each of the investment management agreements with HPS related to our non-investment grade portfolio is subject to termination by us or by HPS upon the occurrence of certain events, including, but not limited to: (i) termination by us (x) other than in the case of Watford Trust, upon a downgrade in our financial strength rating by the applicable rating agency below “A-” (or equivalent) caused primarily by and attributed by such rating agency to HPS’s investment strategy (unless such downgrade would not be reasonably likely to have an adverse effect on us or our ability to underwrite and bind insurance and/or reinsurance policies, as applicable), (y) if HPS intentionally breaches the non-investment grade investment guidelines related to the applicable investment management agreement and such breach could reasonably be expected to have a material adverse effect on us, subject to a cure period, or (z) if HPS fails to exercise substantially the same standard of care and apply substantially similar investment making and risk management processes as it applies to its other clients pursuing substantially similar investment strategies, taking into account certain considerations as outlined in the investment management agreements, subject to a cure period, and (ii) termination by HPS (w) upon the non-renewal or termination of our services agreements with Arch, (x) upon any material non-compliance by us with any material law or regulation applicable to us, subject to a cure period, (y) upon the non-payment by us of a material amount due to HPS under any of the investment management agreements with HPS related to our non-investment grade portfolio, subject to a cure period or (z) upon the determination by HPS that the termination of any of the investment management agreements related to our non-investment grade portfolio is necessary or advisable to comply with the Bank Holding Company Act, the Dodd-Frank Act or any other current or future laws, rules, regulations or legal requirements applicable to HPS or its affiliates.
Under the terms of the investment management agreements with HPS related to our non-investment grade portfolio, we generally will indemnify and hold harmless an HPS Indemnified Person from and against any HPS-related Losses suffered or sustained by such HPS Indemnified Person, except to the extent such HPS-related Losses resulted from an action or inaction, or mistake of judgment, taken by an HPS Indemnified Person that constituted fraud, gross negligence or intentional misconduct, in each case, as determined in a final, non-appealable judgment by a court of competent jurisdiction.
In addition, the investment management agreements related to our non-investment grade portfolio provide that no HPS Indemnified Person will be liable to us for any HPS-related Losses suffered by us in connection with any matters to which the investment management agreements with HPS relate, including, but not limited to, trading losses, except those HPS-related Losses resulting from (x) such HPS Indemnified Person’s gross negligence or intentional misconduct or (y) material intentional breaches of the investment guidelines by HPS, which breaches are not cured within 90 days of the earlier of (A) the date on which HPS becomes aware of such breach, and (B) the date on which we notify HPS of such breach. The investment management agreements related to our non-investment grade portfolio provide that no breach of the investment guidelines shall be deemed to have occurred if: (i) we have agreed in writing to an amendment to such investment guidelines such that HPS’s actions under the amended investment guidelines would not constitute a breach of such guidelines; or (ii) such actions were approved by our Chief Executive Officer or Chief Risk Officer in writing; or (iii) such actions were taken pursuant to our instructions.

Pursuant to the investment management agreements with HPS related to our non-investment grade portfolio, HPS receives management fees at an annual rate of 1.0% of the aggregate net asset value of the assets that are managed by HPS, payable quarterly in arrears. Beginning January 1, 2020, to the extent the aggregate net asset value of the HPS-managed assets exceeds $1.5 billion, the management fee shall be calculated at a blended annual rate equal to (i) 1.0% of the initial $1.5 billion in net asset value plus (ii) seventy-five basis points (0.75%) of the excess of aggregate net asset value over $1.5 billion, subject to a minimum blended management fee rate of eighty-five basis points (0.85%) on the aggregate net asset value of the HPS-managed assets. For purposes of calculating the management fees related to our non-investment grade portfolio, net asset value is determined by HPS in accordance with the investment management agreements and is measured before reduction for any management fees, performance fees or any expense reimbursement and as adjusted for any non-routine intra-month withdrawals. We have also agreed to reimburse HPS for certain expenses related to the management of our non-investment grade portfolio as set forth in the non-investment grade investment management agreements.
As further set out in the investment management agreements with HPS related to our non-investment grade portfolio, subject to the then-applicable high water mark, HPS receives a base performance fee equal to 10% of the Income (as defined in the non-investment grade investment management agreements relating to Watford Re, WICE and Watford Trust) or Aggregate Income (as defined in those investment management agreements relating to WSIC and WIC), as applicable, if any, on the assets managed by HPS, calculated and payable as of each fiscal year-end and the date on which the investment management agreements related to our non-investment grade portfolio are terminated and not renewed, and is eligible to earn an additional performance fee equal to 25% of any Excess Income (as defined in those investment management agreements) in excess of a net 10% return to Watford after deduction for paid and accrued management fees and base performance fees, with the total performance fees not to exceed 17.5% of the Income or Aggregate Income, as applicable. Performance fees are only paid to HPS on increases in the value of our non-investment grade portfolio that are in excess of the high-water mark (as described in the non-investment grade investment management agreement with HPS) and no performance fees will be paid to HPS if the high-water mark is not met.
Our services agreements with AUL or AUI, as applicable, and investment management agreements with HPS related to our non-investment grade portfolio contain a provision that each must agree to any amendment of the other’s underwriting guidelines or non-investment grade investment guidelines, as applicable.
In addition to its management of our non-investment grade portfolio, pursuant to an account management agreement incorporating investment grade investment guidelines, HPS manages a portion of our investment grade portfolio as a recently created separate managed account. HPS earns a management fee of 0.60% per annum on the assets in this separate managed account. Our investment grade account management agreement with HPS does not have a performance fee component for this separate managed account.
In addition, as described under “Agreements with Arch—Services Agreements—Services Agreements with Our Operating Subsidiaries,” HPS shares a portion of the management fees and performance fees with Arch pursuant to a fee sharing agreement, such that Arch and HPS each share in the combined fee revenues of the two parties with respect to the services that they provide to Watford Re. We pay each of Arch and HPS the fees due under the respective services agreements and investment management agreements, as applicable, and the fee sharing agreement does not affect the total amount of fees that we pay; we do not monitor, and we are not made aware of, the actual sharing payments between Arch and HPS.
As of December 31, 20120, we had $1.7 billion of gross non-investment grade corporate credit assets and $60.4 million of investment grade assets managed by HPS.

The table below provides the aggregate management fees and performance fees incurred under all investment management agreements with HPS for the year ended December 31, 2020.

Year Ended December 31, 2020
($ in thousands)
Investment management fees - related parties	$16.256
Investment performance fees - related parties	12.037
Aggregate fees under investment management agreements	$28.293
Common Shareholders Agreement
All of the holders of our common shares who acquired their shares prior to the Listing are party to a Common Shareholders Agreement, which contains provisions that govern the rights and obligations of the common shareholders as security holders, including, but not limited to corporate governance and other matters as described below and set out in the Common Shareholders Agreement.
Arch Board Seats
For a discussion of Arch’s right to appoint individuals as directors on the Board of Directors, see “Board of Directors, Executive Officers and Corporate Governance—Director Appointments.”
For so long as Arch is entitled to appoint at least one director to the Board of Directors, the affirmative vote of at least one director appointed by Arch is required for the Board of Directors to take any action to: (i) increase the number of members of the Board of Directors; (ii) form or create any subsidiaries or branches; (iii) change our name or the name of any of our subsidiaries; and (iv) appoint or remove or replace our Chief Executive Officer or the Chief Executive Officer of any of our subsidiaries.
In addition, Arch is entitled to have at least one director appointed by Arch serve on each committee of the board of directors; provided, that the director appointed by Arch that serves on any committee of the Board of Directors that is subject to independence requirements for membership on such committee under the Exchange Act or the rules and regulations of the Nasdaq Stock Market must be a person that satisfies such independence requirements.
Directors appointed by Arch are not entitled to vote upon matters before the Board of Directors that relate to: (i) the services agreements with Arch or other matters directly and primarily affecting Arch in a capacity other than as a shareholder or director; or (ii) the termination of the investment management agreement between HPS and Watford Re, or any amendments to the fee arrangements contained therein. A director appointed by Arch may be removed at any time without cause by Arch or for cause in accordance with the Bye-laws.
Unless sooner terminated in accordance with its terms or extended by the parties, the Common Shareholders Agreement will terminate on March 28, 2029.
Common Share Registration Rights Agreement
All of the holders of our common shares who acquired their shares prior to the Listing are party to a common share registration rights agreement (the “Common Share Registration Rights Agreement”) which contains provisions that govern the rights and obligations of such common shareholders and holders of our warrants as security holders with respect to any registration of our common shares, including granting all such common shareholders and holders of warrants “piggyback” registration rights to include securities in a registration statement of ours filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”).

“Piggyback” Registration Rights
The common shareholders and holders of warrants that are parties to the Common Share Registration Rights Agreement are entitled to unlimited “piggyback” registration rights for offerings of common shares for so long as they remain issued and outstanding and continue to constitute Registrable Securities (as such term is defined in the Common Share Registration Rights Agreement) (which Registrable Securities will cease to be such once such securities may be resold under Rule 144).
Shelf Registrations
At such time as we have qualified to register our securities on Form S-3 or any successor form, Arch will have the right to (i) request that we file a shelf registration statement with respect to the Registrable Securities held by the common shareholders and warrant holders that are parties to the Common Share Registration Rights Agreement and (ii) deliver up to three (3) shelf take-down notices for underwritten secondary offerings of the securities owned by it and included in such shelf registration statement.
Preference Shareholders Agreement
All of the holders of our Preference Shares who acquired their shares prior to the listing of our Preference Shares on the Nasdaq Global Select Market on June 27, 2019 (the “Preference Share Listing”) are party to a preference shareholders agreement (the “Preference Shareholders Agreement”) which contains provisions that govern the rights and obligations of the preference shareholders as security holders, including, but not limited to, corporate governance and other matters as set out in the Preference Shareholders Agreement.
Preference Share Registration Rights Agreement
All of the holders of our Preference Shares who acquired their shares prior to the Preference Share Listing are party to a preference share registration rights agreement (the “Preference Share Registration Rights Agreement”) which contains provisions that govern the rights and obligations of our preference shareholders as security holders with respect to any registration of our Preference Shares, including granting all such preference shareholders “piggyback” registration rights to include securities in a registration statement of ours filed with the SEC under the Securities Act.
“Piggyback” Registration Rights
The preference shareholders are entitled to unlimited “piggyback” registration rights for offerings of our Preference Shares for so long as they remain issued and outstanding and continue to constitute Registrable Securities (as such term is defined in the Preference Share Registration Rights Agreement) (which Registrable Securities will cease to be such once such securities may be resold under Rule 144).
Employment Agreements
We are party to employment agreements with our executive officers. For additional information, see “Executive Compensation—Narrative to Summary Compensation Table—Executive Employment Agreements.”
Equity Awards
In connection with and following the Listing, we issued restricted share units to our executive officers and common shares to our independent directors. In connection with the restricted share unit awards, we entered into restricted share unit award agreements with each executive officer. For additional information, see “Board of Directors, Executive Officers and Corporate Governance—

Director Compensation” and “Executive Compensation—Narrative to Summary Compensation Table—Executive Employment Agreements.”
Indemnification Agreements
We have entered into indemnification agreements with each of our officers and directors to indemnify them against certain liabilities and expenses arising from their being an officer or director. The indemnification agreements provide that we will indemnify, defend and hold harmless our directors and officers to the maximum possible extent permitted by law from, and pay on behalf of such directors and officers, all expenses incurred because of any claim or claims made against him or her or involving him or her in a proceeding, (a) by reason of the fact that he or she is or was a director and/or officer or (b) related to or arising out of anything done or not done by such director or officer in any such capacity; provided, that we shall not be obligated to make any advance payment of expenses to any director or officer (a) resulting from a claim that such director or officer gained in fact any personal profit or advantage to which he or she was not legally entitled or (b) brought about or contributed to by the fraud or dishonesty of the director or officer seeking payment.
Item 14. Principal accounting fees and services
Fees Paid to PricewaterhouseCoopers Ltd.
The Audit Committee approves PricewaterhouseCoopers Ltd.’s and its affiliates’ audit and non-audit services in advance as required under Sarbanes-Oxley and SEC rules. Before the commencement of each fiscal year, the Audit Committee appoints the independent auditor to perform audit services that we expect to be performed for the fiscal year and appoints the auditor to perform audit-related, tax and other permitted non-audit services. In addition, the Audit Committee approves the terms of the engagement letter to be entered into by us with the independent auditor. The Audit Committee has also delegated to its Chairman the authority, from time to time, to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees, provided that the Chairman shall report any decisions to pre-approve such audit-related and non-audit services and fees to the full Audit Committee at its next regular meeting.
The table below sets forth the fees paid to PricewaterhouseCoopers Ltd. over the past two years in connection with its work for us. All such audit, audit-related and tax services were pre-approved by the audit committee, which concluded that the provision of such services by PricewaterhouseCoopers Ltd. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
Fees billed by PricewaterhouseCoopers Ltd. for the fiscal years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Fees	($)	($)
Audit Fees	$1,319,949	$1,123,006
All Other Fees	10,900	70,900
Total fees	1,330,849	1,193,906
Audit Fees: Includes the aggregate fees billed by PricewaterhouseCoopers Ltd. for professional services and expenses rendered for the audit of the Company’s consolidated financial statements.
Audit-Related Fees: Includes the aggregate fees billed by PricewaterhouseCoopers Ltd. for assurance and related services that are reasonably related to the performance of the audit of the

Company’s financial statements and are not reported under “Audit Fees,” including aggregate fees billed by PricewaterhouseCoopers Ltd. for professional services performed in connection with the Company’s filing of certain documents with the SEC and the related issuance of consents in 2020 and 2019, and advisory services performed relating to accounting and financial reporting consultations on various issues and transactions. Audit-related fees for the years ended December 31, 2020 and 2019 were $Nil.
Tax Fees: Includes fees billed by PricewaterhouseCoopers Ltd. for tax-related services in conjunction with our ongoing business operations. Tax fees for the years ended December 31, 2020 and 2019 were $Nil.
All Other Fees: Includes fees billed by PricewaterhouseCoopers Ltd. related to professional services not included in the categories above, including services related to review of documentation and filings related to our becoming a public company, as well as other regulatory reporting requirements.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm Appointed as our Independent Auditor
The Audit Committee has adopted a policy requiring the Audit Committee to pre-approve all audit and, subject to the de minimis exception of Section 10A(i) of the Exchange Act and the SEC rules promulgated thereunder, all permitted non-audit services performed by the Company’s independent auditor. The Committee has delegated pre-approval authority to the Chief Financial Officer for non-audit services in amounts up to $25,000. When pre-approving non-audit services by the independent auditor, the Audit Committee shall consider whether the provision of such services is consistent with maintaining the independent auditor’s independence.

Part IV.
Item 15. Exhibits
(a) 3. Exhibits
The exhibits filed herewith are listed on the Exhibit Index filed as part of this Form 10-K/A.

Exhibit Number	Exhibit Description	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATFORD HOLDINGS LTD.
(REGISTRANT)

/s/ Jonathan D. Levy
Date:	April 29, 2021	Jonathan D. Levy, Chief Executive Officer

Date:	April 29, 2021	/s/ Robert L. Hawley
Robert L. Hawley, Chief Financial Officer