Form 10-Q
period 2021-03-31
Watford Holdings Ltd.
filed 2021-05-10
CIK 1601669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR

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

As of May 10, 2021, there were 19,924,220 common shares, $0.01 par value per share, of the registrant outstanding.

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
•Arch Reinsurance Ltd., or ARL, which is a party to certain quota share agreements with one or more of our operating subsidiaries and owned approximately 10.2% of our outstanding common shares as of March 31, 2021;
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
Explanatory note - Proposed merger
On October 9, 2020, we announced that we had entered into (i) an Agreement and Plan of Merger with ACGL and Merger Sub pursuant to which, among other things, Merger Sub will merge with and into Watford Holdings, with Watford Holdings surviving as a wholly-owned subsidiary of ACGL, and (ii) a Voting and Support Agreement (or the Arch Voting Agreement) with ARL and Gulf Reinsurance Ltd., each a subsidiary of ACGL, pursuant to which, among other things, ARL and Gulf Reinsurance Ltd. agreed to vote all of the Company’s common shares and preference shares owned by them in favor of the Merger and to not transfer any such shares, subject to the conditions set forth in the Arch Voting Agreement. On November 2, 2020, we announced that we had entered into an amendment to the merger agreement with ACGL and Merger Sub to amend certain terms of the original merger agreement. ACGL assigned its interests and obligations in connection with this acquisition to HoldCo, a newly formed entity of which ACGL will own approximately 40%, and funds managed by Warburg Pincus LLC and Kelso & Company will each own approximately 30%.
On February 16, 2021, ARL sold an aggregate of 230,400 common shares to affiliates of Kelso & Company, or Kelso, and 230,400 common shares to an affiliate of Warburg Pincus LLC, Warburg Pincus, in each case, at a purchase price of $34.66 per common share which was the then current market price of the common shares (based on the closing sale price of the common shares on the Nasdaq Global Select Market on February 12, 2021) (such sales collectively referred to as the Arch Sales). In connection with the Arch Sales, the Company entered into a waiver to the Arch Voting Agreement with ARL and Gulf Reinsurance Ltd. in order to permit the Arch Sales to Kelso and Warburg Pincus. The Company also entered into Voting and Support Agreements with Kelso and Warburg Pincus, which are substantially similar to the Arch Voting Agreement and pursuant to which Kelso and Warburg Pincus agreed, among other things, to vote any common shares or preference shares owned by them (i) in favor of the adoption of the Merger Agreement and (ii) against any proposal or action that would reasonably be expected to impede or adversely affect in any material respect the merger or any of the other transactions contemplated by the Merger Agreement.
The Merger is expected to close in the first half of 2021, subject to customary closing conditions, including regulatory approval. Shareholder approval was obtained on March 30, 2021 at the Company's special general meeting.
Unless stated otherwise, all forward-looking information contained in this Quarterly Report on Form 10-Q does not take into account or give any effect to the impact of the Merger. For additional details regarding the Merger, see Part II Item 1A “Risk factors”, Part II Item 1 “Legal proceedings” and Part I Item 2 “Management’s discussion and analysis of financial condition and results of operations” of this Quarterly Report on Form 10-Q.

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
Forward-looking statements involve our current assessment of risks and uncertainties. Actual events and results may differ materially from those expressed or implied in these statements. Important factors that could cause actual events or results to differ materially from those indicated in such statements are discussed below and elsewhere in this report and in our other reports and other documents filed with the Securities and Exchange Commission, or the SEC, and include:
◦adverse general economic and market conditions, including those caused by pandemics, including the current global pandemic related to the novel coronavirus, or COVID-19, and government actions in response thereto;
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
◦one or more closing conditions to the Merger, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger;
◦uncertainties regarding the proposed acquisition of Watford Holdings by HoldCo;
◦our business may suffer as a result of uncertainty surrounding the proposed transaction with HoldCo, and there may be challenges with employee retention as a result of the proposed transaction with HoldCo;
◦the proposed transaction with HoldCo may involve unexpected costs, liabilities or delays;
◦legal proceedings that have been, and additional proceedings that may be, initiated against us or our directors related to the proposed transactions with HoldCo;
◦an event, change or other circumstance may occur that could give rise to the termination of the Merger Agreement (including circumstances requiring us to pay HoldCo a termination fee pursuant to the Merger Agreement); and
◦the other matters set forth under Item 1A “Risk factors,” Item 7 “Management’s discussion and analysis of financial condition and results of operations,” and other sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, Part II Item 1A “Risk factors” and Part I Item 2 “Management’s discussion and analysis of financial condition and results of operations” of this Form 10-Q as well as the other factors set forth in the Company’s other documents on file with the SEC and management’s response to any of the aforementioned factors.
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

Item 1. Consolidated financial statements

WATFORD HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2021	2020
Assets
Investments:
Term loans, fair value option (Amortized cost: $815,305 and $890,996)	$790,186	$851,539
Fixed maturities, fair value option (Amortized cost: $546,878 and $477,548)	539,687	455,162
Short-term investments, fair value option (Cost: $477,084 and $412,762)	483,600	418,690
Equity securities, fair value option	67,295	64,994
Investments, fair value option	1,880,768	1,790,385
Fixed maturities, available for sale (Amortized cost: $616,054 and $638,075)	627,387	655,249
Equity securities, fair value through net income	63,758	53,207
Total investments (1)	2,571,913	2,498,841
Cash and cash equivalents	236,164	211,451
Accrued investment income	14,325	14,679
Premiums receivable (1)	252,523	224,377
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses (1)	291,485	286,590
Prepaid reinsurance premiums (1)	113,180	122,339
Deferred acquisition costs, net (1)	62,224	53,705
Receivable for securities sold	68,076	37,423
Intangible assets	7,650	7,650
Funds held by reinsurers (1)	54,929	45,989
Other assets (1)	30,985	29,016
Total assets	$3,703,454	$3,532,060
Liabilities
Reserve for losses and loss adjustment expenses (1)	$1,568,243	$1,519,583
Unearned premiums (1)	426,975	407,714
Losses payable (1)	48,415	59,397
Reinsurance balances payable (1)	77,041	63,269
Payable for securities purchased	50,265	16,916
Payable for securities sold short	34,589	21,975
Revolving credit agreement borrowings	250,579	211,640
Senior notes (1)	172,757	172,689
Amounts due to affiliates (1)	4,516	7,708
Investment management and performance fees payable (1)	12,012	21,641
Other liabilities (1)	28,645	35,786
Total liabilities	$2,674,037	$2,538,318
Commitments and contingencies
Contingently redeemable preference shares (1)	52,421	52,398
Shareholders’ equity
Common shares ($0.01 par; shares authorized: 120 million; shares issued: 22,813,915 and 22,804,128)	228	228
Additional paid-in capital	899,761	899,491
Retained earnings (deficit)	144,441	103,554
Accumulated other comprehensive income (loss)	10,489	15,994
Common shares held in treasury, at cost (shares: 2,917,149 and 2,917,149)	(77,923)	(77,923)
Total shareholders’ equity	976,996	941,344
Total liabilities, contingently redeemable preference shares and shareholders’ equity	$3,703,454	$3,532,060
(1) See Note 12, “Transactions with related parties” for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in thousands, except share and per share data)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Revenues
Gross premiums written (1)	$216,523	$234,902
Gross premiums ceded (1)	(37,212)	(48,202)
Net premiums written (1)	179,311	186,700
Change in unearned premiums (1)	(31,580)	(46,661)
Net premiums earned (1)	147,731	140,039
Other underwriting income (loss)	411	133
Interest income	25,798	37,824
Investment management fees - related parties (1)	(4,487)	(4,352)
Borrowing and miscellaneous other investment expenses	(2,354)	(5,669)
Net interest income	18,957	27,803
Realized and unrealized gains (losses) on investments	46,173	(290,502)
Investment performance fees - related parties (1)	(6,016)	—
Net investment income (loss)	59,114	(262,699)
Total revenues	207,256	(122,527)

Expenses
Loss and loss adjustment expenses (1)	(118,794)	(110,676)
Acquisition expenses (1)	(35,135)	(28,367)
General and administrative expenses (1)	(7,292)	(7,139)
Interest expense (1)	(2,912)	(2,912)
Net foreign exchange gains (losses)	(475)	5,013
Transaction costs and other	(715)	—
Total expenses	(165,323)	(144,081)
Income (loss) before income taxes	41,933	(266,608)
Income tax expense	(8)	—
Net income (loss) before preference dividends	41,925	(266,608)
Preference dividends (1)	(1,038)	(1,171)
Net income (loss) available to common shareholders	$40,887	$(267,779)

Earnings (loss) per common share:
Basic	$2.06	$(13.42)
Diluted	$2.05	$(13.42)
Weighted average number of common shares used in the determination of earnings (loss) per share:
Basic	19,892,886	19,951,932
Diluted	19,956,123	19,951,932
(1) See Note 12, “Transactions with related parties” for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Comprehensive income (loss)
Net income (loss) available to common shareholders	$40,887	$(267,779)
Other comprehensive income (loss) net of income tax:
Available for sale investments:
Unrealized holding gains (losses) arising during the period	(5,116)	(28,431)
Unrealized foreign currency gains (losses) arising during the period	620	(7,699)
Credit loss recognized in net income (loss)	412	563
Reclassification of net realized (gains) losses, included in net income (loss)	(1,345)	(2,405)
Unrealized holding gains (losses) of available for sale investments	(5,429)	(37,972)
Foreign currency translation adjustments	(76)	137
Other comprehensive income (loss) net of income tax	(5,505)	(37,835)
Comprehensive income (loss)	$35,382	$(305,614)
See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Common shares
Balance at beginning of period	$228	$227
Common shares issued	—	—
Balance at end of period	228	227

Additional paid-in capital
Balance at beginning of period	899,491	898,083
Common shares issued under share plans	225	250
Share-based compensation	45	360
Balance at end of period	899,761	898,693

Accumulated other comprehensive income (loss)
Balance at beginning of period	15,994	5,629
Unrealized holding gains (losses) of available for sale investments:
Balance at beginning of period	17,371	6,252
Unrealized holding gains (losses) of available for sale investments, net of reclassification adjustments	(5,429)	(37,972)
Balance at end of period	11,942	(31,720)
Currency translation adjustment:
Balance at beginning of period	(1,377)	(623)
Currency translation adjustment	(76)	137
Balance at end of period	(1,453)	(486)
Balance at end of period	10,489	(32,206)

Common shares held in treasury, at cost
Balance at beginning of period	(77,923)	(75,056)
Shares repurchased for treasury	—	(2,867)
Balance at end of period	(77,923)	(77,923)

Retained earnings (deficit)
Balance at beginning of period	103,554	43,470
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020	—	(428)
Net income (loss) before preference dividends	41,925	(266,608)
Preference share dividends paid and accrued	(1,038)	(1,171)
Balance at end of period	144,441	(224,737)
Total shareholders’ equity	$976,996	$564,054
See Notes to Consolidated Financial Statements

WATFORD HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss) before preference dividends	$41,925	$(266,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gains) losses on investments	(46,173)	290,502
Amortization of fixed assets	4	1
Share-based compensation	270	610
Changes in:
Accrued investment income	356	(2,329)
Premiums receivable	(29,097)	(16,272)
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	(8,457)	(23,069)
Prepaid reinsurance premiums	9,158	4,007
Deferred acquisition costs, net	(9,103)	(7,995)
Reserve for losses and loss adjustment expenses	50,539	60,178
Unearned premiums	22,422	42,654
Reinsurance balances payable	14,277	(6,901)
Funds held with reinsurers	(8,829)	(2,868)
Other liabilities	(28,126)	(27,662)
Other items	(2,182)	(19,673)
Net Cash Provided By Operating Activities	6,984	24,575
Investing Activities
Purchase of term loans	(105,440)	(86,702)
Purchase of fixed maturity investments	(554,618)	(328,927)
Purchase of short-term investments with maturities over three months	—	(36,119)
Proceeds from sale, redemptions and maturity of term loans	166,281	98,992
Proceeds from sales, redemptions and maturities of fixed maturity investments	546,187	215,719
Proceeds from sales, redemptions and maturities of short-term investments with maturities over three months	—	5,596
Net (purchases) sales of short-term investments with maturities less than three months	(64,138)	22,337
Purchases of equity securities	(6,180)	(6,388)
Proceeds from sales of equity securities	1,024	1,531
Net settlements of derivative instruments	(600)	2,336
Purchases of furniture, equipment and other assets	(14)	(2)
Net Cash Provided by (Used For) Investing Activities	(17,498)	(111,627)
Financing Activities
Dividends paid on redeemable preference shares	(1,015)	(1,148)
Proceeds from borrowings	38,939	92,199
Purchases of common shares under share repurchase program	—	(2,867)
Net Cash Provided By (Used For) Financing Activities	37,924	88,184
Effects of exchange rate changes on foreign currency cash	(2,697)	(6,989)
Increase (decrease) in cash	24,713	(5,857)
Cash and cash equivalents, beginning of period	211,451	102,437
Cash and cash equivalents, end of period	$236,164	$96,580
Supplementary information
Income taxes paid	$8	$—
Interest paid	$1,810	$5,422
Non-cash exchange of investments	$15,328	$13,467
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
The Company has engaged Arch Investment Management Ltd. (“AIM”), a Bermuda exempted company and a subsidiary of ACGL, as Investment Manager of assets in its investment grade portfolio pursuant to various investment management agreements. AIM manages the majority of the Company’s investment grade assets pursuant to the terms of the applicable investment management agreements and the oversight of our senior management and board of directors. See Note 12, “Transactions with related parties” for further details.
The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full calendar year.
2. Basis of presentation and significant accounting policies
There has been no material change to the Company’s significant accounting policies as described in its audited consolidated financial statements and the accompanying notes as of December 31, 2020 and 2019 and for each of the years in the periods ended December 31, 2020, 2019 and 2018, except as noted below.

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted; however management believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the years ended December 31, 2020, 2019 and 2018.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), (“ASU 2020-04”), and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope (“ASU 2021-01”). These ASUs provide practical expedients and exceptions for applying GAAP to contracts and transactions affected by reference rate reform if such contracts or transactions reference LIBOR or another reference rate expected to be discontinued. Amendments in this ASU for contract modifications may be applied as of March 12, 2020 through December 31, 2022. Once adopted, this ASU must be applied prospectively for all eligible contract modifications. The Company is currently assessing the impact the implementation of this ASU will have on its consolidated financial statements and disclosures, but does not believe that such impact will be material.
For additional information regarding accounting standards that the Company has not yet adopted, see Note 2, “Basis of presentation and significant accounting policies” in the Company’s audited consolidated financial statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
The following table provides summary information regarding premiums written and earned by line of business and net premiums written by underwriting location:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Gross premiums written:
Casualty reinsurance	$57,070	$83,818
Other specialty reinsurance	46,519	36,880
Property catastrophe reinsurance	13,410	9,832
Insurance programs and coinsurance	99,524	104,372
Total	$216,523	$234,902

Net premiums written:
Casualty reinsurance	$57,016	$83,667
Other specialty reinsurance	39,468	35,484
Property catastrophe reinsurance	13,410	9,832
Insurance programs and coinsurance	69,417	57,717
Total	$179,311	$186,700

Net premiums earned:
Casualty reinsurance	$47,138	$52,765
Other specialty reinsurance	35,203	35,364
Property catastrophe reinsurance	8,318	4,884
Insurance programs and coinsurance	57,072	47,026
Total	$147,731	$140,039

Net premiums written by underwriting location:
United States	$30,030	$36,303
Europe	39,388	21,203
Bermuda	109,893	129,194
Total	$179,311	$186,700

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

4. Reinsurance
Through reinsurance agreements with Arch Reinsurance Ltd. (“ARL”) and Arch Reinsurance Company (“ARC”), which are subsidiaries of ACGL, as well as through other third-party reinsurance agreements, the Company cedes a portion of its premiums. The effects of reinsurance on the Company’s written and earned premiums, losses and loss adjustment expenses were as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Premiums written
Direct	$99,524	$104,372
Assumed	116,999	130,530
Ceded	(37,212)	(48,202)
Net	$179,311	$186,700
Premiums earned
Direct	$101,414	$88,536
Assumed	97,779	99,529
Ceded	(51,462)	(48,026)
Net	$147,731	$140,039
Losses and loss adjustment expenses
Direct	$71,593	$88,694
Assumed	77,546	74,720
Ceded	(30,345)	(52,738)
Net	$118,794	$110,676
The Company monitors the financial condition of its reinsurers and attempts to place coverages only with financially sound carriers. At March 31, 2021 and December 31, 2020, 100% of ceded loss and loss adjustment reserves were due from carriers which had an A.M. Best or Standard & Poor’s rating of “A-” or better.
At March 31, 2021 and December 31, 2020, approximately 46% and 44%, respectively, of the Company’s reinsurance recoverables on paid and unpaid losses (not including prepaid reinsurance premiums) were due from ARL and ARC, each of which have ratings of “A+” from A.M. Best. Although the Company has not experienced any material credit losses to date, an inability of its reinsurers to meet their obligations to it over the relevant exposure periods for any reason could have a material adverse effect on its financial condition and results of operations.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

5. Reserve for losses and loss adjustment expenses
The following table represents an analysis of losses and loss adjustment expenses and a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Gross reserve for losses and loss adjustment expenses at beginning of period	$1,519,583	$1,263,628
Unpaid losses and loss adjustment expenses recoverable	269,902	165,549
Net reserve for losses and loss adjustment expenses at beginning of period	1,249,681	1,098,079

Net incurred losses and loss adjustment expenses relating to losses occurring in:
Current period	118,687	110,856
Prior years	107	(180)
Total net losses and loss adjustment expenses	118,794	110,676

Foreign exchange losses (gains)	(1,876)	(26,015)

Net paid losses and loss adjustment expenses relating to losses occurring in:
Current period	(12,953)	(10,585)
Prior years	(58,526)	(62,585)
Total paid losses and loss adjustment expenses	(71,479)	(73,170)

Net reserve for losses and loss adjustment expenses at end of period	1,295,120	1,109,570
Unpaid losses and loss adjustment expenses recoverable	273,123	190,679
Gross reserve for losses and loss adjustment expenses at end of period	$1,568,243	$1,300,249
During the three months ended March 31, 2021, the Company recorded net unfavorable development on prior year loss reserves of $0.1 million. Net unfavorable development was experienced on insurance programs and coinsurance losses of $3.1 million and property catastrophe reinsurance losses of $2.1 million, offset by favorable development on casualty reinsurance losses of $2.9 million and other specialty reinsurance losses of $2.2 million.
During the three months ended March 31, 2020, the Company recorded net favorable development on prior year loss reserves of $0.2 million. Net favorable development was experienced on casualty reinsurance losses of $4.0 million, property catastrophe reinsurance losses of $0.5 million and other specialty reinsurance losses $0.1 million, offset by unfavorable development on insurance programs and coinsurance losses of $4.4 million.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

6. Allowance for expected credit losses
Premiums Receivable
The following table presents the balances of premiums receivable, net of the allowance for expected credit losses, at March 31, 2021 and December 31, 2020, and changes in the allowance for expected credit losses for the three months ended March 31, 2021 and the twelve months ended December 31, 2020.

	At and For the Three Months Ended March 31, 2021		At and For the Twelve Months Ended December 31, 2020
	Premiums Receivable, Net of Allowance	Allowance for Expected Credit Losses	Premiums Receivable, Net of Allowance	Allowance for Expected Credit Losses
	($ in thousands)
Balance at beginning of period	$224,377	$156	$273,657	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		—		156
Current period change for expected credit losses		—		—
Write-offs charged against the allowance		—		—
Balance at end of period	$252,523	$156	$224,377	$156
Reinsurance Recoverables
The following table presents the balances of reinsurance recoverables, net of the allowance for expected credit losses, at March 31, 2021 and December 31, 2020, and changes in the allowance for expected credit losses for the three months ended March 31, 2021 and the twelve months ended December 31, 2020.

	At and For the Three Months Ended March 31, 2021		At and For the Twelve Months Ended December 31, 2020
	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses	Reinsurance Recoverables, Net of Allowance	Allowance for Expected Credit Losses
	($ in thousands)
Balance at beginning of period	$286,590	$305	$170,974	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2020		—		297
Current period change for expected credit losses		2		8
Write-offs charged against the allowance		—		—
Balance at end of period (1)	$291,485	$307	$286,590	$305
(1) As at March 31, 2021 and December 31, 2020, the allowance for credit losses is gross of deferred tax of $25 thousand.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

7. Investment information
Available for Sale Investments
The following tables summarize the fair value of the Company’s securities classified as available for sale as of March 31, 2021 and December 31, 2020:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	($ in thousands)
March 31, 2021
Fixed maturities:
Corporate bonds	$197,849	$4,829	$(1,287)	$(395)	$200,996
U.S. government and government agency bonds	164,898	755	(243)	—	165,410
Non-U.S. government and government agency bonds	152,527	9,012	(875)	(207)	160,457
Asset-backed securities	83,515	779	(864)	—	83,430
Mortgage-backed securities	15,579	1	(259)	(6)	15,315
Municipal government and government agency bonds	1,686	93	—	—	1,779
Total investments, available for sale	$616,054	$15,469	$(3,528)	$(608)	$627,387

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	($ in thousands)
December 31, 2020
Fixed maturities:
U.S. government and government agency bonds	$201,114	$1,122	$(22)	$—	$202,214
Corporate bonds	188,473	9,176	(456)	(196)	196,997
Non-U.S. government and government agency bonds	146,594	10,837	(102)	—	157,329
Asset-backed securities	82,803	536	(3,081)	—	80,258
Mortgage-backed securities	17,405	5	(747)	—	16,663
Municipal government and government agency bonds	1,686	102	—	—	1,788
Total investments, available for sale	$638,075	$21,778	$(4,408)	$(196)	$655,249

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table summarizes, for all available for sale securities in an unrealized loss position, the fair value and gross unrealized losses by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2021	($ in thousands)
Fixed maturities:
U.S. government and government agency bonds	$89,559	$(243)	$—	$—	$89,559	$(243)
Corporate bonds	59,919	(1,386)	5,540	(296)	65,459	(1,682)
Asset-backed securities	12,330	(133)	35,767	(731)	48,097	(864)
Non-U.S. government and government agency bonds	39,805	(1,082)	—	—	39,805	(1,082)
Mortgage-backed securities	1,515	(3)	12,719	(262)	14,234	(265)
Total	$203,128	$(2,847)	$54,026	$(1,289)	$257,154	$(4,136)
December 31, 2020
Fixed maturities:
Asset-backed securities	$48,790	$(2,538)	$16,730	$(543)	$65,520	$(3,081)
Corporate bonds	19,862	(652)	—	—	19,862	(652)
Mortgage-backed securities	13,194	(671)	2,909	(76)	16,103	(747)
U.S. government and government agency bonds	15,492	(22)	—	—	15,492	(22)
Non-U.S. government and government agency bonds	14,296	(102)	—	—	14,296	(102)
Total	$111,634	$(3,985)	$19,639	$(619)	$131,273	$(4,604)
At March 31, 2021, 68 positions out of a total of 140 positions were in an unrealized loss position. The unrealized loss position decreased during the three-month period from $4.6 million to $4.1 million. The reduction in the unrealized loss position can be attributed to overall market improvements, which primarily benefited asset-backed and mortgage-backed securities during the period. This was partially offset by a rise in yields, which negatively impacted corporate bonds and non-U.S. government bonds. The Company believes that such securities were temporarily impaired at March 31, 2021.
At December 31, 2020, 47 positions out of a total of 144 positions were in an unrealized loss position. The decrease in value can be attributed to the market movements resulting from the COVID-19 global pandemic, which primarily impacted the asset-backed securities during the year. The Company believes that such securities were temporarily impaired at December 31, 2020.
Allowance for expected credit losses
The allowance for expected credit losses on available for sale securities was $0.6 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively. The Company recognized changes in the allowance of $0.4 million, $0.6 million and $0.2 million for the three months ended March 31, 2021 and 2020 and the twelve months ended December 31, 2020, respectively. There were no write-offs charged against the allowance for the three months ended March 31, 2021 and 2020, or for the twelve months ended December 31, 2020. The change in allowance is recognized in “realized and unrealized gains (losses) on investments” in the Company’s consolidated statements

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

of income (loss). There were no impairments of securities which the Company intends to sell or more likely than not will be required to sell.
The amortized cost and fair value of our fixed maturities classified as available for sale, summarized by contractual maturity as of March 31, 2021 and December 31, 2020 are shown in the following tables.

	March 31, 2021
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$17,435	$17,906	2.9%
Due after one year through five years	351,930	360,593	57.5%
Due after five years through ten years	133,455	136,440	21.7%
Due after ten years	14,140	13,703	2.2%
Asset-backed securities	83,515	83,430	13.3%
Mortgage-backed securities	15,579	15,315	2.4%
Total investments, available for sale	$616,054	$627,387	100.0%

	December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$27,469	$28,336	4.3%
Due after one year through five years	367,343	378,427	57.8%
Due after five years through ten years	123,253	132,165	20.2%
Due after ten years	19,802	19,400	3.0%
Asset-backed securities	82,803	80,258	12.2%
Mortgage-backed securities	17,405	16,663	2.5%
Total investments, available for sale	$638,075	$655,249	100.0%

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Fair Value Option and Fair Value Through Net Income
The following tables summarize the fair value of the Company’s securities held as of March 31, 2021 and December 31, 2020, classified as fair value through net income or for which the fair value option was elected:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
March 31, 2021
Term loan investments	$815,305	$11,286	$(36,405)	$790,186
Fixed maturities:
Corporate bonds	394,828	15,675	(7,115)	403,388
Asset-backed securities	150,365	2,436	(18,276)	134,525
Non-U.S. government and government agency bonds	1,419	82	—	1,501
U.S. government and government agency bonds	266	7	—	273
Short-term investments	477,084	6,517	(1)	483,600
Equities	49,045	23,079	(4,829)	67,295
Investments, fair value option	$1,888,312	$59,082	$(66,626)	$1,880,768
Fair Value Through Net Income:
Equities, fair value through net income	$72,866	$6,856	$(15,964)	$63,758

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
December 31, 2020
Term loan investments	$890,996	$7,948	$(47,405)	$851,539
Fixed maturities:
Corporate bonds	313,212	17,772	(18,114)	312,870
Asset-backed securities	162,644	2,154	(24,290)	140,508
Non-U.S. government and government agency bonds	1,425	85	—	1,510
U.S. government and government agency bonds	267	7	—	274
Short-term investments	412,762	5,928	—	418,690
Equities	49,044	20,855	(4,905)	64,994
Investments, fair value option	$1,830,350	$54,749	$(94,714)	$1,790,385
Fair Value Through Net Income:
Equities, fair value through net income	$74,258	$5,126	$(26,177)	$53,207

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The amortized cost and fair value of our term loans, fixed maturities and short-term investments, excluding securities classified as available for sale, summarized by contractual maturity as of March 31, 2021 and December 31, 2020 are shown in the following tables.

	March 31, 2021
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$498,680	$505,474	27.9%
Due after one year through five years	731,977	718,449	39.6%
Due after five years through ten years	440,795	438,017	24.2%
Due after ten years	17,450	17,008	0.9%
Asset-backed securities	150,365	134,525	7.4%
Total	$1,839,267	$1,813,473	100.0%

	December 31, 2020
	Amortized Cost	Estimated Fair Value	% of Fair Value
	($ in thousands)
Due in one year or less	$435,818	$440,003	25.5%
Due after one year through five years	833,722	809,119	46.9%
Due after five years through ten years	340,164	327,184	19.0%
Due after ten years	8,958	8,577	0.5%
Asset-backed securities	162,644	140,508	8.1%
Total	$1,781,306	$1,725,391	100.0%
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The tables below summarize the credit quality of our total investments as of March 31, 2021 and December 31, 2020, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, Kroll Bond Rating Agency, or KBRA, or DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
March 31, 2021	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	Not Rated
	($ in thousands)
Term loan investments	$790,186	$—	$—	$—	$11,564	$34,507	$518,654	$174,552	$4,144	$1,283	$45,482
Fixed maturities:
Corporate bonds	604,384	—	18,674	92,658	92,145	68,227	252,327	52,415	9,765	—	18,173
U.S. government and government agency bonds	165,683	—	165,683	—	—	—	—	—	—	—	—
Asset-backed securities	217,955	—	609	7,431	136,415	33,536	9,085	5,770	262	—	24,847
Mortgage-backed securities	15,315	—	—	1,516	13,799	—	—	—	—	—	—
Non-U.S. government and government agency bonds	161,958	—	161,958	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	1,779	782	588	409	—	—	—	—	—	—	—
Total fixed income instruments	1,957,260	782	347,512	102,014	253,923	136,270	780,066	232,737	14,171	1,283	88,502
Short-term investments	483,600	143,441	187,807	99,140	49,494	—	3,163	555	—	—	—
Total fixed income instruments and short-term investments	2,440,860	144,223	535,319	201,154	303,417	136,270	783,229	233,292	14,171	1,283	88,502
Equities	131,053
Total	$2,571,913	$144,223	$535,319	$201,154	$303,417	$136,270	$783,229	$233,292	$14,171	$1,283	$88,502
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
Net investment income (loss)
The components of net investment income (loss) for the three months ended March 31, 2021 and 2020 were derived from the following sources:

	Three Months Ended March 31, 2021
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
	($ in thousands)
Net investment income (loss) by asset class:
Term loan investments	$13,505	$14,338	$1,398	$29,241
Fixed maturities - Fair value option	9,768	16,317	5,623	31,708
Fixed maturities - Available for sale (1)	2,478	—	499	2,977
Short-term investments	47	38	(75)	10
Equities	—	2,300	—	2,300
Equities, fair value through net income (2)	—	10,063	(6,646)	3,417
Other (3)	—	1,415	903	2,318
Investment management fees - related parties	(4,487)	—	—	(4,487)
Borrowing and miscellaneous other investment expenses	(2,354)	—	—	(2,354)
Investment performance fees - related parties	—	—	—	(6,016)
	$18,957	$44,471	$1,702	$59,114
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $1.2 million and $0.7 million, respectively. Realized losses include an allowance for expected credit losses on available for sale securities of $0.4 million for the three months ended March 31, 2021.
(2) Net interest income includes dividends for securities held in long and short positions.
(3) Other includes unrealized gains and unrealized losses for total return swaps.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Three Months Ended March 31, 2020
	Net Interest Income	Net Unrealized Gains (Losses)	Net Realized Gains (Losses)	Net Investment Income (Loss)
	($ in thousands)
Net investment income (loss) by asset class:
Term loan investments	$21,018	$(155,233)	$(8,145)	$(142,360)
Fixed maturities - Fair value option	9,068	(89,675)	(1,244)	(81,851)
Fixed maturities - Available for sale (1)	4,660	—	2,180	6,840
Short-term investments	1,850	(3,440)	87	(1,503)
Equities	—	76	(39)	37
Equities, fair value through net income	377	(12,275)	868	(11,030)
Other investments	851	220	—	1,071
Other (2)	—	(25,129)	1,247	(23,882)
Investment management fees - related parties	(4,352)	—	—	(4,352)
Borrowing and miscellaneous other investment expenses	(5,669)	—	—	(5,669)
	$27,803	$(285,456)	$(5,046)	$(262,699)
(1) Net realized gains (losses) from the fixed maturities available for sale portfolio consists of realized gains and realized losses of $3.3 million and $1.1 million, respectively. Realized losses include an allowance for expected credit losses on available for sale securities of $0.6 million for the three months ended March 31, 2020.
(2) Other includes unrealized gains and unrealized losses for total return swaps.
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
At March 31, 2021 and December 31, 2020, the Company held $2.0 billion in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize the Company’s secured credit facilities and investment derivatives. Included within total pledged assets, the Company held $7.7 million and $7.8 million, respectively, in deposits with U.S. regulatory authorities.
Non-cash investing activities
During the first quarter of 2021, $15.3 million of investments were converted or exchanged in non-cash transactions from fixed maturities or listed common stock equity positions to fixed maturities or unlisted common stock equity positions, as presented on the consolidated statements of cash flows.
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
Of the $2.5 billion of net financial assets and liabilities measured at fair value at March 31, 2021, approximately $137.3 million, or 5.4%, were priced using non-binding broker-dealer quotes or modeled valuations. Of the $2.5 billion of net financial assets and liabilities measured at fair value at December 31, 2020, approximately $142.5 million, or 5.8%, were priced using non-binding broker-dealer quotes or modeled valuations.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following tables present the Company’s financial assets and liabilities measured at fair value by level as of March 31, 2021 and December 31, 2020:

		Fair Value Measurement Using:
March 31, 2021	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	($ in thousands)
Assets measured at fair value:
Term loans	$790,186	$—	$746,790	$43,396
Fixed maturities:
Corporate bonds	604,384	—	603,395	989
U.S. government and government agency bonds	165,683	165,574	109	—
Asset-backed securities	217,955	—	217,955	—
Mortgage-backed securities	15,315	—	15,315	—
Non-U.S. government and government agency bonds	161,958	—	161,958	—
Municipal government and government agency bonds	1,779	—	1,779	—
Short-term investments	483,600	479,880	3,720	—
Equities	131,053	14,943	8,491	107,619
Other underwriting derivative assets	31	—	31	—
Investment derivative assets (1)	840	—	840	—
Total assets measured at fair value	$2,572,784	$660,397	$1,760,383	$152,004

Other underwriting derivative liabilities	$—	$—	$—	$—
Investment derivative liabilities (1)	176	—	176	—
Payable for securities sold short:
U.S. government and government agency bonds	21,664	21,664	—	—
Corporate bonds	12,433	—	12,433	—
Equities	492	—	492	—
Total liabilities measured at fair value	$34,765	$21,664	$13,101	$—
(1) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in “other assets” and “other liabilities” in the consolidated balance sheets as of March 31, 2021.

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
(1) Investment derivative assets and liabilities represent the fair value of total return swaps, which are recorded in “other assets” and “other liabilities,” respectively, in the consolidated balance sheets as of December 31, 2020.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following tables present a reconciliation of the beginning and ending balances for all the financial assets measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Ending Balance
	($ in thousands)
Term loans	$49,879	$(6,786)	$303	$43,396
Corporate bonds	985	—	4	989
Equities	104,552	—	3,067	107,619
Total	$155,416	$(6,786)	$3,374	$152,004

Three Months Ended March 31, 2020	Beginning Balance	Net Purchases (Sales)(1)	Net Unrealized Gains (Losses)(2)	Ending Balance
	($ in thousands)
Term loans	$36,048	$(74)	$(29)	$35,945
Corporate bonds	933	32	—	965
Equities	108,591	3,277	(1,778)	110,090
Total	$145,572	$3,235	$(1,807)	$147,000
(1) For the three months ended March 31, 2021, the net purchases (sales) consisted of calls and redemptions of $6.8 million of term loans. For the three months ended March 31, 2020, the net purchases (sales) consisted of purchases of $3.3 million of equities and $32.0 thousand of corporate bonds, partially offset by calls and redemptions of $74.0 thousand of term loans.
(2) Realized and unrealized gains or losses on Level 3 investments are included in “realized and unrealized gain (loss) on investments” in the Company’s consolidated statements of income (loss).
Financial instruments disclosed, but not carried, at fair value
The Company uses various financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accrued investment income, receivable for securities sold, certain other assets, payable for securities purchased and certain other liabilities approximated their fair values at March 31, 2021 and December 31, 2020 due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.
At March 31, 2021, the Company’s 6.5% senior notes were carried at cost, net of debt issuance costs, of $172.8 million and had a fair value of $189.3 million. The fair value of the senior notes was obtained from a third-party pricing service and was based on observable market inputs. As such, the fair values of the senior notes are classified within Level 2.
Fair value measurements on a non-recurring basis
The Company measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company uses a variety of techniques, such as discounted expected future cash flows, to determine the fair value of these assets when appropriate. There were no such triggering events or changes in circumstances as of March 31, 2021 and December 31, 2020. There were no additional assets measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020.
Intangible Assets
The Company tests intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. When the Company determines intangible assets may be impaired, the Company uses techniques including discounted expected future cash

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

flows, to measure fair value. There were no such triggering events or changes in circumstances as of March 31, 2021 and December 31, 2020.
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
As of March 31, 2021 and December 31, 2020, the Company posted $7.8 million and $9.2 million, respectively, in assets as collateral. These assets are included in “fixed maturities,” which are recorded at fair value in the Company’s consolidated balance sheets.
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
The Company began investing in total return swaps (“swaps”) during 2018, through a Master Confirmation of Total Return Swap Transactions agreement, and recognizes the swap derivatives at fair value. The derivative assets and derivative liabilities relating to these transactions are included in “other assets” and “other liabilities,” respectively, in the Company’s consolidated balance sheets. At March 31, 2021 and December 31, 2020, the Company had collateral funds held by the counterparty of $67.7 million and $67.1 million, respectively, included in “short-term investments” in the Company’s consolidated balance sheets.
The fair value of such options and swaps are based on observable inputs and classified in Level 2 of the valuation hierarchy. Realized and unrealized gains and losses from investment derivatives are included in “realized and unrealized gains (losses) on investments” in the Company’s consolidated statements of income (loss).
The Company did not hold any derivatives designated as hedging instruments at March 31, 2021 and December 31, 2020.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The following table summarizes information on the fair values and notional amount of the Company’s derivative instruments at March 31, 2021 and December 31, 2020:

	Estimated Fair Value
	Asset Derivatives	Liability Derivatives	Net Derivatives	Notional Amount (1)
	($ in thousands)
March 31, 2021
Other underwriting derivatives	$31	$—	$31	$33,116
Options	1,444	492	952	497,190
Total return swaps	840	176	664	112,182
Total	$2,315	$668	$1,647	$642,488

December 31, 2020
Other underwriting derivatives	$25	$—	$25	$39,165
Options (2)	796	296	500	491,803
Total return swaps	255	1,117	(862)	113,852
Total	$1,076	$1,413	$(337)	$644,820
(1) The notional amount represents the absolute value of all outstanding contracts, consisting of long and short positions. As of March 31, 2021, the notional value of the long and short option positions were $248.9 million and $248.3 million, respectively. As of December 31, 2020, the notional value of the long and short option positions were $309.0 million and $182.8 million, respectively.
(2) The notional amount as at December 31, 2020 has been revised, which is not considered material to the previously issued consolidated financial statements.
The realized and unrealized gains and losses on the Company’s derivative instruments are reflected in the consolidated statements of income (loss), as summarized in the following table:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Underwriting derivatives:
Other underwriting income (loss)	$411	$133
Investment derivatives:
Net realized and unrealized gains (losses):
Options	(2,386)	1,081
Total return swaps	2,318	(23,882)

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

10. Earnings per common share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2021	2020
	($ in thousands except share and per share data)
Numerator:
Net income (loss) before preference dividends	$41,925	$(266,608)
Preference dividends	(1,038)	(1,171)
Net income (loss) available to common shareholders	40,887	(267,779)

Denominator:
Weighted average common shares outstanding - basic	19,892,886	19,951,932
Effect of dilutive common share equivalents:
Weighted average non-vested restricted share units (1)(2)	63,237	—
Weighted average common shares outstanding - diluted (3)	19,956,123	19,951,932

Earnings (loss) per common share:
Basic	$2.06	$(13.42)
Diluted	$2.05	$(13.42)
(1) The Company granted restricted share units to certain employees and directors. Non-vested restricted share units as of March 31, 2021 and March 31, 2020, were 95,302 and 131,276, respectively.
(2) The weighted average non-vested restricted share units of 13,727 are excluded from the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2020, due to a net loss reported. Refer to Note 17, “Share transactions” for further details.
(3) Warrants held by Arch and HPS were not included in the computation of diluted earnings because the exercise price of the warrants exceeded the market price of the common shares during the period and the exercise of the warrants would have been anti-dilutive. These warrants were not exercised and expired on March 25, 2020.
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
WICE is incorporated under the laws of Gibraltar and regulated by the Gibraltar Financial Services Commission (the “FSC”) under the Financial Services (Insurance Company) Act (the “Gibraltar Act”). In addition to its operations in Gibraltar, WICE operates a branch in Romania. The Romanian branch ceased accepting new business from September 1, 2020. The current rates of tax on applicable profits in Gibraltar and Romania are 10% and 16%, respectively. The open tax years that are potentially subject to examination are 2019 through 2021 in Gibraltar and 2018 through 2021 in Romania.
Watford Holdings (U.K.) Limited is incorporated in the United Kingdom and is subject to U.K. corporate income tax. The current U.K. corporate income tax rate is 19%. The open tax years that are potentially subject to examination by U.K. tax authorities are 2019 through 2021.
Watford Holdings (U.S.) Inc. is incorporated in the United States and files a consolidated U.S. federal tax return with its subsidiaries, WSIC, WIC and Watford Services Inc. The U.S. federal tax rate is 21%.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The open tax years that are potentially subject to examination by U.S. tax authorities are 2017 through 2021.
The Company provides a valuation allowance to reduce certain deferred tax assets to an amount which management expects to more likely than not be realized. As of March 31, 2021 and December 31, 2020, the Company’s valuation allowance was $1.7 million and $1.5 million, respectively. After consideration of the valuation allowance, the Company had net deferred tax assets of $0.4 million as of March 31, 2021 and December 31, 2020.
After taking into account the impact of the change in the valuation allowance, the Company recognized income tax expense of $8 thousand and $Nil, respectively, in the consolidated statements of income (loss) during the three months ended March 31, 2021 and 2020.
The Company recognizes a tax benefit where it concludes that it is more likely than not that the tax benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. The Company records interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of both March 31, 2021 and December 31, 2020, the Company’s total unrecognized tax benefits, including interest and penalties, were $Nil.
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
ACGL and affiliates
At March 31, 2021, ARL held approximately 10.2% of the Company’s common equity. Affiliates of ACGL held approximately 6.6% of the Company’s preference shares and $35 million in aggregate principal amount of the Company’s 6.5% senior notes due July 2, 2029.
Certain directors, executive officers and management of ACGL own common and preference shares of the Company.
The related balances presented in the consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Consolidated statements of income (loss) items:
Interest expense	$582	$582
Preference dividends	69	78

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Merger Agreement and Arch Voting Agreement
On October 9, 2020, the Company entered into an Agreement and Plan of Merger with ACGL and Greysbridge Ltd., a Bermuda exempted company limited by shares and wholly-owned subsidiary of ACGL (“Merger Sub”). On November 2, 2020, the Company entered into an amendment to the merger agreement with ACGL and Merger Sub (the original merger agreement as so amended, the “Merger Agreement”) and ACGL assigned its rights under the Merger Agreement to Greysbridge Holdings Ltd. (“HoldCo”), a newly formed Bermuda exempted company limited by shares, of which ACGL will own approximately 40% and funds managed by Warburg Pincus LLC and Kelso & Company will each own approximately 30%. Pursuant to the merger agreement, as amended, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of HoldCo, and each holder of the Company’s common shares receiving consideration of $35.00 per common share and each issued and outstanding preference share of the Company remaining outstanding as a preference share of the surviving company and entitled to the same dividend and other relative rights, preferences, limitations and restrictions as are now provided to the preference shares. Refer to Note 13, “Commitments and contingencies” for additional information.
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
On February 16, 2021, ARL sold an aggregate of 230,400 common shares to affiliates of Kelso & Company (“Kelso”) and 230,400 common shares to an affiliate of Warburg Pincus LLC (“Warburg Pincus”), in each case, at a purchase price of $34.66 per common share, which was the then current market price of the common shares, based on the closing sale price of the common shares on the Nasdaq Global Select Market on February 12, 2021 (such sales collectively, the “Arch Sales”). Subsequent to the Arch Sales, ARL held approximately 10.3% of the Company's outstanding common shares, a decrease from 12.6% as of December 31, 2020. In connection with the Arch Sales, on February 16, 2021, the Company entered into a waiver to the Arch Voting Agreement with ARL and Gulf Reinsurance Ltd. in order to permit the Arch Sales to Kelso and Warburg Pincus.
The Company also entered into voting and support Agreements with Kelso and Warburg Pincus, which are substantially similar to the Arch Voting Agreement and pursuant to which the parties agreed, among other things, to vote any common shares or preference shares owned by them (i) in favor of the adoption of the Merger Agreement and (ii) against any proposal or action that would reasonably be expected to impede or adversely affect in any material respect the merger or any of the other transactions contemplated by the Merger Agreement. Shareholder approval was obtained on March 30, 2021 at the Company's special general meeting.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

In return for their services, AUL and AUI receive fees from the Companies, including an underwriting fee and profit commission, as well as reimbursement for the services of the Designated Employees and reimbursements for an allocated portion of the expenses related to seconded employees, plus other expenses incurred on behalf of the Company. A profit commission is earned for each underwriting year where the performance meets defined thresholds within the service agreements.
The related AUL and AUI fees and reimbursements incurred in the consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Consolidated statements of income (loss) items:
Acquisition expenses (1)	$7,813	$6,563
General and administrative expenses	1,027	988
Total	$8,840	$7,551
(1) For the three months ended March 31, 2021 and 2020, the Company incurred profit commission fees due to Arch of $0.8 million and $Nil, respectively, included within acquisition expenses above.
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
The related consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Consolidated statements of income (loss) items:
Gross premiums written	$72,376	$81,348
Net premiums earned	57,461	58,785
Losses and loss adjustment expenses	45,194	46,541
Acquisition expenses (1)	14,876	13,853
(1) Acquisition expenses relating to the ACGL inward quota share agreements referred to above. For the three months ended March 31, 2021 and 2020, the Company incurred ceding fees to Arch, in aggregate, of $4.2 million and $4.0 million, respectively, under these inward retrocession agreements.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

The related consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020 for the outward retrocession transactions were as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Consolidated statements of income (loss) items:
Gross premiums ceded	$(24,555)	$(19,828)
Net premiums earned	(23,676)	(19,788)
Losses and loss adjustment expenses	(17,810)	(15,815)
Acquisition expenses (1)	(5,245)	(4,537)
(1) Acquisition expenses relating to the ACGL outward quota share agreements referred to above.
The related consolidated balance sheet account balances as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
	($ in thousands)
Consolidated balance sheet items:
Total investments	$734,218	$744,998
Premiums receivable	106,211	84,155
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	134,839	126,294
Prepaid reinsurance premiums	65,084	64,074
Deferred acquisition costs, net	17,978	19,010
Funds held by reinsurers	29,681	31,639
Other assets - prepaid expenses	4,052	3,991
Reserve for losses and loss adjustment expenses	701,586	712,478
Unearned premiums	124,623	113,724
Losses payable	37,419	54,028
Reinsurance balances payable	49,270	41,812
Senior notes	34,551	34,538
Amounts due to affiliates	4,516	7,708
Other liabilities - contingent commissions	5,190	4,416
Contingently redeemable preference shares	3,470	3,468
AIM
Watford Re, WSIC, WICE and WIC entered into investment management agreements with AIM pursuant to which AIM manages a portion of the Company’s investment grade portfolio. Each of the Watford Re, WICE, WSIC and WIC investment management agreements with AIM has a one-year term, with the terms ending annually on March 31, July 31, January 31 and July 31, respectively. The terms will continue to renew for successive one-year periods; provided, however, that either party may terminate any of the investment management agreements with AIM at any time upon 45 days prior written notice. To date, there has been no such notice filed under such agreements.
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
The related consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Consolidated statements of income (loss) items:
Investment management fees - related parties	$228	$253
Enstar Group Limited Voting Agreement
At March 31, 2021, Cavello Bay Reinsurance Limited (“Cavello Bay”), a wholly-owned subsidiary of Enstar Group Limited (“Enstar”), held 1,815,858 common shares, or 9.1% of the Company’s outstanding common shares. On November 2, 2020, Enstar, Cavello Bay, ACGL and the Company entered into a voting and support agreement pursuant to which Cavello Bay committed to vote all of its shares in favor of the merger. Shareholder approval was obtained on March 30, 2021 at the Company’s special general meeting.
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
The related consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020, and consolidated balance sheet account balances for HPS management fees and performance fees as of March 31, 2021 and December 31, 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Consolidated statements of income (loss) items:
Investment management fees - related parties	$4,259	$4,099
Investment performance fees - related parties	6,016	—
	$10,275	$4,099

	March 31,	December 31,
	2021	2020
	($ in thousands)
Consolidated balance sheet items:
Investment management and performance fees payable	$12,012	$21,641
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
The table below provides the aggregate fees the Company paid to Artex under the insurance management services agreement for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Fees paid to Artex under insurance management services agreement	$138	$86
For the three months ended March 31, 2021 and 2020, the Company paid no fees to Arch under this insurance management services agreement.
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
The Company’s reinsurance recoverables, and prepaid reinsurance premiums, net of reinsurance balances payable, resulting from reinsurance agreements entered into with ARL and ARC as of March 31, 2021 and December 31, 2020 amounted to $150.7 million and $148.6 million, respectively. ARL and ARC have “A+” credit ratings from A.M. Best.
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
The Company’s investment portfolios are managed in accordance with investment guidelines that include standards of diversification, which limit the allowable holdings of any single issuer. There were no investments in any entity in excess of 10% of the Company’s shareholders’ equity at March 31, 2021 and December 31, 2020, other than cash and cash equivalents held in operating and investment accounts with financial institutions with credit ratings between “A” and “AA-.”
Lloyds letter of credit facility
On May 15, 2020, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2021. Under the renewed Lloyds Facility, the Company may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which the Company was in compliance at March 31, 2021 and December 31, 2020. At such dates, the Company had $49.5 million and $47.9 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in the Company’s consolidated balance sheets.
Unsecured letter of credit facility
On September 17, 2020, Watford Re renewed and amended its 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount was reduced from $100.0 million to $50.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from the Company as

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of the Company’s business and the loss experience of such business. The Unsecured Facility requires the maintenance of certain covenants, as well as the making of certain representations and warranties that are customary for facilities of this type. At March 31, 2021 and December 31, 2020, the Company had $48.1 million and $49.9 million, respectively, in outstanding letters of credit issued from the Unsecured Facility, and was in compliance with all covenants contained in the Unsecured Facility requirements.
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
In addition, the Secured Facility allows for Watford Re to issue up to $220.0 million, reduced from $400.0 million as of August 27, 2020, and from $320.0 million as of November 9, 2020, in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which the Company has entered into reinsurance arrangements. At March 31, 2021, Watford Re had $155.7 million and $28.2 million in borrowings and outstanding letters of credit, respectively. At December 31, 2020, Watford Re had $155.7 million and $28.2 million in borrowings and outstanding letters of credit, respectively. At March 31, 2021 and December 31, 2020, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facilities
As of March 31, 2021 and December 31, 2020, Watford Re had $94.9 million and $56.0 million, respectively, in borrowings from its custodian banks to purchase investment securities. As of March 31, 2021, the total borrowed amount of $94.9 million included 4.8 million Euros, or EUR, (U.S. dollar equivalent of $5.7 million) to purchase EUR-denominated securities. The Company pays interest based on LIBOR or the Overnight Bank Funding Rate (“OBFR”), plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the non-U.S. dollar-denominated borrowed funds is included as a component of “net foreign exchange gains (losses)” included in the Company’s consolidated statements of income (loss).
The custodian banks require the Company to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At March 31, 2021 and December 31, 2020, the Company was required to hold $167.9 million and $96.3 million, respectively, in such deposits and investment accounts.
Investment commitments
As of March 31, 2021 and December 31, 2020, the Company had unfunded commitments of $1.7 million and $3.9 million, respectively, relating to term loans within its investment portfolios.
Acquisition commitments
In 2020, the Company entered into an agreement to acquire Axeria IARD, a property and casualty insurance company based in France. The Company committed to acquiring 100% of the capital stock of Axeria IARD from the APRIL group. The transaction was completed on April 9, 2021. Refer to Note 19, “Subsequent events” for more information.

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
Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of HoldCo (the “Merger”). At the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $35.00 in cash for each common share they own. The Company's preference shares will remain outstanding following the effective time of the Merger and will be entitled to the same dividend and other rights and preferences as are now provided to the preference shares. The Merger is expected to close in the first half of 2021, subject to customary closing conditions, including regulatory approval. Shareholder approval was obtained on March 30, 2021 at the Company's special general meeting.
If the Merger Agreement is terminated under specified circumstances, including if: (i) Watford terminates prior to receipt of shareholder approval in order to enter into a definitive written agreement providing for a superior proposal, or (ii) HoldCo terminates prior to the shareholders meeting to approve the Merger Agreement and after the Company’s board has acted in a way that constitutes an adverse recommendation change, the Company will be required to pay HoldCo a termination fee of $28.1 million.
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

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Lease cost:
Operating lease	$64	$62
Other information on operating lease:
Cash payments included in the measurement of lease liability reported in operating cash flows	71	71
Right-of-use assets (1)	654	908
Operating lease liability (2)	654	908
Weighted average discount rate	3.9%	3.9%
Weighted average remaining lease term in years	2.5 years	3.5 years
(1) Included in “other assets” on the Company’s consolidated balance sheet.
(2) Included in “other liabilities” on the Company’s consolidated balance sheet.
The following tables present the contractual maturity of the Company’s lease liability:

	March 31, 2021	December 31, 2020
	($ in thousands)
Remainder of 2021	212	283
2022	283	283
2023	189	189
Total undiscounted lease payments	684	755
Less: present value adjustment	(30)	(36)
Operating lease liability	654	719
15. Senior notes
The Company’s 6.5% senior notes due July 2, 2029 are the Parent’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of the Parent that are unsecured and unsubordinated. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020. The senior notes may be redeemed by the Company at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to the Bermuda Monetary Authority (“BMA”) requirements. After July 2, 2024, the senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements. The indenture governing the senior notes contains certain customary covenants, including those related to the punctual payment of interest and principal amounts due. The Company was in compliance with such covenants at March 31, 2021 and December 31, 2020.
As of March 31, 2021, the carrying amount of the senior notes was $172.8 million, presented net of unamortized debt issuance costs of $2.2 million. As of December 31, 2020, the carrying amount of the senior notes was $172.7 million, presented net of unamortized debt issuance costs of $2.3 million.
16. Contingently redeemable preference shares
The Company has 2,145,202 8½% Cumulative Redeemable Preference Shares (the “preference shares”) outstanding with a par value of $0.01 per share and a liquidation preference of $25.00 per share. Holders of the preference shares are entitled to receive, if declared by the board of directors, quarterly cash dividends on the last day of March, June, September and December of each year.

WATFORD HOLDINGS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollars in thousands, except share data)

Dividends on the preference shares accrue from (and including) June 30, 2019 (the “Floating Rate Period”), at a floating rate per annum (the “Floating Rate”) equal to three-month U.S. dollar LIBOR plus a margin of 667.85 basis points; provided, that, if, at any time, the three-month U.S. dollar LIBOR shall be less than 1%, then the three-month U.S. dollar LIBOR for purposes of calculating the Floating Rate at the time of such calculation shall be 1%. The preference shares may be redeemed by the Company on or after June 30, 2019 or at the option of the preference shareholders at any time on or after June 30, 2034 at the liquidation price of $25.00 per share. Because the redemption features are not solely within the control of the Company, the preference shares have been recorded as mezzanine equity on the Company’s consolidated balance sheets in accordance with applicable accounting guidance. Preference share dividends, including the accretion of the discount and issuance costs, are included in “preference dividends” in the Company’s consolidated statements of income (loss).
For the three months ended March 31, 2021 and 2020, dividends paid on the preference shares totaled $1.0 million and $1.1 million, respectively.
The following table presents a reconciliation of the preference shares for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Preference shares:
Balance at the beginning of the period	$52,398	$52,305
Accretion discount and issuance costs on remaining preference shares	23	23
Balance at the end of the period	$52,421	$52,328
17. Share transactions
Share-based compensation
The 2018 Stock Incentive Plan (the “2018 Plan”) provides for the issuance of restricted share units, performance units, restricted shares, performance shares, share options and share appreciation rights and other equity-based awards to the Company’s employees and directors. The 2018 Plan authorizes the issuance of 907,315 common shares and will terminate on March 28, 2029. As of March 31, 2021, 678,437 shares were available for future issuance.
During the first quarter of 2020, the Company granted an aggregate of 63,591 restricted share units and common shares to certain officers, other employees and directors. On the grant date of March 1, 2020, the fair value of the restricted share units and common shares was approximately $23.00 per share. Of the total restricted share units and common shares granted, 14,675 were vested and fully expensed, including 10,870 common shares issued. The remaining 48,916 restricted share units are being amortized over a three-year vesting period, being the requisite service period. During the first quarter of 2021, the Company issued 9,787 common shares related to the restricted share units granted on March 1, 2020. There were no forfeitures or expired awards during the first quarter of 2021 or 2020.
The effect of compensation cost arising from share-based payment awards on the Company’s consolidated statements of income (loss), within “general and administrative expenses”, for the three months ended March 31, 2021 and 2020, was $0.3 million and $0.6 million, respectively, including an accelerated expense recognition for retirement eligible employees.

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
As of March 31, 2021, approximately $47.1 million of unused share repurchase capacity remained available under the current share repurchase program. Since the inception of the share repurchase programs through March 31, 2021, the Company has repurchased a total of 2.9 million shares. At March 31, 2021, the shares are held in treasury, at an aggregate cost of $77.9 million (excluding transaction costs).
Repurchases of the Company’s common shares and other share-based transactions are recorded at cost and result in a reduction of the Company’s shareholders’ equity in its consolidated balance sheets. The Company does not anticipate making any further repurchases under its current share repurchase program as a result of its pending acquisition by HoldCo.
18. Legal proceedings
The Company, in common with the insurance industry in general, is subject to litigation and arbitration in the normal course of its business. Certain lawsuits challenging the Merger have been filed and remained ongoing as of the date of this Report. As of March 31, 2021, the Company was not a party to any other litigation or arbitration, which is expected by management to have a material adverse effect on the Company’s results of operations or financial condition and liquidity.
19. Subsequent events
On April 9, 2021, the Company completed its acquisition of 100% of the capital stock of Axeria IARD, a property and casualty insurance company based in France, from the APRIL Group. The total consideration paid was €45.1 million.

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
Overview
We are a global property and casualty, or P&C, insurance and reinsurance company with approximately $1.2 billion in capital as of March 31, 2021, comprised of $172.8 million of senior notes, $52.4 million of contingently redeemable preference shares and $977.0 million of common shareholders’ equity. Through operations in Bermuda, the United States and Europe, we write insurance and reinsurance on a worldwide basis. Our objective is to deliver attractive returns to shareholders by combining disciplined underwriting with superior investment management. Our strategy combines a diversified, casualty-focused underwriting portfolio, accessed through our multi-year, renewable strategic underwriting management relationship with Arch, with a disciplined investment strategy comprised primarily of non-investment grade corporate credit assets, managed by HPS. In addition, we have a services arrangement with AIM and other Investment Managers to manage our investment grade portfolio.
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
Current outlook
The outbreak of COVID-19 began significantly impacting the U.S. and global markets during the 2020 first quarter and the pandemic has continued to cause unprecedented economic volatility and disruption globally throughout 2020 and 2021. We remain committed to the safety of our employees, including restricting travel and instituting a work from home policy. These actions have helped prevent a major disruption to our operations or our ability to service our clients.
The impact of the COVID-19 global pandemic on the worldwide economy has changed some aspects of our outlook. There could be elevated claims activity in certain lines of business and growth in written premium may be harder to achieve in a recessionary economy. At this time, there continues to be significant uncertainty surrounding the ultimate number of insurance claims and scope of damage resulting from this pandemic. Our estimates across our insurance and reinsurance lines of business are based on currently available information derived from modeling techniques, claims information obtained from our clients and brokers, a review of relevant contracts with potential exposure to the pandemic and estimates of reinsurance recoverables. These estimates include losses related only to claims incurred as of March 31, 2021. Actual losses from these events may vary materially from the estimates due to several factors, including the inherent uncertainties in making such determinations and the evolving nature of this pandemic. In spite of these challenges, we will continue to look for opportunities to find acceptable books of business to underwrite without sacrificing underwriting discipline and will continue to focus on writing medium to long tail business. The severity, duration and long-term impacts of the COVID-19 global pandemic are difficult to predict, but we remain committed to our clients and the markets we serve.
We believe that we are relatively less exposed to COVID-19 global pandemic-related underwriting losses than many industry peers. For example, we have either no, or de minimis, premium writings in life, accident and health, event cancellation, trade credit, travel or pandemic specific coverages that respond directly to COVID-19 global pandemic-related losses. With regard to the potential exposure to business interruption losses, we write a limited amount of commercial property exposure, mainly emanating from our property catastrophe line of business. Our estimated ultimate loss for COVID-19 global pandemic related business interruption losses in our property catastrophe line of business is $5.5 million as of March 31, 2021. We continue to monitor our potential COVID-19 global pandemic exposures across all our lines of business.
We believe that mortgage insurance may potentially be affected by the COVID-19 global pandemic. We write U.S. mortgage risk predominately through a government sponsored enterprise (or “GSE”) credit risk transfer program and have international mortgage exposure through certain reinsurance contracts. Most of our exposure is for mortgages that were originated prior to 2018. Based upon an internal actuarial review, we increased our loss provision in 2020 to account for a potential increase in defaults in our mortgage insurance portfolio.
We believe the casualty lines most likely to be adversely affected by the COVID-19 global pandemic are workers' compensation, professional liability and medical malpractice. To date, we have recognized a nominal IBNR provision in our loss reserves for COVID-19 global pandemic-related casualty losses, as well as reductions in IBNR for certain casualty lines in which COVID-19 induced reductions in economic activity had a corresponding reduction in the frequency of claims.
Conversely, we believe the insurance and reinsurance market environment is showing signs of noticeable price improvement. Primary rates in most casualty lines, apart from workers’ compensation, continue to be strong, albeit, we believe, partly in response to higher perceived social inflation. Property catastrophe reinsurance rates are up meaningfully, retrocession capacity is shrinking, and ceding commissions have reduced modestly on some proportional casualty treaties. We believe the factors supporting a continued favorable pricing environment include the low interest rate environment, multiple years of significant catastrophe events, and signs of weakness in the adequacy of prior period loss reserves for some industry participants.
Against this backdrop and taking into account the proposed Merger, we are selectively growing our business in areas that we believe present attractive opportunities and meet our risk and return criteria. We continue to see good growth opportunities in the insurance market. In particular, our insurance underwriting platforms in the United States and Europe continued their growth in net premiums during in the first quarter of 2021 versus the comparable prior year quarter. Further we seek to grow our footprint in Europe with the acquisition of Axeria IARD.
We also see opportunities on the reinsurance side in general liability, commercial auto liability and other casualty lines. Our current underwriting portfolio has concentrations in general liability, professional liability, multi-line, workers’ compensation and motor product lines through reinsurance of third-party cedants and retrocessions from Arch.

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

The table below shows the key performance indicators for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in thousands, except percentages and per share data)
Key underwriting metrics:
Underwriting income (loss)	$(13,490)	$(6,143)
Combined ratio	109.1%	104.4%
Adjusted underwriting income (loss)	$(10,299)	$(3,014)
Adjusted combined ratio	107.0%	102.2%
Key investment return metrics:
Net interest income	$18,957	$27,803
Net interest income yield on average net assets (1)	0.8%	1.4%
Non-investment grade portfolio (1)	1.1%	1.7%
Investment grade portfolio (1)	0.2%	0.5%
Net investment income (loss)	$59,114	$(262,699)
Net investment income return on average net assets (1)	2.6%	(13.0)%
Non-investment grade portfolio (1)	3.7%	(17.4)%
Investment grade portfolio (1)	0.3%	0.8%
Net investment income return on average total investments (excluding accrued investment income) (2)	2.3%	(10.1)%
Non-investment grade portfolio (2)	3.2%	(14.9)%
Investment grade portfolio (2)	0.3%	0.8%
Key shareholders’ value creation metrics:
Book value per diluted common share (3)	$48.86	$28.21
Growth in book value per diluted share (3)	3.8%	(35.1)%
Annualized return on average equity (4)	17.1%	N.M.
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
(4) Annualized return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. Annualized return on average equity for the three months ended March 31, 2021 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three-month period, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period. Due to the net realized and unrealized losses on investments, the annualized return on average equity calculation is not meaningful for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, the return on average equity was 4.3% and (37.3)%, respectively.

Underwriting income (loss)
Underwriting income (loss) is a non-U.S. GAAP financial measure. We define underwriting income (loss) as net premiums earned less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses. Underwriting income (loss) is one of the ways we evaluate the performance of our underwriting segment, and does not include other underwriting income (loss), net investment income (loss), interest expense, net foreign exchange gains (losses), transaction and other costs, income tax expense (benefit) and preference dividends. Although these items are an integral part of our operations, with the exception of other underwriting income (loss), they are independent of the underwriting process and result, in large part, from general economic and financial market conditions. We include other underwriting income (loss) in our adjusted underwriting income (loss), as described in more detail below. See “-Reconciliation of non-U.S. GAAP financial measures” for a reconciliation of underwriting income to net income (loss) available to common shareholders.
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
Other recent developments
On April 9, 2021, we completed the acquisition of 100% of the capital stock of Axeria IARD, a property and casualty insurance company based in France, from the APRIL Group. The total consideration paid was €45.1 million.

Consolidated results - for the three months ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	% Change	2020
	($ in thousands)
Gross premiums written	$216,523	(7.8)%	$234,902
Gross premiums ceded	(37,212)		(48,202)
Net premiums written	179,311	(4.0)%	186,700
Net premiums earned	147,731	5.5%	140,039
Loss and loss adjustment expenses	(118,794)		(110,676)
Acquisition expenses	(35,135)		(28,367)
General and administrative expenses (1)	(7,292)		(7,139)
Underwriting income (loss) (2)	(13,490)	119.6%	(6,143)
Other underwriting income (loss)	411		133
Interest income	25,798		37,824
Investment management fees - related parties	(4,487)		(4,352)
Borrowing and miscellaneous other investment expenses	(2,354)		(5,669)
Net interest income	18,957		27,803
Realized and unrealized gain (loss) on investments	46,173		(290,502)
Investment performance fees - related parties	(6,016)		—
Net investment income (loss)	59,114	N.M.	(262,699)
Interest expense	(2,912)		(2,912)
Net foreign exchange gains (losses)	(475)		5,013
Transaction costs and other	(715)		—
Income tax (expense) benefit	(8)		—
Net income (loss) before preference dividends	41,925		(266,608)
Preference dividends	(1,038)		(1,171)
Net income (loss) available to common shareholders	$40,887	N.M.	$(267,779)
N.M. - Percentage change is not meaningful.

	Three Months Ended March 31,
	2021	Change	2020
	($ in thousands)
Loss ratio	80.4%	1.4%	79.0%
Acquisition expense ratio	23.8%	3.5%	20.3%
General & administrative expense ratio	4.9%	(0.2)%	5.1%
Combined ratio	109.1%	4.7%	104.4%

Adjusted underwriting income (loss)(2)	$(10,299)		$(3,014)
Adjusted combined ratio (2)	107.0%	4.8%	102.2%
Annualized return on average equity (3)	17.1%		N.M.
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

(3) Annualized return on average equity represents net income (loss) expressed as a percentage of average total shareholders’ equity during the period. Annualized return on average equity for the three months ended March 31, 2020 is calculated by extrapolating the quarterly return on average equity over a twelve-month period. For the three-month period, the average total shareholders’ equity is calculated as the average of the beginning and ending total shareholders’ equity of each quarterly period. Due to the net realized and unrealized losses on investments, the annualized return on average equity calculation is not meaningful for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, the return on average equity was 4.3% and (37.3)%, respectively.
Results for the three months ended March 31, 2021 versus 2020:
The net income attributable to common shareholders was $40.9 million in the 2021 first quarter, compared to net loss attributable to common shareholders of $267.8 million in the 2020 first quarter. The 2021 first quarter net income was driven by an increase in net investment income, offset in part by an increase in underwriting losses, an increase in net foreign exchange losses and transaction costs related to the Merger.
The net investment income was $59.1 million in the 2021 first quarter, compared to a net investment loss of $262.7 million in the 2020 first quarter. The net investment income was driven by realized and unrealized gains of $46.2 million in the 2021 first quarter, compared to realized and unrealized losses of $290.5 million in the 2020 first quarter.
The 2021 first quarter underwriting loss was $13.5 million, compared to an underwriting loss of $6.1 million in the 2020 first quarter. The 2021 first quarter loss ratio was 80.4%, 1.4 points higher than the 2020 first quarter. The 2021 first quarter acquisition expense ratio was 23.8%, 3.5 points higher than the 2020 first quarter. The increase in the loss ratio was driven by $8.9 million, or 6.0 points of losses associated with the 2021 U.S. winter storms. The increase in the acquisition expense ratio was due to the prior year acquisition ratio being depressed as a result of the loss sensitive commission decreases arising from our mortgage business. In addition, we recorded lower loss ratios in certain portions of our insurance motor business driven by reduced loss activity in the 2021 first quarter, as a result of the COVID-19 global pandemic. A portion of this decrease in losses was offset by loss sensitive commission increases, which adversely impacted the acquisition ratio.
The prior year loss reserve development for both the 2021 and 2020 first quarters was essentially flat, with a net adverse development of $0.1 million and a net favorable development of $0.2 million, respectively.
The 2021 first quarter general and administrative expense ratio was 4.9%, 0.2 points lower than the prior year quarter. The decrease year-over-year can be attributed to lower professional fees, office expenses and bank fees, offset in part by higher compensation, taxes and insurance expenses.
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
Gross premiums written
Gross premiums written for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$57,070	26.4%	$83,818	35.7%
Other specialty reinsurance	46,519	21.5%	36,880	15.7%
Property catastrophe reinsurance	13,410	6.2%	9,832	4.2%
Insurance programs and coinsurance	99,524	46.0%	104,372	44.4%
Total	$216,523	100.0%	$234,902	100.0%
Results for the three months ended March 31, 2021 versus 2020:
Gross premiums written were $216.5 million for the three months ended March 31, 2021, compared to $234.9 million for the three months ended March 31, 2020, a decrease of $18.4 million, or 7.8%.
Casualty reinsurance gross premiums written decreased 31.9% over the prior year quarter, primarily due to a reduction in U.K. motor excess of loss writings.
Insurance programs and coinsurance gross premiums written decreased 4.6%, driven by lower gross written premiums on certain motor businesses, partially offset by increased U.K. multi-line exposures.
Other specialty reinsurance gross premiums written increased 26.1% over the prior year quarter primarily due to a new quota share on Lloyds syndicate business, offset in part by a reduction in motor writings.
Our property catastrophe reinsurance gross premiums written increased 36.4% over the prior year quarter. Our primary involvement in this line of business is a 7.5% quota share participation of ARL’s world-wide property catastrophe excess of loss portfolio. Arch has increased its writings in this line in response to an improving rate environment and, as a result, our premiums have grown in proportion.
Premiums ceded
Premiums ceded were $37.2 million for the three months ended March 31, 2021, compared to $48.2 million for the three months ended March 31, 2020, a decrease of $11.0 million. Premiums ceded decreased during the period, driven by a reduction in the third-party reinsurance purchased for one large insurance program.

Net premiums written
Net premiums written for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$57,016	31.8%	$83,667	44.8%
Other specialty reinsurance	39,468	22.0%	35,484	19.0%
Property catastrophe reinsurance	13,410	7.5%	9,832	5.3%
Insurance programs and coinsurance	69,417	38.7%	57,717	30.9%
Total	$179,311	100.0%	$186,700	100.0%
Results for the three months ended March 31, 2021 versus 2020:
Net premiums written were $179.3 million for the three months ended March 31, 2021, compared to $186.7 million for the three months ended March 31, 2020, a decrease of $7.4 million or 4.0%. The 2021 first quarter decrease in net reinsurance premiums written was driven by the reduction of gross reinsurance premiums written in the casualty reinsurance line of business. Offsetting this decrease were increases in insurance programs and coinsurance, property catastrophe and other specialty reinsurance. Despite the reduction in gross premiums written described earlier, net premiums increased in the insurance programs and coinsurance line of business, as we decreased the amount ceded to third-party reinsurers on one program.
Net premiums earned
Net premiums earned for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
	($ in thousands)
Casualty reinsurance	$47,138	31.9%	$52,765	37.7%
Other specialty reinsurance	35,203	23.8%	35,364	25.3%
Property catastrophe reinsurance	8,318	5.6%	4,884	3.5%
Insurance programs and coinsurance	57,072	38.7%	47,026	33.5%
Total	$147,731	100.0%	$140,039	100.0%
Results for the three months ended March 31, 2021 versus 2020:
Net premiums earned were $147.7 million for the three months ended March 31, 2021 compared to $140.0 million for the three months ended March 31, 2020, an increase of $7.7 million or 5.5%. The increase in net premiums earned reflected the increase in net premiums written in insurance programs and coinsurance, and, to a lesser extent, property catastrophe reinsurance during the 2021 first quarter. This was partially offset by a reduction in casualty reinsurance, consistent with the reduction in net premiums written discussed above.

Loss ratio
The following table shows the components of our loss and loss adjustment expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Loss and Loss Adjustment Expenses	% of Earned Premiums	Loss and Loss Adjustment Expenses	% of Earned Premiums
	($ in thousands)
Current year	$118,687	80.3%	$110,856	79.1%
Prior year development (favorable)/adverse	107	0.1%	(180)	(0.1)%
Loss and loss adjustment expenses	$118,794	80.4%	$110,676	79.0%
Results for the three months ended March 31, 2021 versus 2020:
Our loss ratio was 80.4% for the three months ended March 31, 2021, compared to 79.0% for the three months ended March 31, 2020, an increase of 1.4 points. The increase in loss ratio was driven by $8.9 million, or 6.0 points of losses associated with the 2021 U.S. winter storms.
The prior year first quarter loss ratio was elevated as a result of the COVID-19 global pandemic losses arising from our mortgage business. A portion of these losses were contractually offset by loss sensitive commission decreases and are recorded as a benefit to the Company’s acquisition expense ratio.
The prior year loss reserve development for both the 2021 and 2020 first quarters was essentially flat, with a net adverse development of $0.1 million and a net favorable development of $0.2 million, respectively.
Refer to Note 5, “Reserve for losses and loss adjustment expenses” to our consolidated financial statements in Part I Item 1 of this report for more information about our prior year reserve development.
Acquisition expense ratio
Results for the three months ended March 31, 2021 versus 2020:
Our acquisition expense ratio was 23.8% for the three months ended March 31, 2021, an increase of 3.5 points from the three months ended March 31, 2020. The change was primarily as a result of the prior year acquisition ratio being depressed due to the loss sensitive commission decreases arising from our mortgage business previously mentioned. In addition, we recorded lower loss ratios in certain portions of our insurance motor business driven by reduced loss activity in the 2021 first quarter, as a result of the COVID-19 global pandemic. A portion of this decrease in losses was offset by loss sensitive commission increases, which adversely affect the acquisition ratio. The remaining difference is attributable to changes in the mix of business.
General and administrative expense ratio
Results for the three months ended March 31, 2021 versus 2020:
Our general and administrative expense ratio was 4.9% for the three months ended March 31, 2021, compared to 5.1% for the three months ended March 31, 2020. The decrease year-over-year can be attributed to lower professional fees, office expenses and bank fees, offset in part by higher compensation, taxes and insurance expenses.

Combined ratio
Results for the three months ended March 31, 2021 versus 2020:
Our combined ratio was 109.1% for the three months ended March 31, 2021, compared to 104.4% for the three months ended March 31, 2020, an increase of 4.7 points. In the 2021 first quarter, there was a 1.4 point increase in the loss expense ratio and a 3.5 point increase in the acquisition expense ratio, offset in part by a 0.2 point decrease in the general and administrative expense ratio, as described above.
Investment results
The following table summarizes the components of total investment income:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Interest income	$25,798	$37,824
Investment management fees - related parties	(4,487)	(4,352)
Borrowing and miscellaneous other investment expenses	(2,354)	(5,669)
Net interest income	18,957	27,803
Net realized gains (losses) on investments	1,702	(5,046)
Net unrealized gains (losses) on investments	44,471	(285,456)
Investment performance fees - related parties	(6,016)	—
Net investment income (loss)	$59,114	$(262,699)

Net interest income yield on average net assets (1)	0.8%	1.4%
Non-investment grade portfolio (1)	1.1%	1.7%
Investment grade portfolio (1)	0.2%	0.5%
Net investment income return on average net assets (1)	2.6%	(13.0)%
Non-investment grade portfolio (1)	3.7%	(17.4)%
Investment grade portfolio (1)	0.3%	0.8%
Net investment income return on average total investments (excluding accrued investment income) (2)	2.3%	(10.1)%
Non-investment grade portfolio (2)	3.2%	(14.9)%
Investment grade portfolio (2)	0.3%	0.8%
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

Results for the three months ended March 31, 2021 versus 2020:
Net investment income was $59.1 million for the three months ended March 31, 2021 compared to net investment loss of $262.7 million for the three months ended March 31, 2020, an increase of $321.8 million. The 2021 first quarter net investment income return on average net assets was 2.6% as compared to (13.0)% for the 2020 first quarter.
The 2021 first quarter net investment return was driven by net realized and unrealized gains of $46.2 million, compared to net realized and unrealized losses of $290.5 million in the prior year quarter. The losses in the 2020 first quarter reflected investment market volatility caused by the economic shutdown mandated by governments around the world related to the COVID-19 global pandemic.
The net investment income for the three months ended March 31, 2021 included net interest income of $19.0 million, a decrease of 31.8% from the prior year quarter. The net interest income decrease over the prior period reflected a gradual shift to higher rated investments in our non-investment grade portfolio, a reduction in LIBOR and its impact on our investments in floating rate securities, and a reduction in prevailing interest rates period over period.
The 2021 first quarter non-investment grade portfolio net interest income yield was 1.1%, compared to 1.7% in the 2020 first quarter. The decrease in yield was attributable to a gradual shift to higher rated, lower yielding investments in our non-investment grade portfolio and a reduction in LIBOR and its impact on our investments in floating rate securities.
The non-investment grade portfolio net unrealized gains reported in the 2021 first quarter were $44.5 million, compared to net unrealized losses of $285.5 million in the 2020 first quarter. The net unrealized gains in the 2021 first quarter reflected slight spread tightening as well as idiosyncratic position movements. The net unrealized losses in the 2020 first quarter reflected investment market volatility caused by the economic dislocation resulting from the COVID-19 global pandemic.
The 2021 first quarter investment grade portfolio net interest income yield was 0.2%, compared to 0.5% in the 2020 first quarter. The reduction in net interest income yield was driven by a reduction in LIBOR and its impact on our investments in floating rate securities, and a reduction in prevailing interest rates during the year.
Transaction costs and other
During the 2021 first quarter, we incurred transaction costs of $0.7 million, which included various legal, advisory and other consulting costs associated with the Merger. We have incurred $4.8 million of such Merger transaction costs to date.
Growth in book value per diluted common share
Results for the three months ended March 31, 2021 versus 2020:
Book value per diluted common share was $48.86 as of March 31, 2021, compared to $47.08 per share as of December 31, 2020. The increase was driven by net income of $40.9 million and a net other comprehensive loss of $5.5 million.

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
Underwriting income (loss) is useful in evaluating our underwriting performance, without regard to other underwriting income (losses), net investment income (losses), interest expense, net foreign exchange gains (losses), transaction and other costs, income tax expense (benefit) and preference dividends.
Adjusted underwriting income (loss) is useful in evaluating our underwriting performance, without regard to net investment income (losses), interest expense, net foreign exchange gains (losses), transaction and other costs, income tax expense (benefit), preference dividends and certain corporate expenses (which are described in more detail above). We define underwriting income (loss) as net premiums earned, less loss and loss adjustment expenses, acquisition expenses and general and administrative expenses, and we define adjusted underwriting income (loss) as underwriting income (loss) plus other underwriting income (loss) less certain corporate expenses. Our adjusted combined ratio is a key indicator of our profitability, without regard to certain corporate expenses. We calculate the adjusted combined ratio by dividing the sum of loss and loss adjustment expenses, acquisition expenses and general and administrative expenses less certain corporate expenses by the sum of net premiums earned and other underwriting income (loss).
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

Reconciliation of underwriting income (loss) and adjusted underwriting income (loss)
Underwriting income (loss) reconciles to net income (loss) available to common shareholders, and adjusted underwriting income (loss) reconciles to underwriting income (loss) for the three months ended March 31, 2021 and 2020 as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Net income (loss) available to common shareholders	$40,887	$(267,779)
Preference dividends	1,038	1,171
Net income (loss) before preference dividends	41,925	(266,608)
Income tax expense (benefit)	8	—
Interest expense	2,912	2,912
Net foreign exchange (gains) losses	475	(5,013)
Transaction costs and other	715	—
Net investment (income) loss	(59,114)	262,699
Other underwriting (income) loss	(411)	(133)
Underwriting income (loss)	(13,490)	(6,143)
Certain corporate expenses	2,780	2,996
Other underwriting income (loss)	411	133
Adjusted underwriting income (loss)	$(10,299)	$(3,014)

Reconciliation of the adjusted combined ratio
The adjusted combined ratio reconciles to the combined ratio for the three months ended March 31, 2021 and 2020 as follows:

	Three Months Ended March 31,
	2021			2020
	Amount	Adjustment	As Adjusted	Amount	Adjustment	As Adjusted
	($ in thousands)
Losses and loss adjustment expenses	$118,794	$—	$118,794	$110,676	$—	$110,676
Acquisition expenses	35,135	—	35,135	28,367	—	28,367
General & administrative expenses (1)	7,292	(2,780)	4,512	7,139	(2,996)	4,143
Net premiums earned (1)(2)	147,731	411	148,142	140,039	133	140,172

Loss ratio	80.4%			79.0%
Acquisition expense ratio	23.8%			20.3%
General & administrative expense ratio (1)	4.9%			5.1%
Combined ratio	109.1%			104.4%
Adjusted loss ratio			80.2%			79.0%
Adjusted acquisition expense ratio			23.7%			20.2%
Adjusted general & administrative expense ratio			3.1%			3.0%
Adjusted combined ratio			107.0%			102.2%
(1) Adjustments include certain corporate expenses, which are deducted from general and administrative expenses, and other underwriting income (loss), which is added to net premiums earned.
(2) The adjustment to net premiums earned relates to “other underwriting income” from underwriting contracts accounted for as derivatives.

Reconciliation of the non-investment grade portfolio and investment grade portfolio components of our investment returns
The non-investment grade portfolio and the investment grade portfolio components of our investment returns for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total	Non-Investment Grade	Investment Grade	Cost of U/W Collateral (4)	Total
	($ in thousands)
Interest income	$23,293	$2,505	$—	$25,798	$32,764	$5,060	$—	$37,824
Investment management fees - related parties	(4,151)	(336)	—	(4,487)	(3,973)	(379)	—	(4,352)
Borrowing and miscellaneous other investment expenses	(1,909)	(329)	(116)	(2,354)	(2,591)	(225)	(2,853)	(5,669)
Net interest income	17,233	1,840	(116)	18,957	26,200	4,456	(2,853)	27,803
Net realized gains (losses) on investments	1,279	423	—	1,702	(7,225)	2,179	—	(5,046)
Net unrealized gains (losses) on investments (1)	44,489	(18)	—	44,471	(285,493)	37	—	(285,456)
Investment performance fees - related parties	(6,016)	—	—	(6,016)	—	—	—	—
Net investment income (loss)	$56,985	$2,245	$(116)	$59,114	$(266,518)	$6,672	$(2,853)	$(262,699)

Average total investments (excluding accrued investment income) (2)	$1,760,548	$774,829	$—	$2,535,377	$1,790,337	$820,635	$—	$2,610,972
Average net assets (3)	$1,558,811	$775,586	$(24,750)	$2,309,647	$1,530,825	$826,062	$(328,750)	$2,028,137

Net interest income yield on average net assets (3)	1.1%	0.2%		0.8%	1.7%	0.5%		1.4%
Net investment income return on average total investments (excluding accrued investment income) (2)	3.2%	0.3%		2.3%	(14.9)%	0.8%		(10.1)%
Net investment income return on average net assets (3)	3.7%	0.3%	(0.5)%	2.6%	(17.4)%	0.8%	(0.9)%	(13.0)%
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

	As of March 31, 2021				As of March 31, 2020
	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total	Non-Investment Grade	Investment Grade	Borrowings for U/W Collateral	Total
	($ in thousands)
Average total investments (excluding accrued investment income) - QTD	$1,760,548	$774,829	$—	$2,535,377	$1,790,337	$820,635	$—	$2,610,972
Average net assets - QTD	1,558,811	775,586	(24,750)	2,309,647	1,530,825	826,062	(328,750)	2,028,137

Total investments	$1,796,839	$775,074	$—	$2,571,913	$1,718,421	$794,385	$—	$2,512,806
Accrued Investment Income	12,053	2,272	—	14,325	12,312	4,032	—	16,344
Receivable for Securities Sold	65,671	2,405	—	68,076	22,329	4,460	—	26,789
Less: Payable for Securities Purchased	44,052	6,213	—	50,265	61,834	1,995	—	63,829
Less: Payable for Securities Sold Short	34,589	—	—	34,589	30,076	—	—	30,076
Less: Revolving credit agreement borrowings	225,829	—	24,750	250,579	247,736	—	328,750	576,486
Net assets	$1,570,093	$773,538	$(24,750)	$2,318,881	$1,413,416	$800,882	$(328,750)	$1,885,548
Non-investment grade borrowing ratio (1)	14.4%				17.5%

Unrealized gains on investments	$65,643	$15,764	$—	$81,407	$25,439	$15,086	$—	$40,525
Unrealized losses on investments	(82,589)	(4,137)	—	(86,726)	(366,188)	(47,603)	—	(413,791)
Net unrealized gains (losses) on investments	$(16,946)	$11,627	$—	$(5,319)	$(340,749)	$(32,517)	$—	$(373,266)
(1) The non-investment grade borrowing ratio is calculated as revolving credit agreement borrowings divided by net assets.

Critical accounting policies, estimates and recent accounting pronouncements
The preparation of consolidated financial statements in accordance with GAAP requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables and fair value measurements. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new company, like our company, are even more difficult to make than those made in a mature company since we have compiled relatively limited historical information through March 31, 2021. Actual results will differ from these estimates and such differences may be material.
The critical accounting policies that we believe affect significant estimates used in the preparation of our consolidated financial statements, as well as certain recent accounting pronouncements, are discussed under the heading “Management’s discussion and analysis of financial condition and results of operations-Critical accounting policies, estimates and recent accounting pronouncements” contained in our Annual Report on Form 10-K for the year ending December 31, 2020, updated, where applicable, in the notes accompanying our consolidated financial statements included in this report, including Note 2, “Basis of presentation and significant accounting policies”.
Financial condition, liquidity and capital resources
General
We are a holding company whose assets primarily consist of the shares in our subsidiaries. Generally, we depend on our available cash resources, dividends or other distributions from subsidiaries to make payments, including the payment of interest on our senior notes, dividends on our preference shares and operating expenses we may incur. During the three months ended March 31, 2021 and the year ended December 31, 2020, we received dividends of $1.0 million and $15.7 million, respectively, from Watford Re, our Bermuda operating subsidiary.
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
Financial condition
Shareholders’ equity
2021 versus 2020: Total shareholders’ equity was $977.0 million as of March 31, 2021, compared to $941.3 million as of December 31, 2020, an increase of $35.7 million or 3.8%. The increase in shareholders’ equity was primarily driven by net investment income of $59.1 million, offset in part by an underwriting loss of $13.5 million, other comprehensive loss of $5.5 million, an interest expense of $2.9 million, preference dividends of $1.0 million and other transaction costs of $0.7 million.

Investment portfolios
The table below summarizes the credit quality of our total non-investment grade and investment grade portfolios as of March 31, 2021 and December 31, 2020, as rated by Standard & Poor’s Financial Services, LLC, or Standard & Poor’s, Moody’s Investors Service, or Moody’s, Fitch Ratings Inc., or Fitch, or Kroll Bond Rating Agency, or KBRA, DBRS Morningstar, or DBRS, as applicable:

	Credit Rating (1)
March 31, 2021	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	Not Rated
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$790,186	$—	$—	$—	$11,564	$34,507	$518,654	$174,552	$4,144	$1,283	$45,482
Corporate bonds	403,389	—	—	1,435	4,782	64,492	252,327	52,415	9,765	—	18,173
Asset-backed securities	134,524	—	—	—	66,101	28,459	9,085	5,770	262	—	24,847
Short-term investments	337,687	133,819	121,024	79,126	—	—	3,163	555	—	—	—
Total fixed income instruments and short-term investments	1,665,786	133,819	121,024	80,561	82,447	127,458	783,229	233,292	14,171	1,283	88,502
Equities	131,053
Total Non-Investment Grade Portfolio	$1,796,839	$133,819	$121,024	$80,561	$82,447	$127,458	$783,229	$233,292	$14,171	$1,283	$88,502

Investment Grade Portfolio:
Corporate bonds	$200,995	$—	$18,674	$91,223	$87,363	$3,735	$—	$—	$—	$—	$—
U.S. government and government agency bonds	165,683	—	165,683	—	—	—	—	—	—	—	—
Asset-backed securities	83,431	—	609	7,431	70,314	5,077	—	—	—	—	—
Mortgage-backed securities	15,315	—	—	1,516	13,799	—	—	—	—	—	—
Non-U.S. government and government agency bonds	161,958	—	161,958	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	1,779	782	588	409	—	—	—	—	—	—	—
Short-term investments	145,913	9,622	66,783	20,014	49,494	—	—	—	—	—	—
Total Investment Grade Portfolio	$775,074	$10,404	$414,295	$120,593	$220,970	$8,812	$—	$—	$—	$—	$—
Total	$2,571,913	$144,223	$535,319	$201,154	$303,417	$136,270	$783,229	$233,292	$14,171	$1,283	$88,502
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA, followed by ratings from DBRS.

	Credit Rating (1)
December 31, 2020	Fair Value	AAA	AA	A	BBB	BB	B	CCC	CC	C	Not Rated
	($ in thousands)
Non-Investment Grade Portfolio
Term loan investments	$851,539	$—	$—	$—	$11,352	$19,486	$588,215	$185,221	$7,406	$2,727	$37,132
Corporate bonds	312,620	—	—	—	—	31,089	194,418	59,421	8,280	1,894	17,518
Asset-backed securities	140,508	—	—	—	73,911	26,799	8,385	8,262	837	—	22,314
Short-term investments	301,390	83,308	124,830	89,577	—	—	3,186	489	—	—	—
Total fixed income instruments and short-term investments	1,606,057	83,308	124,830	89,577	85,263	77,374	794,204	253,393	16,523	4,621	76,964
Equities	118,201
Total Non-Investment Grade Portfolio	$1,724,258	$83,308	$124,830	$89,577	$85,263	$77,374	$794,204	$253,393	$16,523	$4,621	$76,964

Investment Grade Portfolio
Corporate bonds	$197,247	$—	$19,812	$82,379	$87,913	$7,143	$—	$—	$—	$—	$—
U.S. government and government agency bonds	202,488	—	202,488	—	—	—	—	—	—	—	—
Asset-backed securities	80,258	—	—	15,675	59,560	5,023	—	—	—	—	—
Mortgage-backed securities	16,663	—	—	2,092	14,571	—	—	—	—	—	—
Non-U.S. government and government agency bonds	158,839	—	158,839	—	—	—	—	—	—	—	—
Municipal government and government agency bonds	1,788	783	592	413	—	—	—	—	—	—	—
Short-term investments	117,300	6,211	43,870	19,328	47,891	—	—	—	—	—	—
Total Investment Grade Portfolio	$774,583	$6,994	$425,601	$119,887	$209,935	$12,166	$—	$—	$—	$—	$—
Total	$2,498,841	$90,302	$550,431	$209,464	$295,198	$89,540	$794,204	$253,393	$16,523	$4,621	$76,964
(1) For individual fixed maturity investments, Standard & Poor’s ratings are used. In the absence of a Standard & Poor’s rating, ratings from Moody’s are used, followed by ratings from Fitch, followed by ratings from KBRA, followed by ratings from DBRS.

The following tables summarize the composition of our non-investment grade and investment grade portfolios by sector as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Total	Financials	Health Care	Technology	Consumer Discretionary (1)	Industrials	Consumer Staples	Oil & Gas	All Other (2)
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$790,186	$133,545	$145,013	$149,263	$132,708	$115,863	$9,486	$28,808	$75,500
Corporate bonds	403,389	23,010	31,911	58,216	103,019	36,737	16,665	70,392	63,439
Equities - sector specific	114,689	66,679	22,982	3,291	9,734	3,207	3,368	2,086	3,342
Short-term investments - sector specific	3,720	—	557	—	—	—	—	—	3,163
Subtotal	1,311,984	223,234	200,463	210,770	245,461	155,807	29,519	101,286	145,444
Equities - non-sector specific	16,364
Short-term investments - non-sector specific	333,967
Asset-backed securities	134,524
Total Non-Investment Grade Portfolio	$1,796,839	$223,234	$200,463	$210,770	$245,461	$155,807	$29,519	$101,286	$145,444

Investment Grade Portfolio:
Corporate bonds	$200,995	$68,281	$10,565	$16,031	$27,381	$16,524	$26,906	$15,484	$19,823
Short-term investments	145,913
U.S. government and government agency bonds	165,683
Non-U.S. government and government agency bonds	161,958
Asset-backed securities	83,431
Mortgage-backed securities	15,315
Municipal government and government agency bonds	1,779
Total Investment Grade Portfolio	$775,074	$68,281	$10,565	$16,031	$27,381	$16,524	$26,906	$15,484	$19,823
Total Investments	$2,571,913	$291,515	$211,028	$226,801	$272,842	$172,331	$56,425	$116,770	$165,267
(1) As of March 31, 2021, the industry classifications were revised and, as such, the investments classified as "Consumer Services" in previous quarters are now classified as "Consumer Discretionary." The presentation of information as of December 31, 2020 has not been changed.
(2) Includes telecommunications, utilities, basic materials and real estate.

	December 31, 2020
	Total	Financials	Health Care	Technology	Consumer Services	Industrials	Consumer Goods	Oil & Gas	All Other (1)
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$851,539	$191,608	$162,255	$159,747	$79,477	$131,820	$24,079	$29,679	$72,874
Corporate bonds	312,620	26,565	23,929	53,493	81,990	21,899	18,759	34,955	51,030
Equities - sector specific	101,464	71,574	22,463	2,724	—	2,822	—	479	1,402
Short-term investments - sector specific	12,637		490	—	8,961	—	—	—	3,186
Subtotal	1,278,260	289,747	209,137	215,964	170,428	156,541	42,838	65,113	128,492
Equities - non-sector specific	16,737
Short-term investments - non-sector specific	288,753
Asset-backed securities	140,508
Total Non-Investment Grade Portfolio	$1,724,258	$289,747	$209,137	$215,964	$170,428	$156,541	$42,838	$65,113	$128,492

Investment Grade Portfolio:
Corporate bonds	$197,247	$55,430	$11,190	$17,863	$28,002	$13,989	$41,543	$14,473	$14,757
Short-term investments	117,300
U.S. government and government agency bonds	202,488
Non-U.S. government and government agency bonds	158,839
Asset-backed securities	80,258
Mortgage-backed securities	16,663
Municipal government and government agency bonds	1,788
Total Investment Grade Portfolio	$774,583	$55,430	$11,190	$17,863	$28,002	$13,989	$41,543	$14,473	$14,757
Total Investments	$2,498,841	$345,177	$220,327	$233,827	$198,430	$170,530	$84,381	$79,586	$143,249
(1) Includes telecommunications, utilities and basic materials.

The fair value of our term loans, fixed maturities and short-term investments in our non-investment grade and investment grade portfolios, summarized by contractual maturity as of March 31, 2021 and December 31, 2020 were as follows:

	Contractual Maturity
March 31, 2021	Fair Value	Due in One Year or Less	Due After One Through Two Years	Due After Three Through Five Years	Due After Five Through Ten Years	Due After Ten Years
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$790,186	$21,873	$112,578	$377,280	$278,455	$—
Corporate bonds	403,389	—	21,874	204,944	159,563	17,008
Short-term investments	337,687	337,687	—	—	—	—
Subtotal	1,531,262	359,560	134,452	582,224	438,018	17,008
Asset-backed securities	134,524
Equities	131,053
Total Non-Investment Grade Portfolio	$1,796,839	$359,560	$134,452	$582,224	$438,018	$17,008

Investment Grade Portfolio:
Corporate bonds	$200,995	$885	$41,736	$75,145	$69,526	$13,703
U.S. government and government agency bonds	165,683	644	143,984	14,786	6,269	—
Non-U.S. government and government agency bonds	161,958	16,378	31,010	53,926	60,644	—
Municipal government and government agency bonds	1,779	—	1,370	409	—	—
Short-term investments	145,913	145,913	—	—	—	—
Subtotal	676,328	163,820	218,100	144,266	136,439	13,703
Asset-backed securities	83,431
Mortgage-backed securities	15,315
Total - Investment Grade Portfolio	$775,074	$163,820	$218,100	$144,266	$136,439	$13,703
Total	$2,571,913	$523,380	$352,552	$726,490	$574,457	$30,711

	Contractual Maturity
December 31, 2020	Fair Value	Due in One Year or Less	Due After One Through Two Years	Due After Three Through Five Years	Due After Five Through Ten Years	Due After Ten Years
	($ in thousands)
Non-Investment Grade Portfolio:
Term loan investments	$851,539	$21,035	$106,014	$465,153	$259,337	$—
Corporate bonds	312,620	28	32,778	203,390	67,847	8,577
Short-term investments	301,390	301,390	—	—	—	—
Subtotal	1,465,549	322,453	138,792	668,543	327,184	8,577
Asset-backed securities	140,508
Equities	118,201
Total Non-Investment Grade Portfolio	$1,724,258	$322,453	$138,792	$668,543	$327,184	$8,577

Investment Grade Portfolio:
Corporate bonds	$197,247	$4,290	$25,914	$67,785	$79,858	$19,400
U.S. government and government agency bonds	202,488	820	180,324	20,945	399	—
Non-U.S. government and government agency bonds	158,839	23,476	29,027	54,428	51,908	—
Municipal government and government agency bonds	1,788	—	1,375	413	—	—
Short-term investments	117,300	117,300	—	—	—	—
Subtotal	677,662	145,886	236,640	143,571	132,165	19,400
Asset-backed securities	80,258
Mortgage-backed securities	16,663
Total - Investment Grade Portfolio	774,583	$145,886	$236,640	$143,571	$132,165	$19,400
Total	$2,498,841	$468,339	$375,432	$812,114	$459,349	$27,977

Actual maturities may differ from contractual maturities because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following chart shows the composition of our non-investment grade and investment grade portfolios as of March 31, 2021:
Total: $1,796.8 million
Total: $775.1 million
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
Sources of liquidity include cash flows from operations, financing arrangements and routine sales of investments. The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Cash and cash equivalents provided by (used for):
Operating activities	$6,984	$24,575
Investing activities	(17,498)	(111,627)
Financing activities	37,924	88,184
Effects of exchange rate changes on foreign currency	(2,697)	(6,989)
Change in cash and cash equivalents	$24,713	$(5,857)
Results for the three months ended March 31, 2021:
•Cash provided by operating activities for the three months ended March 31, 2021 was lower than the same period in 2020. Operating cash flows reduced due to higher claim payments and reduced premium written and interest income received.
•Cash used for investing activities for the three months ended March 31, 2021 was lower than the same period in 2020, due to an increase in sales, redemptions and maturities, partially offset by an increase in purchases of fixed maturities in 2021.
•Cash was provided by financing activities for the three months ended March 31, 2021 was lower than the same period in 2020, driven by lower borrowings from the secured credit facility and custodian bank facilities.
Our investments in certain securities and loans may be illiquid due to contractual provisions or may prove to be illiquid in certain investment market conditions. Changes in general economic conditions could have a material adverse effect on the value and liquidity of the investments in our investment portfolios. The COVID-19 global pandemic has severely impacted the global economy and financial markets, which had a material adverse effect on our non-investment grade portfolio in 2020. The valuations of the portfolio have recovered and there has been a gradual shift towards higher rated investments. However, there continues to be uncertainty which could adversely impact our investment portfolios. If we require significant amounts of cash on short notice in excess of our anticipated cash requirements, we may have difficulty selling these investments in a timely manner or may be forced to sell or otherwise liquidate them at unfavorable values.
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
Capital resources
In addition to the common shares and preference shares we issued in our initial funding, we have entered into credit facilities to support our business operations. Further, in July 2019, we issued our senior notes and used the net proceeds from the issuance to redeem 76.34% of our then outstanding preference shares. We believe that we hold sufficient capital to allow us to continue our business operations and execute our strategy, as well as to comply with all applicable statutory regulations.
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
In the first quarter of 2020, our board of directors authorized a share repurchase program, which allows us to make repurchases of up to $50 million of our common shares from time to time in open market or privately negotiated transactions. During the first quarter of 2020, we repurchased 127,744 common shares at an average price of $22.42 per share for an aggregate cost of $2.9 million. With the onset of the COVID-19 global pandemic, we temporarily halted repurchases under the program following the first quarter of 2020, and we did not repurchase any of our common shares during the remainder of 2020. As of March 31, 2021, approximately $47.1 million of unused share repurchase capacity remained available under the program. However, we do not anticipate making any further repurchases under the share repurchase program as a result of our entry into the Merger Agreement, which generally prohibits us from repurchasing our shares as well as certain other securities prior to the consummation of the Merger or the earlier termination of the Merger Agreement. Accordingly, at the present time, we do not expect to repurchase common shares, declare or pay dividends on our common shares or otherwise return capital to our common shareholders for the foreseeable future.
The following table summarizes our consolidated capital position:

	March 31, 2021		December 31, 2020
	Amount	% of Total Capital	Amount	% of Total Capital
	($ in thousands)
Debt:
Senior notes	$172,757	14.4%	$172,689	14.8%
Shareholders’ equity:
Preference shares	52,421	4.3%	52,398	4.5%
Shareholders’ equity	976,996	81.3%	941,344	80.7%
Total shareholders’ equity	1,029,417	85.6%	993,742	85.2%
Total capital available to Watford	$1,202,174	100.0%	$1,166,431	100.0%

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
We have a total of 2,145,202 preference shares issued and outstanding, with dividends accruing at a floating rate. The holders of our preference shares have the option, at any time on or after June 30, 2034, to redeem their preference shares at the liquidation price of $25.00 per share. We have the right to redeem any or all of our remaining preference shares at the original purchase price of $25.00 per share at any time. The preference shares are listed on the Nasdaq Global Select Market.
On July 2, 2019, we completed a private offering of $175.0 million in aggregate principal amount of our 6.5% senior notes due July 2, 2029. The aggregate principal amount was in line with our then-current limit on Tier 3 capital credit under the BMA’s regulatory framework. Interest on our senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020. Affiliates of ACGL purchased $35.0 million in aggregate principal amount of our senior notes. The $172.3 million net proceeds from the offering were used to redeem a portion of our outstanding preference shares.
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
In response to the unrealized, adverse mark-to-market impact on the valuation of our investment portfolios caused by the economic shutdown related to the COVID-19 global pandemic, A.M. Best and KBRA issued press releases noting potential future rating actions. In particular, on May 1, 2020, A.M. Best announced that it had placed the “A-” financial strength ratings of our operating subsidiaries “under review with negative implications.” In addition, A.M. Best also placed “under review with negative implications” the long-term issuer credit rating of “BBB-” and the long-term issuer credit rating of “BB” on our cumulative contingently-redeemable preference shares. On November 19, 2020, A.M. Best announced that it had maintained its “under review with negative implications” status for the “A-” financial strength rating of our operating subsidiaries. The designation of being “under review with negative implications” indicates that a previously-published rating has the potential for a near-term change (typically within six months) due to a recent event or abrupt change in the financial condition of the entity to which the rating applies. The rating remains under review until A.M. Best is able to determine the implications of the circumstances that facilitated the under review status, before making its final opinion. In addition, on June 17, 2020, after previously putting our ratings on “watch” status following the COVID-19 global pandemic-related impact to our investment portfolios, KBRA reaffirmed the “A” insurance financial strength ratings of our operating subsidiaries and revised the outlook for all of our ratings to negative. Further, following and as a result of our announcement that we had entered into the Merger Agreement, on October 9, 2020, KBRA announced that it had placed all of our ratings on “watch developing” status.

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
Since the formation of WICE, we have grown our U.K. motor insurance business. Gross premiums written generated by WICE for the three months ended March 31, 2021 and 2020 were $54.3 million and $51.7 million, respectively. The majority of such premiums relate to U.K. motor insurance.
We target a medium- to long-term, lower volatility underwriting portfolio with tightly managed natural catastrophe exposure in order to reduce the likelihood that our capital and/or liquidity position would be adversely affected by a catastrophe event. We seek to limit our modeled net PML, for property catastrophe exposures for each peak peril and peak zone from a modeled 1-in-250 year occurrence to no more than 10% of our total capital, which is less than most of our principal reinsurance competitors. As of March 31, 2021, our largest modeled peak peril and zone net occurrence PML was 4.1% of our total capital. Our conscious effort to limit our catastrophe exposure is designed to lower the volatility of our overall underwriting portfolio and to provide greater certainty as to future claims-related payout patterns and timing. Our casualty-focused underwriting portfolio’s payout pattern is slower than that of most competitors due to the longer tail lines of business we write, and that slower payout pattern provides us with the potential for greater investment income on those premiums.
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
On May 15, 2020, Watford Re renewed its letter of credit facility with Lloyds Bank Corporate Markets Plc, New York Branch (the “Lloyds Facility”). The Lloyds Facility amount is $100.0 million and was renewed through to May 16, 2021. Under the renewed Lloyds Facility, we may request an increase in the facility amount, up to an aggregate of $50.0 million. The principal purpose of the Lloyds Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. When issued, the letters of credit are secured by certificates of deposit or cash. In addition, the Lloyds Facility also requires the maintenance of certain covenants, with which we were in compliance as of March 31, 2021 and December 31, 2020. At such dates, we had approximately $49.5 million and $47.9 million, respectively, in restricted assets as collateral for outstanding letters of credit issued from the Lloyds Facility, which were secured by certificates of deposit. These collateral amounts are reflected as short-term investments in our consolidated balance sheets.
Unsecured letter of credit facility
On September 17, 2020, Watford Re renewed and amended its 364-day letter of credit agreement with Lloyds Bank Corporate Markets Plc and BMO Capital Markets Corp. (the “Unsecured Facility”). The Unsecured Facility amount was reduced from $100.0 million to $50.0 million, and will be automatically extended for a period of one year unless canceled or not renewed by either counterparty prior to expiration. The principal purpose of the Unsecured Facility is to issue, as required, evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements to ensure that such counterparties are permitted to take credit for reinsurance obtained from us as required under insurance regulations in the United States. The amount of letters of credit issued is driven by, among other things, the timing and payment of catastrophe losses, loss development of existing reserves, the payment pattern of such reserves, the further expansion of our business and the loss experience of such business. The Unsecured Facility requires the maintenance of certain covenants, as well as the making of certain representations and warranties that are customary for facilities of this type. At March 31, 2021 and December 31, 2020, we had $48.1 million and $49.9 million, respectively, in outstanding letters of credit issued from the Unsecured Facility, and were in compliance with the Unsecured Facility requirements.
Bank of America secured credit facility
On November 30, 2017, Watford Re amended and restated its $800.0 million secured credit facility (the “Secured Facility”) with Bank of America, N.A. through Watford Trust, which had originally been entered into in June 2015. On November 9, 2020, Watford Re elected to reduce the borrowing capacity to $440.0 million, under the terms of the amended and restated agreement. Watford Re owns all of the beneficial interests of Watford Trust. The Secured Facility expires on November 30, 2021 and is backed by a portion of Watford Re’s non-investment grade portfolio which has been transferred to Watford Trust and which continues to be managed by HPS pursuant to an investment management agreement between HPS and Watford Trust. The purpose of the Secured Facility is to provide borrowing capacity, including for the purchase of loans, securities and other assets and to distribute cash or any such loans, securities or other assets to Watford Re. Pursuant to this Secured Facility, the bank assigns borrowing or letter of credit capacity (or “advance rate”) for each eligible asset type held in the trust. Under our credit agreement, advance rates range from 100% for cash and 80% for certain first-lien loans to 40% for certain small-issue unsecured bonds.
Borrowings under the Secured Facility may be made at LIBOR or an alternative base rate at our option, in either case plus an applicable margin. The applicable margin varies based on the applicable base rate and, in the case of LIBOR rate borrowings, the currency in which the borrowing is denominated. In addition, the Secured Facility allows for us to issue up to $220.0 million in evergreen standby letters of credit in favor of primary insurance or reinsurance counterparties with which we have entered into reinsurance arrangements. We pay a fee on each letter of credit equal to the amount available to be drawn under such letter of credit multiplied by an applicable percentage. The applicable percentage varies based on the currency in which the letter of credit is denominated.
The borrowings and outstanding letters of credit from the Secured Facility were as follows:

	March 31,	December 31,
	2021	2020
	($ in thousands)
Borrowings to purchase investments	$130,937	$130,937
Borrowings for underwriting collateral	24,750	24,750
Total secured credit facility borrowings	155,687	155,687
Outstanding letters of credit	28,156	28,156
The Secured Facility contains various affirmative and negative covenants. As of March 31, 2021 and December 31, 2020, Watford Re was in compliance with all covenants contained in the Secured Facility.
Custodian bank facilities
As of March 31, 2021 and December 31, 2020, we had borrowings of $94.9 million and $56.0 million, respectively, from our custodian banks to purchase investment securities. We pay interest based on LIBOR or the Overnight Bank Funding Rate (“OBFR”), plus a margin and the borrowed amount is payable upon demand. As of March 31, 2021, the total borrowed amount of $94.9 million included

4.8 million Euros, or EUR, (U.S. dollar equivalent of $5.7 million) to purchase EUR-denominated securities. We pay interest based on 3-month LIBOR plus a margin and the borrowed amount is payable upon demand. The foreign exchange gain or loss on revaluation on the non-U.S. dollar-denominated borrowed funds is included as a component of foreign exchange gains (losses) included in the consolidated statements of income (loss).
The custodian banks require us to hold cash and investments on deposit, or in an investment account with respect to the borrowed funds. At March 31, 2021 and December 31, 2020, we were required to hold $167.9 million and $96.3 million, respectively, in such deposits and investment accounts.
Senior notes
On July 2, 2019, we completed a private offering of $175.0 million in aggregate principal amount of our 6.5% senior notes, due July 2, 2029. Interest on the senior notes is paid semi-annually in arrears on each January 2 and July 2, which commenced on January 2, 2020. The senior notes are Watford Holding’s senior unsecured and unsubordinated obligations and rank equally with all of the other existing and future obligations of Watford Holdings that are unsecured and unsubordinated. We may redeem the senior notes at any time, in whole or in part, prior to July 2, 2024, at “make-whole” redemption price, subject to BMA requirements. The senior notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount, subject to BMA requirements, at any time after July 2, 2024. At March 31, 2021, the carrying amount of the senior notes was $172.8 million, presented net of unamortized debt issuance costs of $2.2 million. At December 31, 2020, the carrying amount of the senior notes was $172.7 million, presented net of unamortized debt issuance costs of $2.3 million.
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
As of March 31, 2021 and December 31, 2020, we held $2.0 billion and $2.0 billion, respectively, in pledged assets in support of insurance and reinsurance liabilities as well as to collateralize our credit facilities. Included within total pledged assets, we held $7.7 million and $7.8 million, respectively, in deposits with U.S. regulatory authorities.
The following table summarizes our assets pledged as collateral for credit and letter of credit facilities and total return swap transactions, assets held in trust for underwriting transactions and regulatory deposits as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	($ in thousands)
Total investments held in trust as collateral for underwriting transactions and regulatory deposits	$974,389	$988,145
Total investments pledged for Secured Facility	776,194	791,230
Total investments pledged for custodian banks	167,853	96,260
Total investments pledged for Lloyds Facilities	49,494	47,891
Total investments pledged for Master TRS	67,742	67,116

Contractual obligations and commitments
The following table illustrates our contractual obligations and commitments by due date as of March 31, 2021 and December 31, 2020:

	Payments Due by Period
	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	($ in thousands)
March 31, 2021
Estimated gross payments for losses and loss adjustment expenses (1)	$1,568,243	400,258	533,811	269,597	364,577
Interest payments on senior notes (2)	96,688	11,375	22,750	22,750	39,813
Senior notes (2)	175,000	—	—	—	175,000
Revolving credit agreement borrowings (3)	250,579	250,579	—	—	—
Operating lease obligations	684	283	401	—	—
Total	$2,091,194	$662,495	$556,962	$292,347	$579,390
December 31, 2020
Estimated gross payments for losses and loss adjustment expenses (1)	$1,519,583	$383,168	$518,927	$264,563	$352,925
Interest payments on senior notes (2)	96,688	11,375	22,750	22,750	39,813
Senior notes (2)	175,000	—	—	—	175,000
Revolving credit agreement borrowings (3)	211,640	211,640	—	—	—
Operating lease obligations	755	283	472	—	—
Total	$2,003,666	$606,466	$542,149	$287,313	$567,738
(1) The estimated expected contractual commitments related to the reserves for loss and loss adjustment expenses are presented on a gross basis (not reflecting any corresponding reinsurance recoverable amounts that would be due to us). As of March 31, 2021, the modeled duration of our claims reserves was approximately 4.2 years.
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
Reserves for losses and loss adjustment expenses represent our best estimate of the ultimate cost of settling reported and unreported claims and related expenses. As discussed previously, the estimation of loss and loss expense reserves is based on various complex and subjective judgments. Actual losses and settlement expenses we are ultimately required to pay may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis. The assumptions used in estimating the payments due by period are based on industry and peer-group claims payment experience. Due to the uncertainty inherent in the process of estimating the timing of such payments, there is a risk that the amounts paid in any period can be significantly different than the amounts discussed above. Amounts discussed above are gross of anticipated amounts recoverable from reinsurers. Reinsurance balances recoverable on reserves for losses and loss adjustment expenses are reported separately as assets, instead of being netted with the related liabilities, since having purchased reinsurance does not discharge us of our liability to policyholders. Reinsurance balances recoverable on reserves for paid and unpaid losses and loss adjustment expenses as of March 31, 2021 and December 31, 2020 totaled $291.5 million and $286.6 million, respectively.
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
•foreign currency risk;
•interest rate risk;
•credit spread risk;
•credit risk;
•liquidity risk; and
•political risk.
Foreign currency risk
Underwriting contracts and policies
Foreign currency rate risk is the potential change in value, income and cash flow arising from adverse changes in foreign currency exchange rates. We have foreign currency exposure related to non-U.S. dollar denominated contracts and policies. Of our gross premiums written from inception, $1.8 billion, or 42.3%, were written in currencies other than the U.S. dollar. For these contracts, non-U.S. dollar assets generally offset liabilities in the same non-U.S. dollar currencies resulting in minimal net exposure. As of March 31, 2021 and December 31, 2020, net loss and loss adjustment expense reserves included $562.8 million and $537.0 million, respectively, in foreign currencies.
Investments
We are exposed to foreign currency risk through cash and investments in loans and securities denominated in foreign currencies. Foreign currency exchange rate risk is the potential for adverse changes in the U.S. dollar value of investments (long and short) and foreign currency derivative instruments, which we may employ from a risk management perspective, due to a change in the exchange rate of the foreign currency in which cash and financial instruments are denominated. As of March 31, 2021 and December 31, 2020, our total net long exposure to foreign denominated investments represented 13.4% and 13.6% of our total investment portfolios of $2.6 billion and $2.5 billion, respectively.

The following table summarizes the net impact that a 10% increase and decrease in the value of the U.S. dollar against select foreign currencies in which we have written contracts and policies would have had on the value of our shareholders’ equity as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(U.S. dollars in thousands, except per share data)
Assets, net of insurance liabilities, denominated in foreign currencies, excluding shareholders’ equity and derivatives	$107,762	$72,082
Shareholders’ equity denominated in foreign currencies (1)	(34,391)	(33,889)
Net assets denominated in foreign currencies	$73,371	$38,193
Pre-tax impact of a hypothetical 10% appreciation of the U.S. dollar against foreign currencies:
Shareholders’ equity	$(7,337)	$(3,819)
Book value per diluted common share	$(0.37)	$(0.19)
Pre-tax impact of a hypothetical 10% decline of the U.S. dollar against foreign currencies:
Shareholders’ equity	$7,337	$3,819
Book value per diluted common share	$0.37	$0.19
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
The following table estimates the impact that a 50 basis point and 100 basis point increase or decrease in interest rates would have had on the value of our investment portfolios as of March 31, 2021 and December 31, 2020:

	Interest Rate Shift in Basis Points
(U.S. dollars in millions)	-100	-50	0	+50	+100
March 31, 2021
Total fair value	$2,618	$2,595	$2,572	$2,550	$2,531
Change from base	1.8%	0.9%	—%	(0.9)%	(1.6)%
Change in unrealized value	$46	$23	$—	$(22)	$(41)

December 31, 2020
Total fair value	$2,546	$2,522	$2,499	$2,478	$2,459
Change from base	1.9%	0.9%	—%	(0.9)%	(1.6)%
Change in unrealized value	$47	$23	$—	$(21)	$(40)
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
The following table summarizes the effect that an immediate, parallel shift in credit spreads in a static interest rate environment would have had on the value of our investment portfolios as of March 31, 2021 and December 31, 2020:

	Percentage Shift in Credit Spreads
(U.S. dollars in millions)	-50%	-10%	0	+10%	+50%
March 31, 2021
Total fair value	$2,660	$2,593	$2,572	$2,548	$2,441
Change from base	3.4%	0.8%	—%	(0.9)%	(5.1)%
Change in unrealized value	$88	$21	$—	$(24)	$(131)

December 31, 2020
Total fair value	$2,600	$2,523	$2,499	$2,473	$2,362
Change from base	4.0%	0.9%	—%	(1.0)%	(5.5)%
Change in unrealized value	$101	$24	$—	$(26)	$(137)

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
Liquidity risk
Certain of our investments are, or may become, illiquid. Disruptions in the credit markets may materially affect the liquidity of certain investments including our Level 3 (non-quoted) assets, which, as of March 31, 2021 and December 31, 2020, represented 5.9% and 6.2% of our total investments, respectively. If we require significant amounts of cash on short notice in excess of anticipated cash requirements, which could include the payment of claims expenses or to satisfy a requirement of rating agencies in a period of market illiquidity, certain of our investments may be difficult to sell in a timely manner and may have to be sold or otherwise liquidated for less than what may otherwise have been possible under normal market conditions.
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

Item 4. Controls and procedures
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of and during the period covered by this report with respect to information being recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and with respect to timely communication to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this report as it relates to Watford Holdings and its consolidated subsidiaries.
We continue to enhance our operating procedures and internal controls to effectively support our business and our regulatory and reporting requirements. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issuances and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that employees of the Company and of our service providers have had to work from home during the COVID-19 global pandemic, though we will continue to assess the impact on the design and operating effectiveness of our internal controls.

Part II. Other information
Item 1. Legal proceedings
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
In addition, we, in common with the insurance industry in general, are subject to litigation and arbitration in the normal course of our business. Except as described above, as of March 31, 2021, we were not a party to any litigation or arbitration which is expected by management to have a material adverse effect on our results of operations and financial condition and liquidity.
Item 1A. Risk factors
Investing in our securities involves risks. For a discussion of the these potential risks or uncertainties, please see Part I—Item 1A—“Risk Factors” and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC (or our 2020 Annual Report), and Part I—Item

2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, in each case as updated by our subsequent periodic filings with the SEC.
There have been no material changes from the risk factors previously disclosed in Part I—Item 1A, “Risk Factors” of our 2020 Annual Report.
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
During the three months ended March 31, 2021, we did not repurchase any of our common shares under our share repurchase program and approximately $47.1 million of unused share repurchase capacity remained available under our share repurchase program. However, we do not anticipate making any further repurchases under the share repurchase program due to the pending acquisition by HoldCo. In particular, the Merger Agreement generally prohibits us from repurchasing our shares as well as certain other securities prior to the consummation of the Merger or the earlier termination of the Merger Agreement.

	Issuer Purchases of Common Shares
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program
Beginning dollar amount available to be repurchased				$47,136
1/1/2021 - 1/31/2021	—	$—	—	—
2/1/2021 - 2/28/2021	—	—	—	—
3/1/2021 - 3/31/2021	—	—	—	—
Total	—	$—	—	$47,136
Item 3. Defaults upon senior securities
None.
Item 4. Mine safety disclosures
None.
Item 5. Other information
None.

Item 6. Exhibit index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Original Exhibit Number	Date Filed	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101	The following financial information from Watford Holdings Ltd.’s Quarterly Report for the quarter ended March 31, 2021 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATFORD HOLDINGS LTD.
(REGISTRANT)

/s/ Jonathan D. Levy
Date:	May 10, 2021	Jonathan D. Levy, Chief Executive Officer

Date:	May 10, 2021	/s/ Robert L. Hawley
Robert L. Hawley, Chief Financial Officer